Form 10KSB
period 2000-01-31
RUBINCON VENTURES INC
filed 2000-07-13
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended January 31, 2000

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the  transaction  period  from _______________ to ________________


         Commission File number         0-29429
                                ----------------------------

                             RUBINCON VENTURES INC.
                    ----------------------------------------
                 (Exact name of Company as specified in charter)


                  Delaware                                   98-0200798
------------------------------------                ----------------------------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D. No.)
or organization


1366 - 161ST Street
Surrey, British Columbia, Canada                              V4A 8A6
----------------------------------------            ----------------------------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code              1-604-526-0751
                                                    ----------------------------


Securities registered pursuant to section 12 (b) of the Act:


Title of each share                    Name of each exchange on which registered
     None                                               None
--------------------                   -----------------------------------------


Securities registered pursuant to Section 12 (g) of the Act:


    None
-------------
(Title of Class)


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes [X]     No [ ]                    (2)      Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year:      $     -0-
                                                                 ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of January 31, 2000, the Company has 2,400,820 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

=====================================================================================================
PART 1
------
                                                                                          Page
                                                                                          -----
ITEM 1.          DESCRIPTION OF BUSINESS                                                    4

ITEM 2.          DESCRIPTION OF PROPERTY                                                    4

ITEM 3.          LEGAL PROCEEDINGS                                                          5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                        5

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                   6

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  6

ITEM 7.          FINANCIAL STATEMENTS                                                       7

ITEM 8.          CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                                        7

PART III
--------

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL PERSONS,
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                          7

ITEM 10.         EXECUTIVE COMPENSATION                                                    11

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT             12

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            13

PART IV
-------

ITEM 13.         EXHIBITS                                                                  14


                                     PART 1

================================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS
================================================================================

HISTORICAL OVERVIEW OF THE COMPANY

         The Company was incorporated on February 2, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 1366-161st Street, Surrey, B.C. V4A 8A6. (Tel: 604-526-0751).

         The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

         Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.

         The Company owns one mineral property known as the `Rubicon' Claim. It does not presently own any other mineral properties. The Company holds the rights to the minerals on the Rubicon property until February 28, 2000. The land itself is owned by the Province of British Columbia (known as the "Crown"). If the Company does not undertake an exploration program ("assessment work") on the mineral claim on or before February 28, 2000 in the amount of $1,100 or pay a similar amount as cash-in-lieu to the Crown the rights to the minerals will expire and the property can be `staked' by another party. If the Company either does assessment work or pay cash-in-lieu the rights to the minerals on the Rubicon claim will remain in good standing until February 28, 2001. So until the mineral rights for future years the Company will either have to pay cash-in-lieu of $2200 each year or use perform work on the property.

         Subsequent to January 31, 2000 the Company paid cash in lieu to the Gold Commissioner's office of British Columbia to maintain the claim in good standing until February 28, 2001.

         The Company has no revenue to date from the exploration of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

PLANNED BUSINESS

         In addition to exploring and developing, if warranted, its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing.

         All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

================================================================================
                        ITEM 2. DESCRIPTION OF PROPERTIES
================================================================================

EXPLORATION OF THE RUBICON CLAIM

         The Company retained Calvin Church, P. Geo. of Vancouver, British Columbia, to summarize the geology and mineral potential on its mineral claim near Zeballos, British Columbia. His report is dated July 15, 1999. The mineral claim was staked February 11, 1999 by Edward Skoda on behalf of the Company and named "Rubicon".

         The Claim covers 16 metric units (400ha) located within the Zeballos Mining Camp near the town of Zebellos on the West Coast of Vancouver Island. Gold bearing quartz veins in the Zeballos mining camp produced over 287,811 ounces of gold and 124,700 ounces of silver from ore averaging 0.44 ounces per ton during the period of 1934 to 1948.

         The Company was incorporated on February 2, 1999 and engaged the services of Edward Skoda to "stake" a mineral claim for it in the Zeballos mining area of British Columbia. The claim, subsequently recorded as the `Rubicon' claim, was "staked" on February 11, 1999. ("Staking" of a claim is the method used by the ministry of mines for the Province of British Columbia in verifying title to the minerals on Crown property).

         The Company has not identified any other mineral properties for staking and therefore has only the Rubicon property. It is the intention of management to identify other properties of merit in the future but to date none have been identifies.

The Company has done no work on the claim to date but is considering a small exploration program during the forthcoming year.

================================================================================
                            ITEM 3. LEGAL PROCEEDINGS
================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2000.

                                     PART II

================================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at January 31, 2000 the Company had 32 shareholders; two of these shareholders are officers and directors of the Company.

================================================================================
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
================================================================================

OVERVIEW

The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's articles of incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2000 there were 2,400,820 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Rubincon claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Liquidity and Capital Resources

As at January 31, 2000, the Company had $1,428 of assets, and $11,987 of liabilities, including cash or cash equivalents amounting to $1,428. The liabilities of $11,987 are amounts of $1,950 accrued for audit and accounting and $105 for telephone and the amount of $9,932 due to a director.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Rubincon claim and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has purchased the Rubincon claim and preformed no exploration work on the claim as more fully described above.

================================================================================
                          ITEM 7. FINANCIAL STATEMENTS
================================================================================

The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================
             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111
================================================================================
            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
       CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
================================================================================

The following table sets forth as of January 31, 2000, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                                     Term as
                                                                                     Director
            Name               Age                 Position Held                      Since
            ----               ---                 -------------                     --------
     Roman Kujath              57           President and Director                    1999

     Albert Ezzy               65           Secretary-Treasurer and                   1999
                                            Director

     Jack Cewe                 78           Director                                  1999

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

         ROMAN KUJATH has been president of Roman M. Kujath Architects Ltd. since 1975. He has practiced in Canada and abroad as an Architect (Masters degrees in both Architecture and Engineering). Mr. Kujath has been responsible for over $1 billion dollars worth of construction, including the $100 million Place de Ville in Ottawa, Canada for the Campeau Corporation. He also was a developer for a number of turn-key housing projects in the southern United States in the early 1970s. He is also a director of Peabodys Coffee Inc., a company currently listed on the OTC Bulletin Board, which specializes in coffee sold via a kiosk system. Peabodys Coffee Inc. is headquartered in Sacremento, California. He is also director of Summit Care Corporation, an Alberta, Canada, company established to develop and operate long term care facilities in Alberta. Mr. Kujath is a member of the Royal Architectural Institute of Canada, a past corporate member of the American Institute of Architects, a member of the Architectural Institute of British Columbia and the Alberta Association of Architects.

         ALBERT EZZY has been in the property development business for the past 40 years. He was born in Vancouver, British Columbia. He was educated at the University of British Columbia where he obtained a Bachelor of Commerce degree. Subsequent to graduating from UBC, he was employed by Standard General Construction as an aggregate salesman. He was then employed by the Goodbrand
Construction before working for Jack Cewe Ltd. as the Business Development Manager, a position he has held for the past 20 years. Mr. Ezzy has not been involved in any public company in the United States and has not been associated with any company to date contemplating a quotation on the OTC Bulletin Board.

JACK CEWE has been involved in the general construction and mining business for the past 50 years. He was born in Richmond, BC. Mr. Cewe is the founder of Jack Cewe Ltd., a general company and aggregate mining. Mr. Cewe has been actively involved in the operation of the company for the past 40 years. Mr. Cewe currently is the director and officer for the following private companies:

Name                                 Type of Business            Founded           Location
----                                 ----------------            -------           ---------
Jack Cewe Ltd.                       General Contracting           1953            Coquitlam, B.C.

Jack CeweInc.                        General Contracting           1967            Bellingham, Washington

Ridge Construction Ltd.              Trucking Company              1961            Coquitlam, B.C

Shoshone Construction Ltd.           Construction Company          1961            Coquitlam, B.C

Heather Construction Ltd.            Aggregate Mining              1967            Jervis Inlet, B.C.

Mr. Cewe has not been involved in any public company either in Canada or the United States and has not been associated with any OTC Bulletin Board company to date.

         None of the Directors or Executive Officers work full time for the Company, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the President of the Company will be approximately 25 hours, comprising mainly administrative and planning duties, whereas the Secretary Treasurer will devote 15 hours per month consisting mainly of preparation of corporate documents. This time will increase when the Company undertakes a work program on its property.

         There are no family relationships between the directors, executive officers or with any person under consideration for nomination as a director or appointment as an executive officer of the Company.

         To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at January 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                  Report to be Filed
----                                --------                  ------------------
Roman Kujath               President and Director                 Form 3

Albert Ezzy                Secretary-Treasurer/Director           Form 3

Jack Cewe                  Director                               Form 3

================================================================================
                         ITEM 10. EXECUTIVE COMPENSATION
================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2000.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The following table sets forth as at January 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

        Name and Address                                                 Amount
         of Beneficial                        Nature of               of Beneficial              Percent
            Owner                           Ownership (1)               Ownership               of Class
            -----                           -------------               ---------               --------
CARSTEN MIDE                                  Direct                      200,000                8.0 %
2453 Philips Place
Burnaby, B.C.
Canada, V5A 2W1

ROMAN KUJATH                                    --                            --                 0.0 %
415-10357 109th Street
Edmonton, Alberta
Canada T5J 1N3

ALBERT EZZY                                   Direct                       75,820                3.2 %
1366 161st Street
Surrey, B.C.
Canada V4A 8A6

JACK CEWE                                     Direct                       50,000                2.1 %
1008 Alderside Avenue
Port Moody, B.C.
Canada V3H 3A6

       Directors and officers                                             125,820                5.3 %
           as a group

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV

================================================================================
                          ITEM 13. EXHIBITS AND REPORTS
================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                                   Page
-----------------                                                                   ----
Report of Andersen, Andersen & Strong, Certified Public Accountants                  15

Balance Sheet as at January 31, 2000                                                 16

Statement of Operations for the period from February 2, 1999 (Date of
         Inception) to January 31, 2000                                              17

Statement in Changes in Stockholders' Equity for the period from February 2,
            1999 (Date of Inception) to January 31, 2000                             18

Statement of Cash Flows for the period from February 2, 1999 (Date of
         Inception) to January 31, 2000                                              19

Notes to the Financial Statements                                                    20


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.


================================================================================
                                   SIGNATURES
================================================================================
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                                              RUBINCON VENTURES INC.

Date:   July 12, 2000                         By:  /s/ "Albert Ezzy"
                                              -----------------------------
                                                     Albert Ezzy
                                              Secretary Treasurer/Director

Date:    July 12, 2000                        By:  /s/  "Jack Cewe"
                                              -----------------------
                                                  Jack Cewe, Director


ANDERSEN ANDERSEN & STRONG, L.C.                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                  Telephone 801-486-0096
                                                                           Fax 801-486-0098

Board of Directors
Rubincon Ventures Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (exploration stage company) at January 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the period February 2, 1999 (date of inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubincon Ventures Inc. at January 31, 2000, and the results of operations, and cash flows for the period February 2, 1999 (date of inception) to January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
April 18, 2000

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                                January 31, 2000

   ASSETS

   CURRENT ASSETS

        Bank                                                               $  1,428
                                                                           --------
               Total Current Assets                                           1,428
                                                                           --------
   OTHER ASSETS

         Mineral claims - Note 3                                                 --
                                                                           --------
                                                                           $  1,428

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

         Accounts payable                                                  $  2,055
         Accounts payable - related parties                                   9,932
                                                                           --------
                Total Current Liabilities                                    11,987
                                                                           --------
   STOCKHOLDERS' EQUITY

        Common stock
              25,000,000 shares authorized, at $0.001 par
              value, 2,400,820 shares issued and outstanding                  2,401

        Capital in excess of par value                                       10,200

        Deficit accumulated during the exploration stage                   (23,160)
                                                                           --------
              Total Stockholders' Deficiency                               (10,559)
                                                                           --------
                                                                           $ 1,428
                                                                           ========

   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

     For the period February 2, 1999 (date of inception) to January 31, 2000


   REVENUES                                               $       --

   EXPENSES                                                   23,160
                                                          ----------
   NET LOSS                                               $  (23,160)
                                                          ==========


   NET LOSS PER COMMON SHARE

        Basic                                             $    (0.01)
                                                          ==========

   AVERAGE OUTSTANDING SHARES

        Basic                                              2,248,702
                                                          ==========






   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     For the period February 2, 1999 (Date of Inception) to January 31, 2000


                                                                                            CAPITAL IN
                                                                COMMON         STOCK        EXCESS OF           ACCUMULATED
                                                                SHARES         AMOUNT       PAR VALUE            DEFICIT
                                                              ----------      --------      -----------         -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)                          --       $    --      $        --         $         --

Issuance of common shares for cash at
  $0.001 - February 25, 1999                                   2,400,820         2,401               --                   --

Capital contribution - expenses                                       --            --           10,200

Net operating loss for the year ended
  January 31, 2000                                                    --            --               --              (23,160)
                                                              ----------      --------      -----------          -----------
BALANCE JANUARY 31, 2000                                       2,400,820      $  2,401        $  10,200          $   (23,160)
                                                              ==========      ========      ===========          ===========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

     For the period February 2, 1999 (Date of Inception) to January 31, 2000


     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                                    $(23,160)

          Adjustments to reconcile net loss to net cash
             provided by operating activities
               Increase in accounts payable                                             11,987
               Contributions to capital - expenses                                      10,200
                                                                                       --------
                    Net Cash Flows from Operations                                        (973)
                                                                                       --------

     CASH FLOWS FROM INVESTING
         ACTIVITIES                                                                         --
                                                                                       --------

     CASH FLOWS FROM FINANCING
         ACTIVITIES:

               Proceeds from issuance of common stock                                     2,401
                                                                                       --------

          Net Increase in Cash                                                           1,428

          Cash at Beginning of Period                                                       --
                                                                                       --------
          CASH AT END OF PERIOD                                                        $ 1,428
                                                                                       ========

     SCHEDULE OF NONCASH OPERATING ACTIVITIES

     Contributions to capital by related parties - expenses - 1999-2000
                                                                                       $ 10,200
                                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2000

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 2, 1999 with the authorized common shares of 25,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

Since its inception the Company has completed Regulation D offerings of 2,400,820 shares of its common capital stock for cash.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On January 31, 2000, the Company had a net operating loss carry forward of $23,160. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carryforward will expire in the year 2021.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Capitalization of Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2000

3. MINERAL CLAIMS

The Company acquired a 16 unit metric mineral claim known as the Rubincon claim located within the Zeballos mining camp 300 kilometres northwest of Victoria, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The claims may be retained by the Company by the completion of yearly assessment work of $1,600 Cn or by payment of $1,600 Cn. The next assessment work is due in February 2001.

4. RELATED PARTY TRANSACTIONS

Related parties acquired 17% of the common shares issued for cash.

Related parties loaned money to the Company which was used to purchase mining claims. Note 3.

5. GOING CONCERN

The Company will need additional working capital to be successful in its planned activity and continuation of the Company as a going concern and is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.