Form 10QSB
period 2000-04-30
RUBINCON VENTURES INC
filed 2000-08-07
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2000
                               ------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               --------------------------   --------------------

Commission File number
                      ------------------------------------

                             RUBINCON VENTURES INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                     98-0200798
--------------------------------------------                   ----------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

            2453 Philips Place
            Burnaby, BC, Canada                                  V5A 2W2
--------------------------------------------                 ----------------
(Address of principal executive offices)                         (Zip Code)


                               1 - 604 - 420-7474
                  --------------------------------------------
               Registrant's telephone number, including area code


      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                       Outstanding as of April 30, 2000
   -----------------------------------        ---------------------------------
     Common Stock, $0.001 per share                         2,400,820

ANDERSEN ANDERSEN & STRONG, L.C.                   941 East 3300 South, Suite202
--------------------------------                   Salt Lake City, Utah 84106
Certified Public Accountants and
Business Consultants
                                                   Telephone 801-486-0096
                                                   Fax 801-486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Rubincon Ventures, Inc.

We have reviewed the condensed balance sheet of Rubincon Ventures, Inc. (exploration stage company) as of April 30, 2000 and the related condensed statements of operations and the condensed statement of cash flows for the three months ended April 30, 2000 and 1999 and the period February 2, 1999 (date of inception) to April 30, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                           /s/   "Andersen Andersen and Strong"

Salt Lake City, Utah
July 20, 2000

                                      INDEX




                                                                           Page
PART I.                                                                  Number
                                                                         ------

        ITEM 1.  Financial Statements (unaudited)........................     3

                 Balance Sheet as at April 30, 2000
                        (with comparative figures as at January 31, 2000).    4

                 Statement of Operations
                    For  the three months  ended April 30, 2000,  for
                         the three  months  ended  April 30, 1999 and
                         for the period  from  February 2, 1999 (Date
                         of Incorporation) to April 30, 2000.............     5

                 Statement of Changes in Shareholders' Equity
                    For the period from February 2, 1999 (Date of
                          Incorporation) to April 30, 2000...............     6

                 Statement of Cash Flows
                     For  the three months  ended April 30, 2000,  for
                          the three  months  ended  April 30, 1999 and
                          for the period  from  February 2, 1999 (Date
                          of Incorporation) to April 30, 2000............     7

                 Notes to the Financial Statements.......................     8

        ITEM 2.  Plan of Operations......................................    12


PART II          Signatures..............................................    13

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at April 30, 2000 (with comparative figures as at January 31, 2000) and the statement of operations and statement of cash flow for the three months ended April 30, 2000, for the three months ended April 30, 1999 and for the period from February 2, 1999 (date of incorporation) to April 30, 2000 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to April 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.
                                       3

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                       April 30, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)

                                                          April 30   January 31
                                                          --------   ----------
                                                            2000        2000
                                                            ----        ----
ASSETS

CURRENT ASSETS

     Bank and funds on hand                                 $    134   $  1,428

OTHER ASSETS

     Mineral claims - Note 3                                     --          --
                                                            --------   --------

                                                            $    134   $  1,428
                                                            ========   ========

LIABILITIES

      Accounts payable and accrued liabilities              $  3,025   $  2,055
      Due to a director                                        9,932      9,932
                                                            --------   --------

                                                              12,957     11,987
                                                            --------   --------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding      2,401      2,401

     Capital in excess of par value                           12,750     10,200

     Deficit accumulated during the development stage        (27,974)   (23,160)
                                                            --------   --------

           Total Stockholders' Equity                        (12,823)   (10,559)
                                                            --------   --------

                                                            $    134   $  1,428
                                                            ========   ========


         The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                   For the three months ended April 30, 2000,
                    for the three months ended April 30, 1999
                    and for the period from February 2, 1999
                               (Date of Inception)
                                to April 30, 2000

                      (Unaudited - Prepared by Management)


                                 For the three    For the Three      Inception
                                  Months Ended     Months Ended          To
                                 April 30, 2000   April 30, 1999  April 30, 2000
                                 --------------   --------------  --------------

SALES                               $      --     $     --        $      --
                                    ---------     ---------       ---------
EXPENSES
    Accounting and audit                1,075            --           5,575
    Bank charges                           19            15              44
    Edgar filing fees                   1,140            --           1,140
    Filing fees                            --            --             125
    Geological report                      --            --           1,280
    Incorporation costs written off        --           264             519
    Management fees                     1,500         1,500           7,500
    Office                                 --            48             370
    Rent                                  900           900           4,500
    Staking costs                          --           385           3,196
    Telephone                             150           150             855
    Transfer agent fees                    30            --           2,870
                                    ---------     ---------       ---------

NET LOSS                            $   4,814     $   3,262       $  27,974
                                    =========     =========       =========



NET LOSS PER COMMON SHARE

     Basic                         $       --     $      --
                                    =========     =========


   AVERAGE OUTSTANDING SHARES

     Basic                          2,400,820     1,773,333
                                    =========     =========



         The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from February 2, 1999 (Date of Inception)
                                to April 30, 2000

                      (Unaudited - Prepared by Management)


                                                                    CAPITAL IN
                                              COMMON       STOCK     EXCESS OF   ACCUMULATED
                                              SHARES       AMOUNT    PAR VALUE     DEFICIT
                                              ------       ------    ---------     -------
BALANCE FEBRUARY 2, 1999 (date of inception)          --  $     --    $     --   $     --

Issuance of common shares for cash at
  $0.001 per share - February 25, 1999         2,400,820      2,401         --         --

Capital contributions - expenses                      --         --     12,750         --

Net operating loss for the period from
  February 2, 1999 to April 30, 2000                  --         --         --    (27,974)
                                               ---------   --------   --------   --------
BALANCE APRIL 30, 2000                         2,400,820   $  2,401   $ 12,750   $(27,974)
                                               =========   ========   ========   ========

         The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

               For the three months ended April 30, 2000, for the
                  three months ended April 30, 1999 and for the
                period from February 2, 1999 (Date of Inception)
                                to April 30, 2000

                      (Unaudited - Prepared by Management)


                                            FOR THE THREE     FOR THE THREE      INCEPTION
                                             MONTHS ENDED      MONTHS ENDED          TO
                                            APRIL 30, 2000    APRIL 30, 1999    APRIL 30, 2000
                                            --------------    --------------    --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                   $ (4,814)         $ (3,262)         $(27,974)

     Adjustments to reconcile net loss to net
     Cash provided by operations:

          Increase in accounts payable               970                --             3,025
          Increase in due to a director               --                --             9,932
                                                --------          --------          --------

               Net Cash from Operations           (3,844)           (3,262)          (15,017)
                                                --------          --------          --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:

     Mineral claims                                   --                --                --
                                                --------          --------          --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock                                    --             2,401             2,401
          Capital contributions - expenses         2,550             2,550            12,750
                                                --------          --------          --------

                                                   2,550             4,951            15,151
                                                --------          --------          --------

     Net Increase in Cash                         (1,294)            1,689               134

     Cash at Beginning of Period                   1,428                --                --
                                                --------          --------          --------

     CASH AT END OF PERIOD                      $    134          $  1,689          $    134
                                                ========          ========          ========


         The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2000

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common shares of 25,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

         The Company has completed a Regulation D offering of 2,000,820 shares of its capital stock for cash.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On April 30, 2000, the Company had a net operation loss carry forward of $27,974. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2021.

         Earnings (Loss) per Share

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Comprehensive Income

         The Company  adopted  Statement of Financial  Accounting  Standards No.
         130. The adoption of the standard had no impact on the total stockholder's equity.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2000

                      (Unaudited - Prepared by Management)

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Amortization of Capitalized Mining Claim Costs

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costs cannot be made.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2000

                      (Unaudited - Prepared by Management)


3.       MINERAL CLAIMS

         The company acquired a certain mineral claim known as the Rubicon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001.

         The claims may be retained by the Company by making yearly lease payments in the amount of $4,000 Cn on February 28, 2001 and each year thereafter.

         The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 16.7 % of the capital stock issued for cash.


5.       GOING CONCERN

         The Company will need additional working capital to be successful in its efforts to develop the mineral claims acquired and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management will concentrate its efforts on the Rubincon claim located in the Bridge River mining camp near the town of Gold Bridge, British Columbia during 2000. The Company to date has done no work on the Rubincon claim other than maintain the claim in good standing with the Gold Commissioner's office of British Columbia.

The Company has no intention at this time in seeking other mineral properties. Before the Company is able to undertake any further exploration activities on the Rubincon claim it will require additional working capital.

Liquidity and Capital Resources

As mentioned above the Company will require additional working capital to undertake an exploration program on the Rubincon claim in the summer of 2000. The Company does not have working capital sufficient to meet its financial commitments, audit, transfer and filing fees, for the short period. The required funds to meet these commitments will have to be advanced by the directors and officers.

Results of Operations

There have been no operations during the current period.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company has not to date undertaken any exploration work on the Rubicon mineral claim due to weather conditions in the north part of Vancouver Island, British Columbia, Canada. The weather conditions will not be suitable until near the end of June 2000. At that time management will assess what work should be undertaken on the mineral claim.

Liquidity and Capital Resources
-------------------------------

In order to undertake any form of exploration work on the Rubincon mineral claim the Company will require additional working capital in order to do a work program. At this time management has not considered how it will obtain the required funds.

Results of Operations
---------------------

The Company to date has had no operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.
                                  (Registrant)




         July 18, 2000                     /s/     "Carsten Mide"
                                      ------------------------------------------
                                        Carsten Mide - President and Director


         July 18, 2000                       /s/    "Kirsten Wilson"
                                      ------------------------------------------
                                       Kirsten Wilson - Secretary Treasurer and
                                                       Director