Form 10QSB
period 2000-09-30
RUBINCON VENTURES INC
filed 2000-11-14
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 2000
                               --------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

Commission File number         0-29429
                       --------------------


                             RUBINCON VENTURES INC.
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                       98-0200798
--------------------------------------------                     ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1366 - 161st Street
Delta, BC, Canada                                                 V4A 8A6
------------------                                              -----------
(Address of principal executive offices)                         (Zip Code)

                                 1- 604-526-0751
         --------------------------------------------------------------
               Registrant's telephone number, including area code


         --------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                             Outstanding as of July 31, 2000
-----------------------------------             -------------------------------

 Common Stock, $0.001 per share                                       2,400,820

                                      INDEX




                                                                                   Page
PART 1.                                                                           Number
                                                                                  ------


  ITEM 1.  Financial Statements (unaudited).....................................     3

           Balance Sheet as at July 31, 2000
                    (with comparative figures as at January 31, 2000)...........     4

           Statement of Operations
              For the three months ended July 31, 2000 and 1999,
                    for the six months ended July 31, 2000 and 1999
                    and for the period from February 2, 1999 (Date of
                       Incorporation) to July 31, 2000..........................     5

           Statement of Cash Flows
               For  the three  months  ended  July 31,  2000 and
                    1999 and for the  period  from  February  2,
                    1999 (Date of Incorporation) to July 31, 2000...............     6

           Notes to the Financial Statements....................................     7

  ITEM 2.  Plan of Operations...................................................     10


PART 11           Signatures....................................................     11


   EXHIBIT

                Article 5 of Regulation S-X
                         Financial Data Schedule Worksheet                           12


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2000 (with comparative figures as at January 31, 2000) and the statement of operations and statement of cash flow for the three months ended July 31, 2000 and 1999, for the six months ended July 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to July 31, 2000 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to July 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                       July 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)



                                                                       July 31        January 31
                                                                        2000              2000
                                                                        ----              ----
   ASSETS

   CURRENT ASSETS

        Bank and funds on hand                                          $      6       $    1,428

   OTHER ASSETS

        Mineral claims - Note 3                                               --               --
                                                                        --------       ----------

                                                                        $      6       $    1,428
                                                                        ========       ==========

   LIABILITIES

         Accounts payable and accrued liabilities                       $  3,080       $    2,055
         Due to a director                                                12,425            9,932
                                                                        --------       ----------

                                                                          15,505           11,987
                                                                        --------       ----------

   STOCKHOLDERS' EQUITY

        Common stock
               25,000,000 shares authorized, at $0.001 par
              value, 2,400,820 shares issued and outstanding               2,401           2,401

        Capital in excess of par value                                    15,300          10,200

        Deficit accumulated during the development stage                 (33,200)        (23,160)
                                                                        --------       ----------

              Total Stockholders' Equity                                 (15,499)        (10,559)
                                                                        --------       ----------

                                                                        $      6       $    1,428
                                                                        ========       ==========


The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

   For the three months ended July 31, 2000 and 1999, for the six months ended
         July 31, 2000 and 1999 and for the period from February 2, 1999
                      (Date of Inception) to July 31, 2000

                      (Unaudited - Prepared by Management)



                                   FOR THE THREE      FOR THE THREE      FOR THE SIX       FOR THE SIX
                                   MONTHS ENDED        MONTHS ENDED     MONTHS ENDED      MONTHS ENDED           INCEPTION
                                     JULY 31,            JULY 31,          JULY 31,         JULY 31,                TO
                                      2000                1999              2000              1999             JULY 31, 2000
                                      ----                ----              ----              ----             -------------


SALES                               $       --         $      --          $      --          $     --            $      --
                                    ----------         ---------          ----------         ---------           ----------

EXPENSES
    Accounting and audit                   875                --              1,950                 --                6,450
    Bank charges                            21                 5                 39                 20                   65
    Edgar filing fees                      425                --              1,565                 --                1,565
    Filing fees                             --                --                 --                 --                  125
    Franchise tax                          100                --                100                 --                  100
    Geological report                       --             1,200                 --              1,200                1,280
    Incorporation costs
      written                               --                --                 --                264                  519
    Management fees                      1,500             1,500              3,000              3,000                9,000
    Office                                  --                43                 --                 91                  370
    Rent                                   900               900              1,800              1,800                5,400
    Staking costs                           --                --                 --                385                3,196
    Telephone                              150               150                300                300                1,005
    Transfer agent fees                  1,255             1,375              1,285              1,375                4,125
                                    ----------         ---------          ----------         ---------           ----------

NET LOSS                            $    5,226         $   5,173          $   10,039         $    8,435          $   33,200
                                    ==========         =========          ==========         ==========          ==========


NET LOSS PER COMMON SHARE

     Basic                          $       --         $      --          $       --         $      --
                                    ==========         =========          ==========         =========



AVERAGE OUTSTANDING SHARES

     Basic                           2,400,820          2,400,820           2,400,820         2,094,004
                                    ==========         ==========         ===========        ==========


The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

               For the six months ended July 31, 2000, for the six
               months ended July 31, 1999 and for the period from
                      February 2, 1999 (Date of Inception)
                                to July 31, 2000

                      (Unaudited - Prepared by Management)


                                                             FOR THE SIX            FOR THE SIX            INCEPTION
                                                             MONTHS ENDED           MONTHS ENDED               TO
                                                            JULY 31, 2000          JULY 31, 1999         JULY 31, 2000
                                                            -------------          -------------         -------------


     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                               $ (10,039)         $  (8,435)           $    (33,200)

          Adjustments to reconcile net loss to net
            cash provided by operations:
               Increase in accounts payable                          1,025                 --                   3,080
               Increase in due to a director                         2,492              3,993                  12,425
                                                                 ---------            -------                  ------

                    Net Cash from Operations                        (6,522)            (4,442)                (17,695)
                                                                 ---------            -------                  ------

     CASH FLOWS FROM INVESTING
        ACTIVITIES

          Mineral claims                                                --                 --                      --
                                                                 ---------            -------                  ------

     CASH FLOWS FROM FINANCING
       ACTIVITIES:
               Proceeds from issuance of common
                 Stock                                                  --              2,401                   2,401
               Capital contributions - expenses                      5,100              5,100                  15,300
                                                                 ---------            -------                  ------

                                                                     5,100              7,501                  17,701
                                                                 ---------            -------                  ------

          Net Increase in Cash                                      (1,422)             3,059                       6

          Cash at Beginning of Period                                1,428                 --                      --
                                                                 ---------            -------             -----------

          CASH AT END OF PERIOD                                  $       6          $   3,059             $        6
                                                                 =========          =========            ===========


The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2000

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

         Income Taxes

         On July 31, 2000, the Company had a net operation loss carry forward of $33,200. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2021.

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

                                  July 31, 2000

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

         Financial Instruments

         The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their standard fair values.

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

                                  July 31, 2000

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company has not performed any exploration activities on its claim since its initial staking of these claims. With the winter approaching it is extremely unlikely that the Company will undertake any exploration activities during the latter part of 2000.

At the present time the Company has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to the Company for such activities. Any commitments for funds is presently being provided by its officers and directors.

Liquidity and Capital Resources

The Company will have to consider various avenues open to it to obtain sufficient funds to meet its current obligation and provided for funds to maintain its mineral property in good standing. It options are for the directors and officers to continue to personally fund the company, obtain institutional funding guaranteed by the directors and officers or issue some of its capital stock. No decision has been made in this regard.


Results of Operations

There have been no operations during the current period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.
                                  (Registrant)




  November 13, 2000                                 /s/  "Jack Cewe"
                                              --------------------------------
                                                 Jack Cewe - Director


  November 13, 2000                                 /s/  "Albert Ezzy"
                                              ---------------------------------
                                              Albert Ezzy - Secretary Treasurer
                                                  and Director

                           ARTICLE 5 OF REGULATION S-X
                       COMMERCIAL AND INDUSTRIAL COMPANIESS, INC.
   FINANCIAL DATA SCHEDULE WORKSHEET FOR: RUBINCON VENTURES, INC. PAGE 1 OF 2
                                          ----------------------------------

   Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.
   Unless otherwise noted, all tags are required. A response is required for each item within the schedule. Use the value "0" (zero) if information is inapplicable, or unknown. Duplicates may not be used to state financial data except as indicated.
   To include a footnote, place a number in parentheses next to the value and provide the text of each corresponding footnote at the end of the worksheet form.