Form 10QSB
period 2000-10-31
RUBINCON VENTURES INC
filed 2001-07-23
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2000
                               ------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   -------------------------

Commission File number                            0-29429
                       ---------------------------------------------------------


                             RUBINCON VENTURES INC.
                  --------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                   98-0200798
--------------------------------------------                 --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1366 - 161st Street
Delta, BC, Canada                                               V4A 8A6
------------------                                          -----------------
(Address of principal executive offices)                        (Zip Code)

                                 1- 604-526-0751
     ----------------------------------------------------------------------
               Registrant's telephone number, including area code


     ----------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                             Outstanding as of October 31, 2000
   -------------------------------           -----------------------------------
    Common Stock, $0.001 per share                        2,400,820

                                      INDEX




                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited)............................................          4

                  Balance Sheet as at October 31, 2000
                           (with comparative figures as at January 31, 2000)..................          5

                  Statement of Operations
                     For the three months ended October 31, 2000 and
                           1999, for the nine months ended October 31,
                           2000 and 1999 and for the period from
                           February 2, 1999 (Date of
                           Incorporation) to October 31, 2000................................           6

                  Statement of Cash Flows
                      For  the nine months ended October 31, 2000 and
                           1999 and for the period from February 2,
                           1999 (Date of
                           Incorporation) to October 31, 2000................................           7

                  Notes to the Financial Statements..........................................           8

         ITEM 2.  Plan of Operations.........................................................          11


PART 11           Signatures..................................................................         12


ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS     Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                           Fax 801 486-0098

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Rubincon Ventures, Inc.

We have reviewed the balance sheet of Rubincon Ventures, Inc. (Exploration stage company) as of October 31, 2000 and the related statements of operations and the statements of cash flows for the three and nine months ended October 31, 2000 and 1999 and the period February 2, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the company's management.

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

                                          Andersen Andersen and Strong

Salt Lake City, Utah
January 12, 2001

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at October 31, 2000 (with comparative figures as at January 31, 2000) and the statement of operations for the three months ended October 31, 2000 and 1999, for the nine months ended October 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 2000 and the statement of cash flows for the nine months ended October 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                      October 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)

                                                                            October 31        January 31
                                                                               2000              2000
                                                                               ----              ----
   ASSETS

   CURRENT ASSETS

        Bank and funds on hand                                             $    237      $    1,428

   OTHER ASSETS

        Mineral claims - Note 3
                                                                                 --              --
                                                                            -------        --------

                                                                           $    237      $    1,428
                                                                            =======        ========

   LIABILITIES

         Accounts payable and accrued liabilities                          $  3,974      $    2,055
         Due to a director                                                   13,425           9,932
                                                                            -------        --------

                                                                             17,399          11,987
                                                                            -------        --------

   STOCKHOLDERS' EQUITY

        Common stock
               25,000,000 shares authorized, at $0.001 par
              value, 2,400,820 shares issued and outstanding                                  2,401
                                                                              2,401

        Capital in excess of par value                                       17,850          10,200

        Deficit accumulated during the development stage                    (37,413)        (23,160)
                                                                            -------         -------


              Total Stockholders' Deficiency                                (17,162)        (10,559)
                                                                            -------         -------

                                                                           $    237      $    1,428
                                                                            =======         =======


        The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

For the three months ended October 31, 2000 and 1999, for the nine months ended
   October 31, 2000 and 1999 and for the period from February 2, 1999 (Date of
                         Inception) to October 31, 2000

                      (Unaudited - Prepared by Management)


                                   For the three      For the Three     For the Nine       For the Nine
                                       Months            Months            Months             Months             Inception
                                       Ended             Ended             Ended             Ended                  To
                                     October 31,       October 31,       October 31,       October 31,            October 31,
                                        2000              1999             2000                1999                 2000
                                        ----              ----             ----                ----                 ----

SALES                             $       --        $        --      $         --      $          --        $           --
                                   ---------          ---------        ----------        -----------           -----------

EXPENSES
    Accounting and audit                 950                 --             2,900                 --                 7,400
    Bank charges                          24                 --                63                 20                    89
    Edgar filing fees                    272                 --             1,837                 --                 1,837
    Filing fees                           --                 --                --                 --                   125
    Franchise tax                          2                 --               102                 --                   102
    Geological report                     --                 80                --              1,280                 1,280

    Incorporation costs                   --                 --                --                264                   519
         written off
    Management fees                    1,500              1,500             4,500              4,500                10,500
    Office                               357                 --               357                 91                   727
    Rent                                 900                900             2,700              2,700                 6,300
    Staking costs                         --              2,700                --              3,085                 3,196
    Telephone                            150                150               450                450                 1,155
    Transfer agent fees                   58                 --             1,344              1,375                 4,183
                                   ---------          ---------        ----------        -----------           -----------
NET LOSS                          $    4,213        $     5,330      $     14,253      $      13,765        $       37,413
                                   =========          =========        ==========        ===========           ===========

NET LOSS PER COMMON SHARE

     Basic                        $       --        $        --      $       0.01      $        0.01
                                   =========          =========        ==========        ===========


AVERAGE OUTSTANDING SHARES

     Basic                         2,400,820          2,400,820         2,400,820          2,197,809
                                   =========          =========        ==========        ===========

              The accompanying notes are an integral part of these unaudited financial statements.

                                       6

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

      For the nine months ended October 31, 2000, for the nine months ended October 31, 1999 and for the period from February 2, 1999 (Date of Inception)
                               to October 31, 2000

                      (Unaudited - Prepared by Management)

                                                              FOR THE NINE          FOR THE NINE           INCEPTION
                                                              MONTHS ENDED          MONTHS ENDED               TO
                                                               OCTOBER 31,          OCTOBER 31,           OCTOBER 31,
                                                                  2000                  1999                  2000
                                                                  ----                  ----                  ----
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                          $   (14,253)         $     (13,765)         $   (37,413)

          Adjustments to reconcile net loss to net
          Cash provided by operations:

               Increase in accounts payable                       1,919                  2,080                3,974
               Increase in due to a director                      3,493                  6,940               13,425
                                                              ---------               --------             --------

                    Net Cash (Deficit) from Operations           (8,841)                (4,745)             (20,014)
                                                              ---------               --------             --------
     CASH FLOWS FROM INVESTING
           ACTIVITIES:

          Mineral claims                                             --                     --                   --
                                                              ---------               --------             --------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common
                  stock                                              --                  2,401                2,401
               Capital contributions - expenses                   7,650                  7,650               17,850
                                                              ---------               --------             --------

                                                                  7,650                 10,051               20,251
                                                              ---------               --------              -------

          Net Increase (Decrease) in Cash                        (1,191)                 3,050                  237

          Cash at Beginning of Period                             1,428                     --                   --
                                                              ---------              ---------             --------

          CASH AT END OF PERIOD                             $       237          $       3,050          $       237
                                                              =========              =========             ========

                The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

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

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On October 31, 2000, the Company had a net operation loss carry forward of $37,413. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2021.

         Earnings (Loss) per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of the standard had no impact on the total stockholder's equity.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

                      (Unaudited - Prepared by Management)

     2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Amortization of Capitalized Mining Claim Costs
         ----------------------------------------------

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

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costs cannot be made.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

         Estimates and Assumptions
         -------------------------

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

                                October 31, 2000

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

Liquidity and Capital Resources
-------------------------------

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


Results of Operations
---------------------

There have been no operations during the current period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.
                                  (Registrant)




         November 17,2000                             /s/ "Jack Cewe"
                                       -----------------------------------------
                                                     Jack Cewe - Director



         November 17, 2000                       /s/ "Albert Ezzy"
                                       -----------------------------------------
                                               Albert Ezzy - Secretary Treasurer
                                                       And Director