Form 10KSB
period 2001-01-31
RUBINCON VENTURES INC
filed 2001-07-23
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended                  January 31, 2001
                                   ---------------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                    to
                                         ------------------   ------------------

         Commission File number                      0-29429
                                ------------------------------------------------

                             RUBINCON VENTURES INC.
         --------------------------------------------------------------
                 (Exact name of Company as specified in charter)

                  Delaware                                  98-0200798
--------------------------------------------      ------------------------------
State or other jurisdiction of incorporation        (I.R.S. Employee I.D. No.)
or organization

415 - 10357 109th Street
Edmonton, Alberta, Canada                                T5J 1N3
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code            1-780-420-1237
                                                 -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
        None                                             None
---------------------------            -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

         None
---------------------------
(Title of Class)

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

State issuer's revenues for its most recent fiscal year:   $       -0-
                                                              ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


           (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                                LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of January 31, 2001, the Company has 2,400,820 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS

================================================================================

PART 1
------                                                                                                Page
                                                                                                      ----

ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               5

ITEM 3.          LEGAL PROCEEDINGS                                                                     5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   5

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

PART III
--------

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                 CONTROL PERSONS,  COMPLIANCE WITH SECTION 16 (a) OF THE
                 EXCHANGE ACT                                                                          7

ITEM 10.         EXECUTIVE COMPENSATION                                                                10

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
                 MANAGEMENT                                                                            11

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        12

PART IV
-------

ITEM 13.         EXHIBITS                                                                              13


                                     PART 1

================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================

HISTORICAL OVERVIEW OF THE COMPANY

         The Company was incorporated on February 2, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 415 - 10357 109th Street, Edmonton, Alberta, Canada, T5J 1N3. (Tel: 780-420-1237).

         The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claims. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

         Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.

         One of the mineral claims owed by the Company is known as the `Rubicon' Claim. The Company holds the rights to the minerals on the Rubicon property until February 28, 2002. The land itself is owned by the Province of British Columbia. If the Company does not undertake an exploration program ("assessment work") on the mineral claim on or before February 28, 2002 in the amount of $1,600 or pay a similar amount as cash-in-lieu to the Crown the rights to the minerals will expire and the property can be `staked' by another party. If the Company either does assessment work or pay cash-in-lieu the rights to the minerals on the Rubicon claim will remain in good standing until February 28, 2003.

         On February 7, 2000 the Company acquired, by way of staking, another mineral claim known as the "Bridge" mineral claim. The Bridge claim comprises 18 units and located in the Bralorne mining camp of British Columbia, Canada.

         The Company has no revenue to date from the exploration of its mineral properties, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral properties to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

PLANNED BUSINESS

         In addition to exploring and developing, if warranted, its mineral properties, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing.

         All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

EXPLORATION OF THE RUBICON CLAIM

         The Company retained Calvin Church, P. Geo. of Vancouver, British Columbia, to summarize the geology and mineral potential on its mineral claim near Zeballos, British Columbia. His report is dated July 15, 1999. The mineral claim was staked on February 11, 1999 by Edward Skoda on behalf of the Company, and named "Rubicon".

         The Claim covers 16 metric units (400ha) located within the Zeballos Mining Camp near the town of Zebellos on the West Coast of Vancouver Island. Gold bearing quartz veins in the Zeballos mining camp produced over 287,811 ounces of gold and 124,700 ounces of silver from ore averaging 0.44 ounces per ton during the period of 1934 to 1948.

         Another claim, the Bridge Claim, was located and staked by Mr. Ed Skoda on February 7, 2000. This claim comprises 18 units totaling 450 hectares. The claim is located by travelling approximately 3 kilometers east of Gold Bridge, B.C., Canada on the north shore of Carpenter Lake and approximately 5 kilometers down the McDonald Creek trail to McDonald Lake.

         In December 2000, the Company undertook a small exploration program on the Bridge claim. On the Bridge mineral claim north section, a general topographical reconnaissance was carried out to determine the best grid layout due to extreme topography. Baseline station 0 + 000 N is located 150 meters east of the line corner post. The baseline was oriented at azimuth 360 degrees and horizontally chained and flagged ever 10 meters. Grid station X-lines were established every 30 meters from 0 + 000 N to 0 + 720 N totaling 720 meters of baseline.

         On the west section of the Bridge claim, the baseline was located approximately 750 meters up McDonald Creek from the road. The baseline was oriented at azimuth 270 degrees and horizontally chained and flagged every 10 meters. Grid stataion X-lines were established every 30 meters from Station 0 + 0000 W to 0 + 0510 W; totaling 510 meters of baseline.

         A total budget of Cdn. $2,189 was expended on this exploration project.


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

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2001.

                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at January 31, 2001 the Company had 32 shareholders; two of these shareholders are officers and directors of the Company.

================================================================================

              ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

================================================================================

OVERVIEW

The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2001 there were 2,400,820 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claims until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Rubincon claim or the Bridge claim, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral properties to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Liquidity and Capital Resources
-------------------------------

As at January 31, 2001, the Company had $291 of assets, and $19,853 of liabilities, including cash or cash equivalents amounting to $291. The liabilities of $19,853 are amounts of $4,500 accrued for audit and accounting, $1,372 for transfer agent fees, $318 for office expenses and $238 for filing fees and the amount of $13,425 due to a director.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Rubincon claim or Bridge claim and has made no commitments to acquire any asset of any nature.

Results of Operations
---------------------

During the past year the Company has staked and acquired the Bridge claim and performed a limited geological grid program on the mineral claim as more fully described above.

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

================================================================================

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

================================================================================

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
                                  EXCHANGE ACT

================================================================================

The following table sets forth as of January 31, 2001, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                  Term as
                                                                  Director
            Name            Age           Position Held            Since
            ----            ---           -------------            -----

     Roman Kujath            58      President and Director         1999

     Irene Campany           60      Secretary-Treasurer and        2001
                                         Director

     Martine Rummelhoff      43      Director                       2001

Each director of the Company serves for a term of one year and until his successor is elected at the Company's Annual Shareholders' Meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a Meeting of the Board of Directors and is qualified.

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

At 60 years of age, IRENE CAMPANY has had an extensive business career in the medical field. She was the owner and President of a major Intermediate Care and old age facility. She was also a Director of a paramedical company for eight years then purchased a paramedical company in British Columbia, employing one hundred and ten nurses, and two hundred doctors on a contractual basis, which she has recently sold and joined the family security company.

MARTINE RUMELHOFF is 43 years old. She graduated from high school in Quebec where she completed college and is bilingual in English and French. Trained in restaurant management she became a chef and later managed several restaurants. She became the manager of a major mechanical company who engaged in the mechanical installation for large projects. Currently the owner of Norsemen Plumbing, she has opened subsidiaries in Kitimat and San Francisco.

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

The following table sets forth as at January 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                           Position                   Report to be Filed
----                           --------                   ------------------

Roman Kujath           President and Director                    Form 3

Irene Campany          Secretary-Treasurer/Director              Form 3

Martine Rummelhoff     Director                                  Form 3

Subsequent to the year-end, on March 12, 2001, the Company appointed new officers and directors. The following table sets forth the name, age, position and term of office of the directors as at March 12, 2001.

                                                          Term as Director
    Name              Age             Position Held            Since
    ----              ---             -------------            -----

Roman Kujath          58         President and Director        1999

Irene Campany         60         Secretary Treasurer           2001
                                    and Director

Martine Rummelhoff    43         Director                      2001


Albert Ezzy resigned as a director due to reaching the age of retirement and no longer wishing to be involved in business interests.

Jack Cewe wished to devote more time to his businesses due to having had earlier in 2001 heart problems which have now been resolved.

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2001.

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

================================================================================

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

================================================================================

The following table sets forth as at January 31, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

             Name and Address                            Amount
               of Beneficial         Nature of       of Beneficial      Percent
                  Owner            Ownership (1)       Ownership       of Class
                  ------           ----------          ----------      --------

       IRENE CAMPANY                  Direct             200,000          8.3 %
       907 Quadling Avenue            Indirect (2)        40,000          1.6 %
       Coquitlam, B.C.
       Canada, V3K 2A6

       ROMAN KUJATH                        -                   -          0.0 %
       415-10357 109TH Street
       Edmonton, Alberta
       Canada T5J 1N3

       MARTINE RUMMELHOFF             Direct              75,000          3.1 %
       325 Kings Road West
       North Vancovuer, B.C.
       Canada V7N 2M1

       Directors and officers                            315,000         13.0 %
           as a group

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)      Irene Campany's husband, Michael, owns 40,000 shares.

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

                                     PART IV

================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:


Title of Document                                                                   Page
-----------------                                                                   ----

Report of Andersen, Andersen & Strong, Certified Public Accountants                  14

Balance Sheet as at January 31, 2001                                                 15

Statement of Operations for the Year Ended January 31, 2001 and the Period
February 2, 1999 to January 31, 2000 and the Period from February 2, 1999
(date of inception) to January 31, 2001                                              16

Statement in Changes in Stockholders' Equity for the Period from February 2,
             1999 (date of inception) to January 31, 2001                            17

Statement of Cash Flows for the Year Ended January 31, 2001 and the Period
February 2, 1999 to January 31, 2000 and the Period from February 2, 1999
(date of inception) to January 31, 2001                                              18

Notes to the Financial Statements                                                    19


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

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


Board of Directors
Rubincon Ventures Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (exploration stage company) at January 31, 2001, and the statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2001 and the period February 2, 1999 to January 31, 2000 and the period February 2, 1999 (date of inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubincon Ventures Inc. at January 31, 2001, and the results of operations, and cash flows for the year ended January 31, 2001 and the period February 2, 1999 to January 31, 2000 and the period February 2, 1999 (date of inception) to January 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                          /s/  "Andersen Andersen & Strong"
June 20, 2001

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                                January 31, 2001

================================================================================

   ASSETS

   CURRENT ASSETS

     Bank                                                              $    291
                                                                       --------

            Total Current Assets                                            291
                                                                       --------

OTHER ASSETS

      Mineral claims - Note 3
                                                                       --------

                                                                       $    291
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                 $  6,428
      Accounts payable - related parties                                 13,425
                                                                       --------

             Total Current Liabilities                                   19,853
                                                                       --------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding                 2,401

     Capital in excess of par value                                      20,400

     Deficit accumulated during the exploration stage                   (42,363)
                                                                       --------

           Total Stockholders' Deficiency                               (19,562)
                                                                       --------

                                                                       $    291
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                             STATEMENT OF OPERATIONS

               For the Year ended January 31, 2001 and the Period
               February 2, 1999 to January 31, 2000 and the Period
            February 2, 1999 (date of inception) to January 31, 2001

================================================================================


                                    JAN 31,        JAN 31,    FEB 2, 1999 TO
                                     2001           2000       JAN 31, 2001
                                     ----           ----      ------------

REVENUES                           $     --       $     --       $     --

EXPENSES                             19,203         23,160         42,363
                                   --------       --------       --------


NET LOSS                           $(19,203)      $(23,160)      $(42,363)
                                   ========       ========       ========



NET LOSS PER COMMON SHARE

     Basic                         $  (0.01)      $  (0.01)
                                   ========       ========



AVERAGE OUTSTANDING SHARES

     Basic                         2,400,820      2,248,702
                                   =========      =========





   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2001


================================================================================


                                                                                                      CAPITAL IN
                                                                           COMMON         STOCK        EXCESS OF        ACCUMULATED
                                                                           SHARES         AMOUNT       PAR VALUE          DEFICIT
                                                                           ------         ------       ---------          -------

BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)                                  --        $      --        $      --        $      --


Issuance of common shares for cash at
     $0.001 - February 25, 1999                                        2,400,820            2,401               --               --

Contributions to capital by related parties -
   expenses - 1999-2000                                                       --               --           10,200


Net operating loss for the period
   February 2, 1999 to January 31, 2000                                       --               --               --          (23,160)


Contributions to capital by related parties -
   expenses - 2000 - 2001                                                     --               --           10,200               --


Net operating loss for the year ended
    January 31, 2001                                                          --               --               --          (19,203)

BALANCE JANUARY 31, 2001                                               2,400,820        $   2,401        $  20,400        $ (42,363)
                                                                       =========        =========        =========        =========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

               For the Year Ended January 31, 2001 and the Period
               February 2, 1999 to January 31, 2000 and the Period
            February 2, 1999 (date of inception) to January 31, 2001

================================================================================



                                                                              JAN 31,         JAN 31,     FEB 2, 1999 TO
                                                                               2001           2000         JAN 31, 2001
                                                                               ----           ----          ------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                                $(19,203)       $(23,160)       $(42,363)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable                                           7,866          11,987          19,853
          Contributions to capital - expenses                                  10,200          10,200          20,400
                                                                             --------        --------        --------

               Net Cash Flows used in Operations                               (1,137)           (973)         (2,110)
                                                                             --------        --------        --------

CASH FLOWS FROM INVESTING
    ACTIVITIES                                                                     --              --              --
                                                                             --------        --------        --------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock                                   --           2,401           2,401
                                                                             --------        --------        --------


     Net Change in Cash                                                        (1,137)          1,428             291

     Cash at Beginning of Period                                                1,428              --              --
                                                                             --------        --------        --------

     CASH AT END OF PERIOD                                                   $    291        $  1,428        $    291
                                                                             ========        ========        ========


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
         1999 - 2001                                                         $ 10,200        $ 10,200        $ 20,400
                                                                             ========        ========        ========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

         Income Taxes
         ------------

         On January 31, 2001, the Company had a net operating loss carry forward of $42,363. The tax benefit of 12,709 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

         The loss carry forward will expire in the year 2022.

         Basic and Diluted Net Income (loss) Per Share
         ---------------------------------------------

         Basic net income (loss) per share amounts are computed based the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

         Capitalization of Mining Claim Costs
         ------------------------------------

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

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

         Comprehensive Income
         --------------------

         The Company  adopted  Statement of Financial  Accounting  Standards No.
         130. The adoption of this standard had no impact on the total stockholder's equity.

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================

3.       MINERAL CLAIMS

         The Company acquired a 16 unit metric mineral claim known as the Rubincon claim located within the Zeballos mining camp 300 kilometres northwest of Victoria, British Columbia. The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

         The claims may be retained by the Company by the completion of yearly assessment work or a payment of $1,600 Cn. The next assessment work is due in February 2002.

         During 2000 the Company staked an additional property located in Gold Bridge, B.C. in the Bralorne Gold Camp area of British Columbia. The claims may be retained by completion of yearly assessment work or a payment of $1,600 Cn. The next assessment work is due in February 2002.


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 17% of the common shares.

         Related parties have made advances to the Company of $13,425.


5.       GOING CONCERN

         The Company will need additional working capital to service its debt and for its planned activity and continuation of the Company as a going concern and is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

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


                                                  RUBINCON VENTURES INC.


Date:   June 25, 2001                       By:   //s// "Irene Campany"
                                            ------------------------------------
                                                   Irene Campany
                                                Secretary Treasurer and Director