Form 10QSB
period 2001-04-30
RUBINCON VENTURES INC
filed 2001-07-23
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2001
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File number              0-29429
                       ---------------------------------------------------------


                             RUBINCON VENTURES INC.
                  --------------------------------------------
               (Exact name of registrant as specified in charter)


             Delaware                                         98-0200798
--------------------------------------------               ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1366 - 161st Street
Delta, BC, Canada                                               V4A 8A6
------------------                                          -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                   Class                      Outstanding as of April 30, 2001
   --------------------------------           ---------------------------------
      Common Stock, $0.001 per share                     2,400,820

                                      INDEX



                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited).........................................              4

                  Balance Sheet as at April 30, 2001
                        (with comparative figures as at January 31, 2001).................               5

                  Statement of Operations
                    For the three months ended April 30, 2001 and 2000,
                        and for the period from February 2, 1999 (Date of
                        Inception) to April 30, 2001......................................               6

                  Statement of Cash Flows
                    For the three months ended April 30, 2001 and
                        2000 and for the period from February 2, 1999 (Date of
                        Inception) to April 30, 2001......................................               7

                  Notes to the Financial Statements.......................................               8

         ITEM 2.  Plan of Operations......................................................              11


PART 11           Signatures..............................................................              12


ANDERSEN ANDERSEN & STRONG, L.C.                     941 East 3300 South, Suite 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS    Salt Lake City, Utah 84106

                                                            Telephone 801 486-0096
                                                                  Fax 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Rubincon Ventures Inc.

We have reviewed the balance sheet of Rubincon Ventures Inc. (Exploration stage company) as of April 30, 2001 and the related statements of operations and the statements of cash flows for the three months ended April 30, 2001 and 2000 and the period February 2, 1999 (date of inception) to April 30, 2001. These financial statements are the responsibility of the company's management.

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


                                                    Andersen Andersen and Strong

Salt Lake City, Utah

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at April 30, 2001 (with comparative figures as at January 31, 2001) and the statement of operations and the statement of cash flows for the three months ended April 30, 2001 and 2000, and for the period from February 2, 1999 (date of inception) to April 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                          April 30 and January 31, 2001

                      (Unaudited - Prepared by Management)

                                                                             April 30         January 31
                                                                               2001              2001
                                                                               ----              ----

   ASSETS

   CURRENT ASSETS

        Bank and funds on hand                                            $    62            $     291

   OTHER ASSETS

        Mineral claims - Note 3                                                --                   --
                                                                         --------               ------

                                                                         $     62            $     291
                                                                          =======               ======

   LIABILITIES

         Accounts payable - related parties                              $ 13,425            $  13,425
         Accounts payable                                                   8,788                6,428
                                                                          -------               ------

                                                                           22,213               19,853
                                                                          -------              -------

   STOCKHOLDERS' EQUITY

        Common stock
               25,000,000 shares authorized, at $0.001 par
              value, 2,400,820 shares issued and outstanding                2,401                2,401


        Capital in excess of par value                                     22,950               20,400

        Deficit accumulated during the development stage                  (47,502)             (42,363)
                                                                          -------              -------


              Total Stockholders' Deficiency                              (22,151)             (19,562)
                                                                          -------              -------

                                                                         $     62            $     291
                                                                          =======              =======


                The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

   For the three months ended April 30, 2001 and 2000 and for the period from February 2, 1999 (Date of Inception) to April 30, 2001

                      (Unaudited - Prepared by Management)


                                                 FOR THE THREE      FOR THE THREE
                                                    MONTHS             MONTHS
                                                     ENDED              ENDED               INCEPTION
                                                   APRIL 30,          APRIL 30,                 TO
                                                     2001               2000             APRIL 30, 2001
                                                     ----               ----             --------------

SALES                                           $       --          $      --               $       --
                                                  --------           --------                 --------
EXPENSES
    Accounting and audit                               950              1,075                   10,500
    Bank charges                                        16                 19                      121
    Edgar filing fees                                   --              1,140                    2,075
    Filing fees                                         --                 --                      125
    Franchise tax                                       --                 --                      104
    Geological report                                   --                 --                    1,280
    Incorporation costs written off                     --                 --                      519

    Management fees                                  1,500              1,500                   13,500
    Office                                              --                 --                      662
    Rent                                               900                900                    8,100
    Staking costs                                       --                 --                    3,196
    Telephone                                          150                150                    1,455
    Transfer agent fees                              1,623                 30                    5,865
                                                  --------           --------                 --------

NET LOSS                                        $    5,139          $   4,814               $   47,502
                                                  ========           ========                 ========
NET LOSS PER COMMON SHARE

     Basic                                      $       --          $      --
                                                  ========           ========

AVERAGE OUTSTANDING SHARES

     Basic                                       2,400,820          2,400,820
                                                 =========          =========

        The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

   For the three months ended April 30, 2001 and 2000 andfor the period from February 2, 1999 (Date of Inception) to April 30, 2001

                      (Unaudited - Prepared by Management)

                                                             FOR THE THREE         FOR THE THREE           INCEPTION
                                                              MONTHS ENDED          MONTHS ENDED               TO
                                                               APRIL 30,             APRIL 30,             APRIL 30,
                                                                  2001                  2000                  2001
                                                                  ----                  ----                  ----


     CASH FLOWS FROM
          OPERATING ACTIVITIES:
          Net loss                                          $   (5,139)          $      (4,814)             $ (47,502)

          Adjustments to reconcile net loss to net cash provided by operations:

               Increase in accounts payable --
                   related party                                    --                      --                 13,425
               Increase in accounts payable                      2,360                     970                  8,788
               Capital contributions -- expenses                 2,550                   2,550                 22,950
                                                               -------               ---------                 ------

                    Net Cash (Deficit) from Operations            (229)                 (1,294)                (2,339)
                                                               -------               ---------                 ------
     CASH FLOWS FROM INVESTING
           ACTIVITIES:

          Mineral claims                                            --                      --                     --
                                                               -------               ---------                 ------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common
                  stock                                             --                      --                  2,401
                                                               -------              ----------                 ------

                                                                    --                      --                  2,401
                                                               -------               ---------                 ------

          Net Increase (Decrease) in Cash                         (229)                 (1,294)                    62

          Cash at Beginning of Period                              291                   1,428                     --
                                                               -------               ---------                 ------


          CASH AT END OF PERIOD                             $       62           $         134              $      62
                                                               =======              ==========                =======


The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

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

         The Company has completed Regulation D offerings of 2,400,820 shares of its capital stock for cash.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On April 30, 2001, the Company had a net operation loss carry forward of $47,502. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

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

                                 April 30, 2001

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

                      (Unaudited - Prepared by Management)


3.       MINERAL CLAIMS

         The company acquired a certain mineral claim known as the Rubicon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001. The claim was retained by making a $1,600 cash in lieu of work payment and the new expiry date is February 28, 2002

         The Bridge claim was acquired by staking on February 7, 2000. Assessment work was done on the property from January 30, 2001 to February 2, 2001, and the new expiry date is February 2, 2002.

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

--------------------------------------------------------------------------------
                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company performed assessment work on the Bridge Claim during the months of January and February. A grid layout was started in preparation for a geophysical program to be completed in the coming year. A grid was done on both the west and north side of the mineral claim.

The Rubincon Claim was maintained by the payment of the yearly lease fee.

At the present time the Company has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to the Company for such activities. Any commitment for funds is presently being provided by its officers and directors.

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


                             RUBINCON VENTURES INC.
                                  (Registrant)




         June 29, 2001                           /s/  "Roman Kujath"
                                              ----------------------------------
                                                 Roman Kujath - Director