Form 10-Q
period 2001-07-31
RUBINCON VENTURES INC
filed 2002-03-08
CIK 1081078

5

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2001
                                            ---------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-29429
                                  -------


                    RUBINCON  VENTURES  INC.
                    ------------------------
     (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          98-0200798
          --------                                          ----------
(State  or  other  jurisdiction of                       (I.R.S. Employer
incorporation  or  organization)                         Identification No.)

415  -  10357  109th  Street
Edmonton,  Alberta,  Canada                                        T5J  1N3
---------------------------                                        --------
(Address  of  principal executive offices)                         (Zip Code)

                              1-  780-420-1237
                              ----------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  July  31,  2001
          ----------                    ------------------------------------

  Common  Stock, $0.001 per share                        2,400,820

                                      INDEX









                                                                                         PAGE
                                                                                         NUMBER
                                                                                        ---------

PART 1.

ITEM1... . . .   Financial Statements            .                                         4

                 Balance Sheet as at July 31, 2001
                     (with comparative figures as at January 31, 2001) .                   5

                 Statement of Operations
                     For the three months ended July 31, 2001 and 2000,
                     for the six months ended July 31, 2001 and 2000
                     and for the period from February 2, 1999 (Date of
                     Inception) to July 31, 2001 . . . . . . . . . . . .                   6

                 Statement of Cash Flows
                     For the six months ended July 31, 2001 and 2000
                     and for the period from February 2, 1999 (Date of
                     Inception) to July 31, 2001 . . . . . . . . . . . .                   7

                 Notes to the Financial Statements         .. . . . . . .                  8

ITEM 2.. . . . . Plan of Operations               .                                       11

PART 11.         Signatures                                                               12


ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300  South,  Suite 202
CERTIFIED  PUBLIC  ACCOUNTANTS AND BUSINESS CONSULTANTS          Salt Lake City,
                                                                     Utah  84106

                                                        Telephone  801  486-0096
                                                              Fax  801  486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
Rubincon  Ventures  Inc.

We have reviewed the balance sheet of Rubincon Ventures Inc. (Exploration stage company) as of July 31, 2001 and the related statements of operations and the statements of cash flows for the three and six months ended July 31, 2001 and 2000 and the period February 2, 1999 (date of inception) to July 31, 2001. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                              Andersen  Andersen  and  Strong


Salt  Lake  City,  Utah

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2001 (with comparative figures as at January 31, 2001) and the statement of operations and the statement of cash flows for the three and six months ended July 31, 2001 and 2000, and for the period from February 2, 1999 (date of inception) to July 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          July 31 and January 31, 2001

                      (Unaudited - Prepared by Management)





                                                            July 31    January 31
                                                               2001          2001
                                                           ---------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $     48   $       291

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .         -             -
                                                           ---------  ------------

                                                           $     48   $       291
                                                           =========  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $ 16,585   $    13,425
      Accounts payable. . . . . . . . . . . . . . . . . .     7,430         6,428
                                                           ---------  ------------

                                                             24,015        19,853
                                                           ---------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding     2,401         2,401

     Capital in excess of par value . . . . . . . . . . .    25,500        20,400

     Deficit accumulated during the development stage . .   (51,868)      (42,363)
                                                           ---------  ------------

           Total Stockholders' Deficiency . . . . . . . .   (23,967)      (19,562)
                                                           ---------  ------------

                                                           $     48   $       291
                                                           =========  ============








     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

For the three months ended July 31, 2001 and 2000, for the six months ended July
  31, 2001 and 2000 and for the period from February 2, 1999 (Date of Inception)
                                to July 31, 2001

                     (Unaudited  -  Prepared by Management)






                            FOR THE          FOR THE         FOR THE        FOR THE
                            THREE            THREE           SIX            SIX
                            MONTHS           MONTHS          MONTHS         MONTHS        INCEPTION
                            ENDED            ENDED           ENDED          ENDED         TO
                            JULY 31,         JULY 31,        JULY 31,       JULY 31,      JULY 31,
                            2001             2000            2001           2000          2001
                            ---------------  --------------  -------------  ------------  ----------

SALES. . . . . . . . . . .  $            -   $            -  $           -  $          -  $        -
                            ---------------  --------------  -------------  ------------  ----------

EXPENSES
    Accounting and
          audit. . . . . .             950              875          1,900         1,950      11,450
    Bank charges . . . . .              20               21             36            39         141
    Edgar filing fees. . .             774              425            774         1,565       2,849
    Filing fees. . . . . .             150                -            150             -         275
    Franchise tax. . . . .             105              100            105           100         209
    Geological report. . .               -                -              -             -       1,280
    Incorporation costs
          written off. . .               -                -              -             -         519
    Management fees. . . .           1,500            1,500          3,000         3,000      15,000
    Office . . . . . . . .              57                -             57             -         719
    Rent . . . . . . . . .             900              900          1,800         1,800       9,000
    Staking costs. . . . .               -                -              -             -       3,196
    Telephone. . . . . . .             150              150            300           300       1,605
    Transfer agent fees. .            (240)           1,255          1,383         1,285       5,625
                            ---------------  --------------  -------------  ------------  ----------

NET LOSS . . . . . . . . .  $        4,366   $        5,226  $       9,505  $     10,039  $   51,868
                            ===============  ==============  =============  ============  ==========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $            -   $            -  $           -  $          -
                            ===============  ==============  =============  ============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .       2,400,820        2,400,820       2,400820     2,400,820
                            ===============  ==============  =============  ============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

For the six months ended July 31, 2001 and 2000 and for the period from February
                  2, 1999 (Date of Inception) to July 31, 2001

                      (Unaudited - Prepared by Management)





                                                   FOR THE SIX     FOR THE SIX      INCEPTION
                                                   MONTHS ENDED    MONTHS ENDED     TO
                                                   JULY 31,        JULY 31,         JULY 31,
                                                   2001            2000             2001
                                                   --------------  ------------     ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $      (9,505)  $     (10,039)  $ (51,868)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          3,160           2,492      16,585
          Increase in accounts payable. . . . . .          1,002           1,025       7,430
          Capital contributions - expenses. . . .          5,100           5,100      25,500
                                                   --------------  --------------  ----------

               Net Cash (Deficit) from Operations           (243)         (1,422)    ( 2,353)
                                                   --------------  --------------  ----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -           -
                                                   --------------  --------------  ----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .              -               -       2,401
                                                   --------------  --------------  ----------

                                                            (243)              -       2,401
                                                   --------------  --------------  ----------

     Net Increase (Decrease) in Cash. . . . . . .           (243)         (1,422)         48

     Cash at Beginning of Period. . . . . . . . .            291           1,428           -
                                                   --------------  --------------  ----------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $          48   $           6   $      48
                                                   ==============  ==============  ==========





     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

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

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

     On July 31, 2001, the Company had a net operation loss carry forward of $51,868. The tax benefit of $15,560 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Comprehensive  Income
---------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of the standard had no impact on the total stockholder's equity.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

                      (Unaudited - Prepared by Management)

2.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Amortization  of  Capitalized  Mining  Claim  Costs
---------------------------------------------------

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

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costscannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

                      (Unaudited - Prepared by Management)


3.     MINERAL  CLAIMS

     The company acquired a certain mineral claim known as the Rubicon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001. The claim was retained by making a $1,600 payment of cash in lieu of work and the new expiry date is February 28, 2002

     The Bridge claim was acquired by staking on February 7, 2000. Assessment work was done on the property from January 30, 2001 to February 2, 2001, and the new expiry date is February 2, 2002.

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

                          ITEM 2.   PLAN OF OPERATIONS


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

Liquidity  and  Capital  Resources
----------------------------------

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


Results  of  Operations
-----------------------

There  have  been  no  operations  during  the  current  period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.
                                  (Registrant)




     August  27,  2001                         /s/  "Roman  Kujath"
                                               --------------------
                                             Roman  Kujath  -  Director