Form 10-Q
period 2001-10-31
RUBINCON VENTURES INC
filed 2002-03-08
CIK 1081078

13

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          October  31,  2001
                                            ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  October  31,  2001
          ----------                    ---------------------------------------

     Common  Stock, $0.001 per share                     2,400,820

                                      INDEX









                                                                                            PAGE
                                                                                           NUMBER
                                                                                         ----------

PART 1.

ITEM1.           Financial Statements            .                                         4

                 Balance Sheet as at October 31, 2001
                     (with comparative figures as at January 31, 2001) ..                  5

                 Statement of Operations
                     For the three and nine months ended October 31, 2001
                     and 2000 and for the period from February 2, 1999
                     (Date of  Inception) to October 31, 2001 . . . . . .                  6

                 Statement of Cash Flows
                     For the nine months ended October 31, 2001 and 2000
                     and for the period from February 2, 1999 (Date of
                     Inception) to October 31, 2001 . . . . . . . . . . .                  7

                 Notes to the Financial Statements         . . . . . . . .                 8

ITEM 2. . . . . .Plan of Operations               .                                       11

PART 11.         Signatures                                                               12


ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300  South,  Suite 202
CERTIFIED  PUBLIC  ACCOUNTANTS AND BUSINESS CONSULTANTS          Salt Lake City,
                                                                     Utah  84106

                                                        Telephone  801  486-0096
                                                              Fax  801  486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
Rubincon  Ventures  Inc.

We have reviewed the balance sheet of Rubincon Ventures Inc. (Exploration stage company) as of October 31, 2001 and the related statements of operations and the statements of cash flows for the nine months ended October 31, 2001 and 2000 and the period February 2, 1999 (date of inception) to October 31, 2001. These financial statements are the responsibility of the company's management.

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


                              Andersen  Andersen  and  Strong


Salt  Lake  City,  Utah

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at October 31, 2001 (with comparative figures as at January 31, 2001) and the statement of operations and the statement of cash flows for the nine months ended October 31, 2001 and 2000, and for the period from February 2, 1999 (date of inception) to October 31, 2001 have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                         October 31 and January 31, 2001

                      (Unaudited - Prepared by Management)





                                                            October 31    January 31
                                                                  2001          2001
                                                           ------------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $        31   $       291

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .            -             -
                                                           ------------  ------------

                                                           $        31   $       291
                                                           ============  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $    16,646   $    13,425
      Accounts payable. . . . . . . . . . . . . . . . . .        8,839         6,428
                                                           ------------  ------------

                                                                25,485        19,853
                                                           ------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding        2,401         2,401

     Capital in excess of par value . . . . . . . . . . .       28,050        20,400

     Deficit accumulated during the development stage . .      (55,905)      (42,363)
                                                           ------------  ------------

           Total Stockholders' Deficiency . . . . . . . .      (25,454)      (19,562)
                                                           ------------  ------------

                                                           $        31   $       291
                                                           ============  ============









     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the nine months ended October 31, 2001 and 2000 and for the period from February 2, 1999 (Date of Inception) to October 31, 2001

                     (Unaudited  -  Prepared by Management)






                            FOR THE        FOR THE          FOR THE         FOR THE
                            THREE          THREE            NINE            NINE
                            MONTHS         MONTHS           MONTHS          MONTHS         INCEPTION
                            ENDED          ENDED            ENDED           ENDED          TO
                            OCTOBER 31,    OCTOBER 31,      OCTOBER 31,     OCTOBER 31,    OCTOBER 31,
                            2001           2000             2001            2000           2001
                            -------------  ---------------  --------------  -------------  -------------

SALES. . . . . . . . . . .  $          -   $            -   $           -   $          -   $          -
                            -------------  ---------------  --------------  -------------  -------------

EXPENSES
    Accounting and
          audit. . . . . .           950              950           2,850          2,900         12,400
    Bank charges . . . . .            15               24              51             63            156
    Edgar filing fees. . .             -              272             774          1,837          2,849
    Filing fees. . . . . .           150                -             300              -            425
    Franchise tax. . . . .             1                2             106            102            210
    Geological report. . .             -                -               -              -          1,280
    Incorporation costs
          written off. . .             -                -               -              -            519
    Management fees. . . .         1,500            1,500           4,500          4,500         16,500
    Office . . . . . . . .           152              357             209            357            871
    Rent . . . . . . . . .           900              900           2,700          2,700          9,900
    Staking costs. . . . .             -                -               -              -          3,196
    Telephone. . . . . . .           150              150             450            450          1,755
    Transfer agent fees. .           219               58           1,602          1,344          5,844
                            -------------  ---------------  --------------  -------------  -------------

NET LOSS . . . . . . . . .  $     (4,037)  $       (4,213)  $    ( 13,542)  $    (14,253)  $    (55,905)
                            =============  ===============  ==============  =============  =============


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $          -   $            -   $           -   $          -
                            =============  ===============  ==============  =============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .     2,400,820        2,400,820       2,400,820      2,400,820
                            =============  ===============  ==============  =============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the nine months ended October 31, 2001 and 2000 and for the period from February 2, 1999 (Date of Inception) to October 31, 2001

                      (Unaudited - Prepared by Management)





                                                   FOR THE NINE    FOR THE NINE    INCEPTION
                                                   MONTHS ENDED    MONTHS ENDED    TO
                                                   OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                   2001            2000            2001
                                                   --------------  ------------    -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $     (13,542)  $     (14,253)  $    (55,905)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          3,221           3,493         16,646
          Increase in accounts payable. . . . . .          2,411           1,919          8,839
          Capital contributions - expenses. . . .          7,650           7,650         28,050
                                                   --------------  --------------  -------------

               Net Cash (Deficit) from Operations           (260)         (1,191)       ( 2,370)
                                                   --------------  --------------  -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -              -
                                                   --------------  --------------  -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .              -               -          2,401
                                                   --------------  --------------  -------------

                                                               -               -          2,401
                                                   --------------  --------------  -------------

     Net Increase (Decrease) in Cash. . . . . . .           (260)         (1,191)            31

     Cash at Beginning of Period. . . . . . . . .            291           1,428              -
                                                   --------------  --------------  -------------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $          31   $         237   $         31
                                                   ==============  ==============  =============





     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2001

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

The Company has completed Regulation D offerings of 2,400,820 shares of its capital stock for $2,401.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

     On October 31, 2001, the Company had a net operation loss carry forward of $55,905. The tax benefit of $16,772 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

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

                                October 31, 2001

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2001

                      (Unaudited - Prepared by Management)


3.     MINERAL  CLAIMS

     The company acquired a certain mineral claim known as the Rubicon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001. The claim was retained by making a $1,600 payment of cash, in lieu of work, and the new expiry date is February 28, 2002

     The Bridge claim was acquired by staking on February 7, 2000. Assessment work was done on the property from January 30, 2001 to February 2, 2001, and the new expiry date is February 2, 2002.

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


                             RUBINCON VENTURES INC.
                                  (Registrant)




     November  19,  2001                         /s/  "Roman  Kujath"
                                                 --------------------
                              Roman  Kujath  -  Director