Form 10KSB
period 2002-01-31
RUBINCON VENTURES INC
filed 2002-06-11
CIK 1081078

3

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
     For  the  fiscal  year  ended          January  31,  2002
                                            ------------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
     For  the  transaction  period  from               to

     Commission  File  number               0-29429
                                            -------

                    RUBINCON  VENTURES  INC.
                    ------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Delaware                              98-0200798
          --------                              ----------
State or other jurisdiction of incorporation        (I.R.S. Employee I.D. No.)
or  organization

415  -  10357  109th  Street
Edmonton,  Alberta,  Canada                                     T5J  1N3
---------------------------                                     --------
(Address  of  principal  executive offices)                     (Zip Code)

Issuer's  telephone  number,  including  area  code            1-780-420-1237
                                                        ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
            None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

As at January 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of January 31, 2002, the Company has 2,400,820 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

     (1)     Any  annual  report  to  security  holders;

     (2)     Any  proxy  or  other  information  statement;

(3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS



PART  1
-------
                                                Page
                                                ----





ITEM 1.                                                DESCRIPTION OF BUSINESS                                               4
ITEM 2..  DESCRIPTION OF PROPERTY                                                                                            5

ITEM 3..  LEGAL PROCEEDINGS                                                                                                  7

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                7

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                           8


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                          8

ITEM 7..  FINANCIAL STATEMENTS                                                                                               9


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                               9

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT  9

ITEM 10.  EXECUTIVE COMPENSATION                                                                                            12


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                     12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                    13

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                          15



                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


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

One of the mineral claims previously owed by the Company was known as the 'Rubincon' claim. The Company had the rights to the minerals on the Rubincon property until February 28, 2002. The Company did not undertake any exploration work on this mineral claim nor did it pay cash-in-lieu instead of not undertaking exploration work. Management decided the terrain on the Rubincon claim was too steep for normally exploration work without the use of a helicopter. This would mean that the cost of exploration would be increased and become too expensive for the Company. Therefore, the rights to the minerals on the Rubincon claim lapsed on February 28, 2002.

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

                        ITEM 2. DESCRIPTION OF PROPERTIES


EXPLORATION  OF  THE  BRIDGE  CLAIM
Presently the Company has ownership interest in the mineral rights on two mineral claims, the Rubincon, which expired on February 28, 2002, and the Bridge. As is custom in the Province of British Columbia, the Company does not actually own the land itself; only the mineral rights thereto. The ownership interest in the land is held by the Province of British Columbia. Having "staked" the Bridge claim on February 7, 2000, the Company will have the rights to the mineral thereon for a period of one year from the date of staking and can either perform exploration work on the mineral claim or pay cash in lieu to the Ministry of Finance. The actual cost of staking the Bridge was $500. For the assessment year ended February 7, 2001 the Company expended $1,400 which maintained the Bridge in good standing until February 7, 2002. For the assessment year ended February 7, 2002, the Company expended $1,253 to maintain the Bridge in good standing until February 7, 2003. In future years, the Company will have to incur a cost of approximately $2,400 to maintain the claims in good standing which is equivalent to approximately $130 per unit.

To date the Company has realized no revenue from the Bridge mineral claim and it will take an unknown number of years of exploration to be able to identify a commercial viable ore body. An exploration program of any size will require additional funds which presently the Company does not have.

The Bridge property consisting of a single mineral claim of 450 hectares (1,111.5 acres) recorded in the Lillooet Mining Division of British Columbia, Canada. The Company engaged the services of Douglas Symonds, Professional Geologies, to prepare a report on the mineral claims and make certain recommendations regarding future exploration work.

The Bridge property is located approximately 95 air miles north-northwest of Vancouver, British Columbia. Access to the property is by road and trail from the Village of Gold Bridge. The Bridge property is characterized by poor (5 percent) outcrop exposure. Mineralization on the Bridge property as observed in sparse outcroppings, consists of some sulphide minerals, mainly pyrite.

Pertinent  claim  information  for  the  Bridge  mineral property is as follows:

          Claim  name:                    Bridge
          Tenure  Number:               374400
          Number  of  Units:                   18
          Record  Date:                    February  7,  2000
          Good  to  Date:                    February  7,  2003

The Bridge property is shown to be underlain mainly by rocks of the Bridge River terrain (greenstone, cherty argillite, limestone and dioritic intrusives) in contact with ultramafic and basic intrustions to the southwest.

There is poor outcrop exposure on the Bridge property. The outcrop geology of the Bridge property as described by previous explorationists consists of altered volcanic rocks showing well-developed schistosity and considerable amounts of quartz-carbonate alternation. Schistosity strikes in a general north-south direction and dips steeply, both to the east and to the west. In the southwestern corner of the property, cherts and argillites are more abundant than volcanic rocks. These cherts and argillites are also strongly schistose and exhibit quartz-calcite alternation in the form of 0.4 to 1.2 inches wide veins, often as boxworks. A layer of recent volcanic ash that varies from a few centimeters to a meter in thickness covers much of the property area.

Preliminary geologic and geophysical evidence indicates a north-northwesterly trend to geological formations and structures on the property. Steep Creek appears to reflect a shear or fault zone. The rock exposures to the west of Steep Creek are sheared and slightly altered or broken.

The style of mineralization in the Bridge River area is similar to the Mother Lode camp in
California. The two camps have similarities in ore, vein mineralogy, wallrock alterantions and wallrocks, and are similar in association of the ore veins with a major fault along a belt of elongated serpentine bodies that flank the margins of granite batholiths.

An extensive fracture system in the Bridge River area provided abundant channel ways for vein-forming solutions. It is speculated that the stresses caused by the intrusion of the granitic plutons resulted in shearing and the development of veins. It is believed that this movement reactivated the Cadwallander fault zone, a pre-existing major break. The evidence suggests that emplacement of the Coast Plutonic Complex provided the necessary thermal engine to drive the mineralized solutions that were controlled by the structural setting.

Some sulphide mineralization, mainly pyrite, has been reported in the outcrops on the Bridge property.

Douglas Symonds, Professional Geologies, stated in his report that the Bridge property warrants a US $32,000 (CDN $50,000) Phase I exploration program of data acquisition, aerial photograph interpretation, base map preparation, prospecting, geochemical soil sampling and report writing. Contingent upon the success of this Phase I program, a Phase II program,US $64,000 (CND $100,000), of further geochemical sampling, geophysical surveying, geological mapping, rock sampling, limited trenching and report writing is recommended. A Phase III program, US160,000 (CDN $250,000) of further trenching, diamond drilling and report writing is recommended, contingent upon the success of Phase II program. Phase II (Contingent upon the success of Phase I)

Assessment  work  for  2001

The objective of this exploration work was to undertake a physical work program in order to establish two separate grid systems in preparation for a geophysical survey. During this exploration program a total amount of approximately $1,400 was expended.

Work  on  the  north  grid  system  was  a  follows:

A general topographical reconnaissance was carried out to determine the best grid layout due to the extreme topography. Baseline stations 0 + 000 N was located 450 feet east of the Legal Corner Post for the claim. The baseline was oriented at azimuth 360 degrees and horizontally chained and flagged every 30 feet. Gird station X-lines were established ever 90 feet from 0 + 000 N to 0 + 720 N totaling 2,160 feet of baseline.

Work  on  the  west  gird  system  was  as  follows:

A topographical reconnaissance was carried out to determine the grid layout. The baseline was located approximately 2,250 feet up the MacDonald Creek from the road. The baseline was oriented at azimuth 270 degrees and horizontally chained and flagged every 30 feet. Grid station X-lines were established every 90 feet from station 0 + 000 W. to 0 + 0510 N; totaling 1,530 feet of baseline.

This  exploration  program  required  two  men  each working 4 days to complete.

Assessment  work  for  2002

The grid system established in 2001 was extended in anticipation of a future soil sampling program. During 2002 assessment program the baseline was established at 0 + 700B to 0 + 900 N with the grid sample lines being as follows:
               0  +  690N  to  0  +  400E               1,200  feet
               0  +  720N  to  0  +  365E               1,100  feet
               0  +  750N  to  0  +  450E               1,350  feet
               0  +  780N  to  0  +  420E               1,260  feet
               0  +  810N  to  0  +  415E               1,245  feet
               0  +  840N  to  0  +  410E               1,230  feet
               0  +  870N  to  0  +  430E               1,290  feet
               0  +  900N  to  0  +  440E               1,320  feet

There  was  a  total  of  10,950  feet  of  grid  line  established  during this
exploration  program.   The  objective  to  the  Company  is to undertake a soil
sampling program during the summer of 2002 to determine areas of high concentration of mineralization.



                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2002.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at January 31, 2002 the Company had 32 shareholders; two of these shareholders are officers and directors of the Company.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2002 there were 2,400,820 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claims until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of the Rubincon or the Bridge claims, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral properties to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.


Liquidity  and  Capital  Resources
----------------------------------

As  at  January  31,  2002,  the  Company  had  $16  of  assets,  and $33,513 of
liabilities,  including  cash  or  cash  equivalents  amounting  to  $16.   The
liabilities of $33,513 are amounts of $7,450 are payable and accrued for audit and accounting, $3,078 for transfer agent fees, $335 for office expenses, $1,012 for filing fees, $1,253 for exploration work on the Bridge claim and the amount of $20,384 due to a director.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Bridge claim and has made no commitments to acquire any asset of any nature.

Results  of  Operations
-----------------------

Other than undertaking assessment work as noted above, the Company has not had any operations during the past year.


                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-KSB.


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of January 31, 2002, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                   Term as
                                   Director
Name. . . . . . . . . . . . . . .  Age       Position Held           Since
---------------------------------  --------  ----------------------  -----

  Roman Kujath. . . . . . . . . .        69  President and Director   1999

          Secretary-Treasurer and
  Irene Campany . . . . . . . . .        61  Director                 2001

  Martine Rummelhoff. . . . . . .        44  Director                 2001




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

ROMAN KUJATH, President of the Company, has been president of Roman M. Kujath Architects Ltd. since 1975. He has practiced in Canada and aboard as an Architect (Masters degree in Architecture and Engineering). Mr. Kujath has been responsible for over $750,000,000 worth of construction, including $75,000,000 Place De Villa in Ottawa for the Campeau Corporation. He also was a developer for a number of turn-key housing projects in the southern United States in the southern United States in the early 1970's. Roman Kujath is also a Director of Peabodys Coffee Inc., a specialty coffee corporation with its headquarters in Sacramento, California. Peabodys Coffee Inc. is a trading company on the OTC Bulletin Board in the United States. He also serves as a Director of Summit Care Corporation, an Alberta, Canada company, established to develop and operate long term care facilities in Alberta.

IRENE CAMPANY, has had an extensive business career in the medical field. She was owner and President of a major intermediate care and old age facility. She was also a director of a paramedical company for eight years then purchased a paramedical company in British Columbia, employing one hundred and ten nurses, and two hundred doctors on a contractual basis which she has recently sold and joined the family security company.

MARTINE RUMMELHOFF, is a graduate from high school in Quebec, Canada, before completing college and becoming bilingual in French and English. She was trained in restaurant management she became a chef and later managed several restaurants. She became the manager of a major mechanical company which engaged in the mechanical installation of large projects. She is currently the owner of Norseman Plumbing and has opened subsidiaries in both Kitimat, British Columbia and San Francisco, California.

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

The following table sets forth as at January 31, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                         Position               Report  to  be  Filed
----                         --------               ---------------------

Roman  Kujath               President  and  Director                      Form 3

Irene  Campany               Secretary-Treasurer/Director                 Form 3

Martine  Rummelhoff          Director                                     Form 3

                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2002.

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at January 31, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






Name and Address. . . . . . .  Amount
of Beneficial . . . . . . . .  Nature of     of Beneficial   Percent
Owner . . . . . . . . . . . .  Ownership(1)  Ownership       of Class
-----------------------------  ------------  --------------  ---------

       IRENE CAMPANY
       907 Quadling Avenue
       Coquitlam, B.C.. . . .  Direct               200,000      8.3 %
       Canada, V3K 2A6. . . .  Indirect

       MARTINE RUMMELHOFF
       325 Kings Road West
       North Vancovuer, B.C.
       Canada V7N 2M1 . . . .  Direct                75,000      3.1 %

       Directors and officers
           as a group . . . .       275,000          11.4 %




(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              RUBINCON  VENTURES  INC.


Date:   May  28,  2002                    By:      //s//"Irene  Campany"
                                          ------------------------------
                                       Irene  Campany
                                 Secretary  Treasurer  and  Director

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS



(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                        Page
-------------------                                                        ----

Report  of  Andersen,  Andersen  &  Strong,  Certified  Public  Accountants  16

Balance  Sheet  -  January  31,  2002                                        17

Statement  of  Operations  for  the  Year  Ended  January  31,
2002 and 2001 and the  Period  February  2,  1999
(date  of  inception)  to  January  31,  2002                                18

Statement  in  Changes  in  Stockholders' Equity for the Period from
February 2, 1999  (date  of  inception)  to  January  31,  2002              19

Statement  of  Cash  Flows  for  the  Year  Ended  January 31, 2002
and 2001 and the  Period  February  2,  1999
(date  of  inception)  to  January  31,  2002                                20

Notes  to  the  Financial  Statements                                        21


(a)  (2)  FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

ANDERSEN  ANDERSEN  &  STRONG,  L.C.       941  East  3300 South,  Suite  220
Certified Public Accountants and Business Consultants Board   Salt Lake City,
Member  SEC  Practice  Section  of  the  AICPA                    Utah, 84106
                                                       Telephone 801-486-0096
                                                            Fax  801-486-0098

Board  of  Directors
Rubincon  Ventures  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (exploration stage company) at January 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2002 and 2001 and the period February 2, 1999 (date of inception) to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubincon Ventures Inc. at January 31, 2002, and the results of operations, and cash flows for the years ended January 31, 2002 and 2001 and the period February 2, 1999 (date of inception) to January 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
April  22,  2002

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                                 BALANCE  SHEET
                                January 31, 2002






ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        16
                                                            ------------

            Total Current Assets . . . . . . . . . . . . .           16
                                                            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable . . . . . . . . . . . . . . . . . .  $    13,129
      Accounts payable - related parties . . . . . . . . .       20,384
                                                            ------------

             Total Current Liabilities . . . . . . . . . .       33,513
                                                            ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding.        2,401

     Capital in excess of par value. . . . . . . . . . . .       30,600

     Deficit accumulated during the exploration stage. . .      (66,498)
                                                            ------------

           Total Stockholders' Deficiency. . . . . . . . .      (33,497)
                                                            ------------

                                                            $        16
                                                            ============






   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Years ended January 31, 2002 and 2001 and the Period
            February 2, 1999 (date of inception) to January 31, 2002







                                 JAN 31,      JAN 31,      FEB 2, 1999 TO
                                  2002         2001         JAN 31, 2002
                            -----------  -----------  ----------------

REVENUES . . . . . . . . .  $        -   $        -   $             -

EXPENSES . . . . . . . . .      24,135       19,203            66,498
                            -----------  -----------  ----------------

NET LOSS . . . . . . . . .  $  (24,135)  $  (19,203)  $       (66,498)
                            ===========  ===========  ================



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $    (0.01)  $    (0.01)
                            ===========  ===========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,400,820    2,400,820
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







                                                CAPITAL IN
                                                COMMON      EXCESS OF         ACCUMULATED
-. . . . . . . . . . . . . . . . . . . . . . .  SHARES      STOCK    AMOUNT   PAR VALUE     DEFICIT
                                                ----------  ----------------  ------------  ------------

BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .           -  $              -  $          -  $         -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . . .   2,400,820             2,401             -            -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .           -                 -        10,200

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .           -                 -             -      (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .           -                 -        10,200            -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .           -                 -             -      (19,203)
                  .. . . . . . . . . . . . . .           .                 .             .
----------------------------------------------  ----------  ----------------  ------------

BALANCE JANUARY 31, 2001 . . . . . . . . . . .   2,400,820             2,401        20,400      (42,363)

Contribution to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .           -                 -        10,200            -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .           -                 -             -      (24,135)
                   . . . . . . . . . . . . . .           .                 .             .
----------------------------------------------  ----------  ----------------  ------------

BALANCE JANUARY 31, 2002 . . . . . . . . . . .   2,400,820  $          2,401  $     30,600  $   (66,498)
                                                ==========  ================  ============  ============










   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Years Ended January 31, 2002 and 2001 and the Period
            February 2, 1999 (date of inception) to January 31, 2002







                                                               JAN 31,        JAN 31,     FEB 2, 1999 TO
                                                                2002           2001         JAN 31, 2002
                                                        -------------  ----------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . . . .  $    (24,135)      $ (19,203)  $       (66,498)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . . . . . .        13,660           7,866            33,513
          Contributions to capital - expenses. . . . .        10,200          10,200            30,600
                                                        -------------  ----------  ----------------

               Net Cash Flows used in Operations . . .          (275)         (1,137)           (2,385)
                                                        -------------  ----------  ----------------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .             -               -                 -
                                                        -------------  ----------  ----------------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .             -               -             2,401
                                                        -------------  ----------  ----------------

     Net Change in Cash. . . . . . . . . . . . . . . .          (275)         (1,137)               16

     Cash at Beginning of Period . . . . . . . . . . .           291           1,428                 -
                                                        -------------  ----------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .  $         16       $     291         $      16
                                                        =============     ==========           =========


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
        1999 - 2002                                        $  10,200   $      10,200   $        30,600
                                                          ==========   =============           =======





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

Since its inception the Company has completed Regulation D offerings of 2,400,820 shares of its common capital stock for $2,401.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On January 31, 2002, the Company had a net operating loss carry forward of $64,498. The tax benefit of approximately $19,949 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

     The  loss  carry  forward  will  expire  in  the  year  2022.

Basic  and  Diluted  Net  Income  (loss)  Per  Share
----------------------------------------------------

     Basic net income (loss) per share amounts are computed based the weighted average number of shares actually outstanding.

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Capitalization  of  Mining  Claim  Costs
----------------------------------------

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment will be capitalized and depreciated over their useful life.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

     The claims may be retained by the Company by the completion of yearly assessment work or a payment of $1,600 Cn. The next assessment work is due in February 2003.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS




4.     RELATED  PARTY  TRANSACTIONS

     Officer-director's and their controlled entities, having acquired 11% of the outstanding common stock and have made no interest, demand loans of $20,384 to the Company, and have made contributions to capital of $30,600 by the payment of Company expenses.


5.     GOING  CONCERN

     The Company will need additional working capital to service its debt and for its planned activity and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, and payment of Company expenses by its officer's, which will enable the Company to operate in the coming year.