Form 10QSB
period 2002-04-30
RUBINCON VENTURES INC
filed 2002-07-12
CIK 1081078

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          April  30,  2002
                                            ----------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-29429
                                  -------


                    RUBINCON  VENTURES  INC.
                    ------------------------
    (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          98-0200798
          --------                                          ----------
(State  or  other  jurisdiction of                         (I.R.S. Employer
incorporation  or  organization)                           Identification No.)

4761  Cove  Cliff  Road
North  Vancouver,  B.C.,  Canada                                   V7G  1H8
--------------------------------                                   --------
(Address  of  principal executive offices)                         (Zip Code)

                              (604)  929-0637
                              ---------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  April  30,  2002
          ----------                    -------------------------------------

Common  Stock, $0.001 per share                              2,400,820

                                      INDEX









                                                                           PAGE
                                                                          NUMBER
                                                                     -----------------
PART 1.

ITEM1..     Financial Statements            .                                 4

            Balance Sheet as at April 30, 2002
                 (with comparative figures as at January 31, 2002) .          5

            Statement of Operations
                 For the three months ended April 30, 2002 and 2001,
                 and for the period from February 2, 1999 (Date of
                 Inception) to April 30, 2002. . . . . . . . . . . .          6

            Statement of Cash Flows
                 For the three months ended April 30, 2002 and 2001
                 and for the period from February 2, 1999 (Date of
                 Inception) to April 30, 2002. . . . . . . . . . . .          7

            Notes to the Financial Statements         .. . . . . . .          8

ITEM 2.. .  Plan of Operations               .                               11

PART 11.    Signatures                                                       12


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at April 30, 2002 (with comparative figures as at January 31, 2002) and the statement of operations and the statement of cash flows for the three months ended April 30, 2002 and 2001, and for the period from February 2, 1999 (date of inception) to April 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2002, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          April 30 and January 31, 2002

                      (Unaudited - Prepared by Management)





                                                             APRIL 30           JANUARY 31
                                                              2002                 2002
                                                           -----------------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $              -   $        16
                                                           -----------------  ------------

                                                           $              -   $        16
                                                           =================  ============

LIABILITIES

      Bank overdraft. . . . . . . . . . . . . . . . . . .  $             99   $         -
      Accounts payable - related parties. . . . . . . . .            23,179        20,384
      Accounts payable. . . . . . . . . . . . . . . . . .            12,804        13,129
                                                           -----------------  ------------

                                                                     36,082        33,513
                                                           -----------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding             2,401         2,401

     Capital in excess of par value . . . . . . . . . . .            33,150        30,600

     Deficit accumulated during the development stage . .           (71,633)      (66,498)
                                                           -----------------  ------------

           Total Stockholders' Deficiency . . . . . . . .           (36,082)      (33,497)
                                                           -----------------  ------------

                                                           $              -   $        16
                                                           =================  ============



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three months ended April 30, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to April 30, 2002

                     (Unaudited  -  Prepared by Management)






                            FOR THE THREE    FOR THE THREE
                                MONTHS           MONTHS       INCEPTION
                                ENDED            ENDED           TO
                              APRIL 30,        APRIL 30,      APRIL 30,
                                2002             2001           2002
                            ---------------  ---------------  -----------

SALES. . . . . . . . . . .  $            -   $            -   $        -
                            ---------------  ---------------  -----------

EXPENSES
    Accounting and
          audit. . . . . .             950              950       15,950
    Bank charges . . . . .              44               16          216
    Edgar filing fees. . .               -                -        3,249
    Filing fees. . . . . .             150                -          425
    Franchise tax. . . . .             100                -          310
    Geological report. . .               -                -        1,280
    Incorporation costs
          written off. . .               -                -          519
    Management fees. . . .           1,500            1,500       19,500
    Office . . . . . . . .               -                -          953
    Rent . . . . . . . . .             900              900       11,700
    Staking costs. . . . .               -                -        8,187
    Telephone. . . . . . .             150              150        2,055
    Transfer agent fees. .           1,341            1,623        7,289
                            ---------------  ---------------  -----------

NET LOSS . . . . . . . . .  $      ( 5,135)  $       (5,139)  $  (71,633)
                            ===============  ===============  ===========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $            -   $            -
                            ===============  ===============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .       2,400,820        2,400,820
                            ===============  ===============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the three months ended April 30, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to April 30, 2002

                      (Unaudited - Prepared by Management)





                                                   FOR THE THREE    FOR THE THREE    INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED         TO
                                                      APRIL 30,      APRIL 30,        APRIL 30
                                                       2002            2001             2002
                                                   ---------------   ----------- --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $       (5,135)  $       (5,139)  $  (71,633)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .           2,795                -       23,179
          Increase in accounts payable. . . . . .            (325)           2,360       12,804
          Capital contributions - expenses. . . .           2,550            2,550       33,150
                                                   ---------------  ---------------  -----------

               Net Cash (Deficit) from Operations            (115)            (229)      (2,500)
                                                   ---------------  ---------------  -----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .               -                -            -
                                                   ---------------  ---------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .               -                -        2,401
                                                   ---------------  ---------------  -----------

                                                             (115)               -        2,401
                                                   ---------------  ---------------  -----------

     Net Increase (Decrease) in Cash. . . . . . .            (115)            (229)         (99)

     Cash at Beginning of Period. . . . . . . . .              16              291            -
                                                   ---------------  ---------------  -----------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $          (99)  $           62   $      (99)
                                                   ===============  ===============  ===========



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2002

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

Income  Taxes
-------------

     On April 30, 2002, the Company had a net operation loss carry forward of $71,633. The tax benefit of $21,490 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

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

                                 April 30, 2002

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2002

                      (Unaudited - Prepared by Management)


3.     MINERAL  CLAIMS

     The company acquired a certain mineral claim known as the Rubicon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001. The Company did not maintain the Rubincon claims and they expired on February 28, 2002. Therefore, the Company no longer has an interest in the Rubincon claims. There are no liabilities related to the Rubincon claims.

     The Bridge claim was acquired by staking on February 7, 2000. Assessment work was done on the property from January 15 to 17, 2002, and the new expiry date is February 7, 2003.

     The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.


4.     RELATED  PARTY  TRANSACTIONS

     Related  parties  acquired  11.4%  of  the  capital  stock issued for cash.

     Related  parties  have  made  advances  to  the  Company  of  $23,179.


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

                          ITEM 2.   PLAN OF OPERATIONS


The Company performed assessment work on the Bridge Claim during the month of January 2002. This mineral claim consists of 18 units totaling 450 hectares in the Lillooet Mining Division of British Columbia. The objective of the physical work program was to extend the present grid system further north in preparation for a soils geochemistry survey. A total budget of $2,130 was expended to lay out 3,530 metres of grid. It is recommended that a geochemical sampling survey be conducted over the entire grid system on a summer assessment program.

At the present time the Company has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to the Company for such activities. Any commitment for funds is presently being provided by its officers and directors.

Subsequent to the balance sheet date, the Board of Directors appointed Ted Reimchen as a director and president of the Company to replace Roman Kujath. Mr. Reimchen is a professional geologist with more than 30 years experience in the mining industry.

Liquidity  and  Capital  Resources
----------------------------------

The Company will have to consider various avenues open to it to obtain sufficient funds to meet its current obligation and provided for funds to maintain its mineral property in good standing. It options are for the directors and officers to continue to personally fund the company, obtain institutional funding guaranteed by the directors and officers or issue some of its capital stock. The Company is considering filing a Form SB-2 in hopes of raising funds to continue the exploration activities on the Rubincon mineral claim.


Results  of  Operations
-----------------------

There  have  been  no  operations  during  the  current  period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.
                                  (Registrant)




     July  9,  2002                         /s/   "Ted  Reimchen
                                            --------------------
                             Ted  Reimchen,  President  and  Director