Form 10QSB
period 2002-07-31
RUBINCON VENTURES INC
filed 2002-08-30
CIK 1081078

4

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2002
                                            ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  July  31,  2002
          ----------                    ------------------------------------

          Common  Stock,  $0.001  per  share             2,400,820

                                      INDEX







                                                                           PAGE
                                                                          NUMBER
                                                    ----------------------------------
PART 1.

             ITEM1.. . . . . . . . . . . . . . .  Financial Statements        3

  Balance Sheet as at July 31, 2002
       (with comparative figures as at January 31, 2002) .                    4

  Statement of Operations
       For the three months ended July 31, 2002 and 2001,
       for the six months ended July 31, 2002 and 2001
       and for the period from February 2, 1999 (Date of
       Inception) to July 31, 2002 . . . . . . . . . . . .                     5

  Statement of Cash Flows
       For the six months ended July 31, 2002 and 2001
       and for the period from February 2, 1999 (Date of
       Inception) to July 31, 2002 . . . . . . . . . . . .                     6

  Notes to the Financial Statements         .. . . . . . .                     7

              ITEM 2.. . . . . . . .  . .  Plan of Operations               .  10

PART 11.                                   Signatures                          15






                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2002 (with comparative figures as at January 31, 2002) and the statement of operations and the statement of cash flows for the six months ended July 31, 2002 and 2001, and for the period from February 2, 1999 (date of inception) to July 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2002, are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          July 31 and January 31, 2002

                      (Unaudited - Prepared by Management)







                                                              JULY 31       JANUARY 31
                                                                2002           2002
                                                           --------------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $           6   $        16
                                                           --------------  ------------

                                                           $           6   $        16
                                                           ==============  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $      23,956        20,384
      Accounts payable. . . . . . . . . . . . . . . . . .         13,315        13,129
                                                           --------------  ------------

                                                                  37,271        33,513
                                                           --------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding          2,401         2,401

     Capital in excess of par value . . . . . . . . . . .         35,700        30,600

     Deficit accumulated during the development stage . .        (75,366)      (66,498)
                                                           --------------  ------------

           Total Stockholders' Deficiency . . . . . . . .        (37,265)      (33,497)
                                                           --------------  ------------

                                                           $           6   $        16
                                                           ==============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended July 31, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to July 31, 2002

                     (Unaudited  -  Prepared by Management)







                             FOR THE THREE    FOR THE THREE         FOR THE
                                MONTHS           MONTHS           SIX MONTHS           FOR THE       INCEPTION
                                 ENDED            ENDED              ENDED           SIX MONTHS         TO
                               JULY 31,         JULY 31,           JULY 31,             ENDED        JULY 31,
                                 2002             2001               2002           JULY 31, 2001      2002
                            ---------------  ---------------  -------------------  ---------------  -----------
SALES. . . . . . . . . . .  $            -   $            -   $                -   $            -
                            ---------------  ---------------  -------------------  ---------------

EXPENSES
    Accounting and
          audit. . . . . .             350              950                1,300            1,900       16,300
    Bank charges . . . . .              17               20                   63               36          233
    Edgar filing fees. . .               -              774                    -              774        3,249
    Filing fees. . . . . .               -              150                  150              150          425
    Franchise tax. . . . .               4              105                  104              105          314
    Geological report. . .               -                -                    -                -        1,280
    Incorporation costs
          written off. . .               -                -                    -                -          519
    Management fees. . . .           1,500            1,500                3,000            3,000       21,000
    Office . . . . . . . .             609               57                  609               57        1,562
    Rent . . . . . . . . .             900              900                1,800            1,800       12,600
    Staking costs. . . . .               -                -                    -                -        8,187
    Telephone. . . . . . .             150              150                  300              300        2,205
    Transfer agent fees. .             203             (240)               1,542            1,383        7,492
                            ---------------  ---------------  -------------------  ---------------  -----------

NET LOSS . . . . . . . . .  $      ( 3,733)  $       (4,366)  $           (8,868)  $       (9,505)  $  (75,366)
                            ===============  ===============  ===================  ===============  ===========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $            -   $            -   $                -   $            -
                            ===============  ===============  ===================  ===============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .       2,400,820        2,400,820            2,400,820        2,400,820
                            ===============  ===============  ===================  ===============



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

For the six months ended July 31, 2002 and 2001 and for the period from February
                  2, 1999 (Date of Inception) to July 31, 2002

                      (Unaudited - Prepared by Management)





                                                       FOR THE SIX     FOR THE SIX    INCEPTION
                                                      MONTHS ENDED    MONTHS ENDED       TO
                                                         JULY 31,        JULY 31       JULY 31,
                                                           2002           2001           2002
                                                      --------------  ------------    ---------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $      (8,868)  $      (9,505)  $   (75,366)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          3,572           3,160        23,956
          Increase in accounts payable. . . . . .            186           1,002        13,315
          Capital contributions - expenses. . . .          5,100           5,100        35,700
                                                   --------------  --------------  ------------

               Net Cash (Deficit) from Operations            (10)           (243)       (2,395)
                                                   --------------  --------------  ------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -             -
                                                   --------------  --------------  ------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .              -               -         2,401
                                                   --------------  --------------  ------------

                                                             (10)              -         2,401
                                                   --------------  --------------  ------------

     Net Increase (Decrease) in Cash. . . . . . .            (10)           (243)            6

     Cash at Beginning of Period. . . . . . . . .             16             291             -
                                                   --------------  --------------  ------------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $           6   $          48   $         6
                                                   ==============  ==============  ============



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2002

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

     Income  Taxes
     -------------

     On July 31, 2002, the Company had a net operation loss carry forward of $75,366. The tax benefit of $22,610 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2022.

     Earnings  (Loss)  per  Share
     ----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2002

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

                                  July 31, 2002

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


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-director's and their controlled entities, have acquired 11% of the outstanding common stock and have made no interest, demand loans of $23,956 of the Company, and have made contributions to capital of $35,700 by the payment of Company expenses.


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

                          ITEM 2.   PLAN OF OPERATIONS



Management's  Plan  of  Operation

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause
actual  results  to  differ  materially  from  those  projected.   Readers  are
cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission (the "SEC").

Bridge  Mineral  Property

The Company performed assessment work on the Bridge claim during the month of January 2002. This mineral claim consists of 18 units totaling 450 hectares in the Lillooet Mining Division of British Columbia. The objective of the physical work program was to extend the present grid system further north in preparation for a soils geochemistry survey. A total budget of $2,130 was expended to lay out 3,530 metres of grid. It is recommended that a geochemical sampling survey be conducted over the entire grid system on a late summer or early fall assessment program.

At the present time the Company has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to the Company for such activities. Any commitment for funds is presently being provided by its officers and directors (refer to Future Filing of Form SB-2 below).

Future  Filing  of  Form  SB-2

The Company is in the process of submitting to the SEC a Form SB-2 in hopes of being able to raise money from the public to continue its exploration activities on the Bridge claim. Under the Form SB-2 the Company is anticipating raising a minimum of $45,000 with the issuance of 300,000 common shares and a maximum of $150,000 with the issuance of 1,000,000. All shares will be offered at $0.15 per share and no warrants will be attached thereto. The Company expects to use the proceeds on the further exploration of the Bridge claim.

Liquidity  and  Capital  Resources
----------------------------------

The Company expects to raise funds through its offering under the Form SB-2 although there is no guarantee any funds will be raised. The Company will use the majority of these funds to finance the exploration work on the Bridge mineral claim and to ensure that its ongoing cash commitments required for audits, transfer agent's fees and filings are paid. If no funds are raised through the offering mentioned above, the directors and officers will have to seek other ways of raising funds. If required, the officers and directors might provide sufficient funds to maintain the claims and the Company in good standing.

Results  of  Operations
-----------------------

There  have  been  no  operations  during  the  current  period.



Part  11.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claim. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claim.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     There have been no changes in securities since the Company's fiscal year end. The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.





TITLE OR                       NAME AND ADDRESS OF                 AMOUNT OF          PERCENT OF
CLASS                          BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP (2)    CLASS
----------------------  ----------------------------------  ------------------------  ----------
                        Ted Reimchen
                        4761 Cove Cliff Road
      Common.  . . . .  North Vancouver, B.C.
      Stock. . . . . .  Canada, V7G 1H8                               NIL                    0.0

                        Irene Campany
                        3340 Henry Place
      Common. .  . . .  Port Moody, British Columbia
      Stock. . . . . .  Canada, V3H 2K5                            200,000 (3)               8.4

                        Martine Rummelhoss
                        325 Kings Road West
      Common.  . . . .  North Vancouver, British Columbia
      Stock. . . . . .  Canada, V7N 2M1                             75,000 (4)               3.1

      Common. . . .. .  Directors and Officers as a
      Stock. . . . . .  Group                                      275,000                  11.5

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them and have not entered into a voting trust or similar agreement.

(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding except the shareholders at the Annual General Meeting of Stockholders approved a Non-Qualified Stock Option Plan as more fully described under Exhibit 99.2 below.

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mrs. Campany, Secretary Treasurer and Director of the Company, could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is a "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

(4) These shares are not restricted since they were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, since they were acquired from another shareholder. Nevertheless a sale of these shares will be subject to Rule 144.


ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

     No  report  is  required.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On August 20, 2002, the Company held an Annual General Meeting of Stockholders whereby 70 percent of the issued shares approved the following resolutions:

1. The appointment of Ted Reimchen, Irene Campany and Martine Rummelhoff as directors of the Company for the ensuing year.

2. The appointment of Andersen, Andersen & Strong as auditors-of-record for the year ended January 31, 2003.

3. The approval of the audited financial statements for the year ended January 31, 2002.

4. The approval that the directors, at their sole discretion and without further shareholder approval, can appoint three other directors during the forthcoming year if they deem it fit to do so.

5. The approval of the issuance of a maximum 1,000,000 common shares in the capital stock of the Company at a price of $0.15 per shares as set forth in a future filing document, a Form SB-2, to be filed with the SEC.

6. The approval of a Non-Qualified Stock Option Plan whereby the directors could, in the future, issue to directors, officers, employees and other parties rendering a service to the Company incentive stock options as more fully described under Exhibit 99.2.

The number of votes cast at the Meeting was 1,700,820 shares comprising 315,000 shares represented in person and 1,385,820 shares represented by proxy with no
votes  against  or  withheld  for  the  various  resolutions.   There  were  no
abstentions or broker non-votes associated with the votes cast at the Meeting. All votes were cast in favor of each of the directors nominated. No other nominations for directors were put forth at the Meeting.

Subsequent to the Annual General Meeting of Stockholders, the Board of Directors appointed Ted Reimchen to act as President of the Company and Irene Campany to act as Secretary Treasurer. In addition, the Board appointed Ted Reimchen and Martine Rummelhoff as members of the Audit Committee and approved an Audit Committee Charter (refer to Exhibit 99.1 attached hereto). The Board is seeking an independent non-officer/director to serve on the Audit Committee but has not yet identified an individual to do so.

Non-Qualified  Stock  Option  Plan

The Non-Qualified Stock Option Plan (the "Plan") provides for the grant of options to purchase an aggregate of 240,000 shares of common stock at the option price per share of $0.15. The purpose of the Plan is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain active in the affairs of the Company, and to provide them compensation for past services rendered.

The Plan is to be administered by the Board of Directors of the Company which will determine the persons to be granted options under the Plan, the number of shares subject to each option, the option period, the expiration date, if any, of such options. At the time of the exercise of the option it might be less than fair market value of the shares of the Company trading on the market. No options granted under the Plan will be transferable by the optionee other any by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

As of the date of this Quarterly Report, no options have been granted. The Board of Directors is authorized, without further shareholder approval, to grant such options from time to time up to an aggregate of 240,000 shares of common stock.

ITEM  5.     OTHER  INFORMATION

     Not  applicable.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and appearing on pages 17 and 21 respectively of this Form 10-QSB, and are incorporated herein by this reference.

     Exhibits:

     99.1   Audit  Committee  Charter

     99.2   Non-Qualified  Stock  Option  Plan.

(b) Reports on Form 8-K. The Company filed a Report 8-K on August 27, 2002 announcing the results of the Annual General Meeting of Stockholders held on August 20, 2002. For a review of this Form 8-K refer to the following website:

h
-
n=getcompany
------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.


     August  30,  2002                         /s/  "Ted  Reimchen"
                                               --------------------
                                        Ted  Reimchen
     President  and  Director

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB for the six-month period ended July 31, 2002 of Rubincon Ventures Inc. (the "Company"), Ted Reimchen, President and Director of the Company, hereby certify that, to the best of his knowledge and belief:

1.     The  Quarterly  Report fully complies with the requirements of Section 13
(a)  or  15  (d)  of  the  Securities  and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/     "Ted  Reimchen"
                                        ---     ---------------
                                               Ted  Reimchen
                                        President  and  Director

August  30,  2002

                                                                    Exhibit 99.1

                             RUBINCON VENTURES INC.
                                 (the "Company")

                             AUDIT COMMITTEE CHARTER


     The Audit Committee is appointed by the Board to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company's external auditors.

     The members of the Audit Committee shall meet the independence and experience requirements of the New York Stock Exchange. In particular, the Chairman of the audit Committee shall have accounting or related financial management expertise. The members of the Audit Committee shall be appointed by the Board.

     The Audit Committee shall have the authority to retain special legal, accounting or other consultants to advise the Committee. The Audit Committee may request any officer or employee of the Company or the Company's outside counsel or independent auditor to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee.

     The  Audit  Committee  shall  make  regular  reports  to  the  Board.

The  Audit  Committee  shall  at  least  annually,  unless  otherwise specified:

1. Review and reassess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval.

2. Review the annual audited financial statements with management, including major issues regarding accounting and auditing principles and practices as well as the adequacy of internal controls that could significantly affect the Company's financial statements.

3. Review an analysis prepared by management and the independent auditor of significant financial reporting issues and judgments made in connection with the preparation of the Company's financial statements, including a description of any transactions as to which management obtained Statement on Auditing Standards No. 50 letters.

4. Review with management and the independent auditor the effect of regulatory and accounting initiatives as well as off-balance sheet structures on the Company's financial statements.

5. Review with management and the independent auditor the Company's quarterly financial statements prior to the filing of the Company's Form 10-QSB, including the results of the independent auditors' reviews of the quarterly financial statements.

6. Meet periodically with management to review the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures.

7. Review major changes to the Company's auditing and accounting principles and practices as suggested by the independent auditor, internal auditors or management.

8. Recommend to the Board the appointment of the independent auditor, which firm is ultimately accountable to the Audit Committee and the Board.

9. Review the experience and qualifications of the senior members of the independent auditor team and the quality control procedures of the independent auditor.

10.     Approve  the  fees  to  be  paid  to  the  independent  auditor.

11. Establish guidelines for the retention of the independent auditor for any non-audit service. Current guidelines are set forth on Exhibit A attached to this Charter.

12. Receive periodic reports from the independent auditor regarding the auditor's independence, discuss such reports with the auditor, and if so determined by the Audit Committee, recommend that the Board take appropriate action to satisfy itself of the independence of the auditor.

13. Evaluate together with the Board the performance of the independent auditor and, whether it is appropriate to rotate independent auditors on a regular basis. If so determined by the Audit Committee, recommend that the Board replace the independent auditor.

14. Recommend to the Board guidelines for the Company's hiring of employees of the independent auditor who were engaged on the Company's account.

15. Meet with the independent auditor prior to the audit to review the planning and staffing of the audit.

16. Obtain from the independent auditor assurance that Section 10A of the Private Securities Litigation Reform Act of 1995 has not been implicated.

17. Discuss with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit.

18. Review with the independent auditor any problems or difficulties the auditor may have encountered and any management letter provided by the auditor and the Company's response to that letter. Such review should include any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to required information, and any disagreements with management.

19. Prepare the report required by the rules of the Securities and Exchange Commission to be included in the Company's annual proxy statement.

20. Advise the Board with respect to the Company's policies and procedures regarding compliance with applicable laws and regulations and with the Company's Code of Conduct.

21. Review with the Company's General Counsel legal matters that may have a material impact on the financial statements, the Company's compliance policies and any material reports or inquiries received from regulators or governmental agencies.

22. Assess its performance of the duties specified in this Charter and report its findings to the Board of Directors.

     While the Audit Committee has responsibilities and powers set forth in this Charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company's financial statements are complete and accurate and are in accordance with generally accepted accounting principles. This is the responsibility of management and the independent auditor. Nor is it the duty of the Audit Committee to conduct investigations, to resolve disagreements, if any, between management and the independent auditor or to assure compliance with laws and regulations and the Company's Code of Conduct.

EXHIBIT  A

Guidelines  for the retention of the independent auditor for non-audit services.

                          ALLOWABLE NON-AUDIT SERVICES

Foreign  statutory  audits
11K  and  ERISA  audits
Carve-out  audits  in  connection  with  divestitures
Tax  compliance  including  preparation  and  filing  returns
Tax  counseling
Due  diligence  assistance  in  connection  with  M&A  transactions
Providing "comfort letters" in connection with securities offerings Litigation support involving disputes related to financial statements audited by the independent auditor

                         UNALLOWABLE NON-AUDIT SERVICES

Information  Technology  consulting  services
Human  Resources  consulting  services
Management  consulting  services
Valuation  services
                      M&A transaction structuring services

                                                                    Exhibit 99.2
                                    EXHIBIT A

                         NON-QUALIFIED STOCK OPTION PLAN

                             RUBINCON VENTURES INC.

                         NON-QUALIFIED STOCK OPTION PLAN

1. Purpose. The purpose of the Rubincon Ventures Inc. Non-Qualified Stock Option Plan (the "Plan") is to promote the growth and general prosperity of Rubincon Ventures Inc. (herein called the "Company") and its subsidiaries, if any, by permitting the Company to grant options to purchase shares of its Common Stock ("Options"), to attract and retain the best available personnel for positions of substantial responsibility and to provide certain key employees, independent contractors, technical advisors and directors of the company with an additional incentive to contribute to the success of the Company.

2. Administration and Operation of the Plan. The Plan shall be administered by the Board of Directors or the Compensation Committee of the Board or any committee of the Board performing similar functions, as appointed from time to time by the Board (the "Committee"). The Committee shall be constituted so as to permit the Plan to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"). The Plan is intended to qualify and operate pursuant to the provisions of Rule 16b-3 as in effect at this time or in compliance with any amendments adopted to that rule in the future or in compliance with any successor rule adopted by the Commission.

     The Committee shall administer the Plan, and shall have discretionary authority to (a) determine the persons to whom Options shall be granted, (b) determine the quantity of shares to be included in each Option, (c) interpret the Plan, and (d) promulgate such rules and regulations under the Plan as they may deem necessary and proper. Decisions made by the Committee within their discretionary authority shall be final and conclusive as to all parties and shall not be subject to review.

3. Eligibility. Upon the terms and conditions hereafter set forth, the Committee may grant on behalf of the Company, options (the "Options" or, individually, an "Option") to purchase shares of the Company's common stock to any key employee, independent contractor, technical advisor or director of the Company or any of its subsidiaries hereinafter organized or acquired. The Options shall be substantially in form and substance as set forth in Exhibit A.

4. Stock to be Optioned. Subject to the provisions of Section 10, the maximum number of shares which may be optioned and sold under the Plan is two hundred and forty thousand (240,000) shares of $0.001 par value authorized, but unissued, or reacquired Common Stock of the Company.

5. Term. The Plan shall become effective upon its adoption by the Company's Board of Directors and by a majority of the outstanding security holders of the Company. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 9.

6. Option Price. The option price for the common stock to be issued under the Plan will be $0.15 per share.

7.     Exercise  Option.

     (a) The number of shares optioned to an employee or director shall be exercisable in whole or in part at any time during the term of the Option. An option may not be exercised for fractional shares of the stock of the Company.

     In the event the Company or the shareholders of the Company enter into an agreement to dispose of all or substantially all of the assets or stock of the Company by means of a sale, reorganization, liquidation or otherwise, an Option shall become immediately exercisable with respect to the full number of shares subject to that Option, notwithstanding the preceding provisions of this Section 7(a), during the period commencing as of the date of such agreement and ending when the disposition of assets or stock contemplated by the agreement is consummated or the agreement is terminated. The Company shall seek to notify Optionees in writing of any event which may constitute such sale, reorganization, liquidation or otherwise.

     (b) An option may only be exercised when written notice of such exercise has been given to the Company at its principal business office by the person entitled to exercise the Option and full payment for the shares with respect to which the Option is exercised has been received by the Company. The notice shall state the number of shares with respect to which the Option is being exercised, shall contain a representation and agreement by the Optionee substantially in the form and substance as set forth in the investment letter attached hereto as Exhibit B, and shall be signed by the Optionee. The Option Price shall be paid in cash, cash equivalents or secured notes acceptable to the Committee, by arrangement with a broker which is acceptable to the Committee where payment of the deliver of all or part of the proceeds from the sale of the option shares to the Company by the surrender of shares of common stock owned by the Optionee exercising the Option, and having a price per share of $0.15. Until the issuance of stock certificates, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the optioned shares notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other rights for which the record date is prior to the date of the stock certificate is issued except as provided in Section 10.

     (c) An Option may be exercised by the Optionee only while he is, and has continually been since the date of the grant of the Option, an employee, independent contractor, technical advisor or director of the Company, its subsidiaries, its parent or its successor companies, except that to the extent that installments have accrued and remain unexercised on the date of the Optionee's death, such Option of the deceased Optionee may be exercised within one year after the death of such Optionee, but in no event later than five years after the date of grant of such Option, by (and only by) the person or persons to whom his rights under such Option shall have passed by will or by laws of descent and distribution.

     (d) An option may be exercised in accordance with this Section 7 as to all or any portion of the shares subject to the Option from time to time, but shall not be exercisable with respect to fractions of a share.

8. Options not Transferable. Options under this Plan may not be sold, pledged, assigned or transferred in any manner otherwise than by will or the laws of descent or distribution, and may be exercised during the lifetime of any optionee only be such Optionee. Further, no Option shall be pledged or otherwise encumbered or subject to execution, attachment or similar legal process. Any attempted assignment, transfer, pledge, hypothecation or similar disposition of the Option, contrary to the provisions of this Agreement, or the levy of any execution, attachment or similar process upon the Option, shall void the Option. Notwithstanding the above, any "derivative security," as such term is defined under Rule 16b-3, issued under the Plan shall be transferable by the Optionee only to the extent such transfer is not or would not be prohibited by Rule 16b-3. In addition, the shares of common stock acquired upon exercise of Options granted pursuant to this Plan shall not be transferable by the Optionee until six months after the date of grant, unless the Committee consents to such transfer.

9.     Amendment  or  Termination  of  the  Plan.

     (a) The Committee, with approval by a majority of the outstanding security holders and by each Optionee affected by such change, may amend the Plan from time to time in such respects as the Committee and the Company's security holders may deem advisable.

     (b) The Committee may at any time terminate the Plan. Any such termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been terminated

10. Adjustments Upon Changes in Capitalization. If all or any portion of an Option is exercised subsequent to any stock dividend, split-up, recapitalization, combination or exchange of shares, merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, as a result of which shares of any class shall be issued in respect of outstanding shares of common stock or shares of common stock shall be changed into the same or a different number of shares of the same or another class of classes, the person or persons so exercising such an Option shall receive, for the aggregate price payable upon such exercise of the Option, the aggregate number of class of shares which, if shares of common stock (as authorized at the date of the granting of such Option) had been purchased at the date of granting of the Option for the same aggregate price (on the basis of the price per share provided in the Option) and had not be disposed of, such person or persons would be holding at the time of such exercise, as a result of such purchase and any such stock dividend, split-up, recapitalization, combination or exchange of shares, merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation; provided, however, that no fractional share shall be issued upon any such exercise, and the aggregate price paid shall be appropriately reduced on account of any fractional share not issued. In the event of any such change in the outstanding common stock of the Company, the aggregate number of and class of shares remaining available under the Plan shall be that number and class which a person, to whom an Option had been granted for all of the available shares under the Plan on the date preceding such change, would be entitled to receive as provided in the first sentence of this Section 10.

11. Optionee as Shareholder. An Optionee shall have no rights as a shareholder of the Company with respect to the shares of the Company's common stock covered by such Option until the date of the issuance of stock certificate(s) to him. No adjustment will be made for dividends or other rights with respect to which the record date is prior to the date of such stock certificate or certificates.

12. Employment of Optionee. The existence of this Plan shall not impose or be construed as imposing upon the Company, or any parent or subsidiary of the Company, any obligation to employ or contract for services with the Optionee for any period of time, and shall not supersede or in any way increase the obligations of the Company, or any parent or subsidiary of the Company, under any employment or other contract now or hereafter existing with any Optionee.

13. Agreement and Representations of Optionee. As a condition to the exercise of any portion of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the shares are being purchase only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required under the Securities Act of 1933 or any other applicable law, regulation or rule of any government agency.

14. Securities to be Unregistered. The Company shall be under no obligation to register or assist the Optionee in registering either the Options or securities law, and both the Options and all common stock issuable thereunder shall be "restricted securities" as defined in Rule 144 of the General Rules and Regulations of the Securities Act of 1933 (the "Act"), and may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company. Accordingly, all certificates evidencing shares covered by the Option, and any securities issued and replaced or exchanged therefore, shall bear a restrictive legend to this effect.

15. Reservation of Shares of Common Stock. The Company, during the term of this Plan, will at all times reserve and keep available, and will seek or obtain from any regulatory body having jurisdiction, any requisite authority in order to issue and sell such number of shares of its Common Stock as shall be sufficient to satisfy the requirements of the Plan. Inability of the Company to obtain from any regulatory body having jurisdiction authority deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares of its stock hereunder, shall relieve the Company of any liability in respect of the non-issuance of sale of such stock as to which such requisite authority shall not have been obtained.

16. Governing Law. This Plan shall be governed and construed in accordance with the laws of the State of Delaware.

17.     Definitions.  As  used  herein,  the  following definitions shall apply:

     (a) "Common Stock" shall mean common stock, $0.001 par value of the Company.

     (b) "Continuous Employment" shall mean employment without interruption, by any one or more of the Company, its subsidiaries and its successor companies. Employment shall not be considered interrupted in the case of sick leave, military leave or any other leave of absence approved by the Company or in the case of transfers between payroll locations of the Company or among the Company, its subsidiaries or its successor companies.

     (c) "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended.

     (d)  "Option"  shall  mean  a  stock  option  granted pursuant to the Plan.

     (e)  "Plan"  shall mean the Non-Qualified Stock Option Plan of the Company.

     (f) "Shareholders" shall mean the holders of the outstanding shares of the Company's common stock.

     (g)  "Subsidiary"  shall  mean  a  "subsidiary  corporation"  as defined in
Section  425  (f)  and  (g)  of  the  Internal  Revenue  Code.

     (i) "Successor Company" means any company which acquires all or substantially all of the stock or assets of the Company.

     IN WITNESS WHEREOF, the Board of Directors has adopted this Plan this 19th day of June, 2002.



RUBINCON  VENTURES  INC.

(The  "Company")


                                         By:      /s/  "Irene  Campany"
                                                 ----------------------
                                        Irene  Campany  -  Secretary
                                        Treasurer  and  Director

             The Shareholders approved this Plan on August 20, 2002

                                    EXHIBIT B
                                       TO
                             RUBINCON VENTURES INC.
                         NON-QUALIFIED STOCK OPTION PLAN

                             STOCK OPTION GRANT FORM

     Rubincon  Ventures  Inc.  (the  "Company")  hereby  grants  to
the  right  and option to purchase                shares of Common Stock, $0.001
par value, of the Company at the exercise price of $0.15 per share.  This Option
is  granted as of the date set forth below and shall expire                years
from such date. This Option is subject to all the terms and conditions of the Company's Non-Qualified Stock Option Plan, which are incorporated herein by this reference, and may not be assigned or transferred except as provided therein. Further, the recipient of this Option hereby acknowledges that if the shares of Common Stock acquired upon exercise of this Option are not hold for at least six months from the date of the grant, the grant of the Option will be deemed a purchase that may be matched against any sales of the Company securities occurring within six months of the grant and may create liability for the recipient pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

     Dated:                    ,  200-


                                   RUBINCON  VENTURES  INC.
                                   (the  "Company")


                                   By:
                                             President

     The option represented by this certificate and the shares of Common Stock underlying this option have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. Neither the option nor the shares underlying the option may be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

                                    EXHIBIT C
                             RUBINCON VENTURES INC.
                         NON-QUALIFIED STOCK OPTION PLAN

                              OPTION EXERCISE FORM

Rubincon  Ventures  Inc.

Gentlemen:

     I hereby elect to exercise Options to purchase           shares of Rubincon
Ventures Inc. (the "Company") Common Stock, $0.001 par value (the "Securities"), pursuant to the Company's Non-Qualified Stock Option Plan, dated June 19, 2002, and as subsequently amended.

     I acknowledge to the Company that (1) the Securities to be issued to me are being acquired for investment and not with a view to the distribution thereof,
(2) I will not offer, sell, transfer or otherwise dispose of the Securities except in a transaction which does not violate the Securities Act of 1933, as amended (the "Act"), and (3) the Securities are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act.

     I acknowledge and understand that the securities are unregistered and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available. I also understand that the Company is the only person which may register its securities under the Act. Furthermore, the Company has not made any representations, warranties or covenants to me regarding the registration of the Securities or compliance with Regulation A or some other exemption under the Act.

     I further acknowledge that I am fully aware of the applicable limitations on the resale of the Securities. Rule 144 permits sales of "restricted securities" upon compliance with certain requirements. If Rule 144 is available for the resale of the securities, I may resell the Securities only in accordance with its limitations.

     I further acknowledge that I understand that the Company is subject to the so called "short swing" profit provisions of Section 16 (b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and that if this exercise is found to be in violation of those provisions, I will be obligated to make payment to the Company of any profits which I derive as a result of the matching of sales and purchases within the statutory period. I also understand that if the shares of Common Stock to be acquired upon exercise of this Option have not been held for at least six months from the date of grant, the grant of the Option will be deemed a purchase that may be matched against any sales of Company securities occurring within six months of the grant and may create liability for me pursuant to Section 16(b) of the 1934 Act.

     Any and all certificates representing the Securities, and any securities issued in replacement or exchange therefore, shall bear substantially the following legend, which I have read and understood.

     "The shares represented by this certificate have not been registered under the Securities Act of 1933, and may not be sold, transferred or otherwise disposed unless, in the opinion of counsel satisfactory to the issuer, the transfer qualifies for an exemption from or exemption to the registration provision thereof."

     I agree that the Company shall have the right to issue stop transfer instructions to its transfer agent to bar the transfer except in accordance with the Act. I acknowledge that the Company has informed me of its intention to issue such instructions.

     I further agree that the Company shall have the right to take such action as it deems necessary to make appropriate federal and state withholding payments on my behalf.

     Dated:                    ,  200-

                              Very  truly  yours,


                              Optionee



                              (Please  print  or  type  name)