Form 10KSB/A
period 2002-01-30
RUBINCON VENTURES INC
filed 2002-09-11
CIK 1081078

2



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





                                                                    Term as
                                                                    Director
Name                                 Age         Position Held       Since
---------------------------------  --------  ----------------------  -----
  Roman Kujath. . . . . . . . . .        69  President and Director   1999

  Irene Campany . . . . . . . . .        61  Secretary Treasurer      2001
                                               Director

  Martine Rummelhoff. . . . . . .        44  Director                 2001




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






Name and Address                                Amount
of Beneficial                   Nature of    of Beneficial    Percent
Owner                          Ownership(1)    Ownership     of Class
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


                              RUBINCON  VENTURES  INC.


Date:   May  28,  2002                    By:      //s//"Irene  Campany"
                                          ------------------------------
                                                Irene  Campany
                                      Secretary  Treasurer  and  Director

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS



(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                       Page
----------  ---------                                                     ----

Report of Andersen, Andersen & Strong, Certified Public Accountants        16

Balance  Sheet  -  January  31,  2002                                      17

Statement of Operations for the Year Ended January 31, 2002 and 2001 and
the Period February 2, 1999 (date of inception) to January 31, 2002        18

Statement in Changes in Stockholders' Equity for the Period from
February 2, 1999  (date  of  inception)  to  January  31,  2002            19

Statement of Cash Flows for the Year Ended January 31, 2002 and 2001 and
the Period February 2, 1999 (date of inception) to January 31, 2002        20

Notes  to  the  Financial  Statements                                      21


(a)  (2)  FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The  following  exhibits  are  included  as  part  of  this report by reference:

None.

ANDERSEN  ANDERSEN  &  STRONG,  L.C.            941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants          Salt Lake City,
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







                                                                               CAPITAL IN
                                                         COMMON  STOCK          EXCESS OF     ACCUMULATED
-                                                 SHARES              AMOUNT    PAR VALUE       DEFICIT
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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Years Ended January 31, 2002 and 2001 and the Period
            February 2, 1999 (date of inception) to January 31, 2002







                                                           JAN 31,      JAN 31,     FEB 2, 1999 TO
                                                            2002          2001       JAN 31, 2002
                                                        -------------  ----------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . . . .  $    (24,135)  $ (19,203)  $       (66,498)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . . . . . .        13,660       7,866            33,513
          Contributions to capital - expenses. . . . .        10,200      10,200            30,600
                                                        -------------  ----------  ----------------

               Net Cash Flows used in Operations . . .          (275)     (1,137)           (2,385)
                                                        -------------  ----------  ----------------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .             -           -                 -
                                                        -------------  ----------  ----------------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .             -           -             2,401
                                                        -------------  ----------  ----------------

     Net Change in Cash. . . . . . . . . . . . . . . .          (275)     (1,137)               16

     Cash at Beginning of Period . . . . . . . . . . .           291       1,428                 -
                                                        -------------  ----------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .  $         16   $     291   $            16
                                                        =============  ==========  ================


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
                                                         1999 - 2002   $  10,200   $        10,200   $30,600
                                                                       ==========  ================  =======





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

3.     MINERAL  CLAIMS


     The Company acquired a certain mineral property known as the Rubincon claim, located in the Zeballos area on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2002. The Bridge claim, in the Bralorne distract of British Columbia, Canada, was acquired by staking on February 7, 2000. Assessment work was done on the Bridge claim from January 15 to 17, 2002, and the new expiry date is February 7, 2003. The Company will allow the Rubincon claim to lapse on its due date.

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