Form 10QSB
period 2002-10-31
RUBINCON VENTURES INC
filed 2003-01-13
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          October  31,  2002
                                            ------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-29429
                                  -------


                              RUBINCON  VENTURES  INC.
                              ------------------------
               (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          51-0388133
          --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation  or  organization)                         Identification No.)

4761  Cove  Cliff  Road
North  Vancouver,  B.C.,  Canada                                   V7G  1H8
--------------------------------                                   --------
(Address  of  principal executive offices)                        (Zip Code)

                              (604)  929-0637
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  October  31,  2002
          ----------                    ---------------------------------------

      Common Stock, $0.001 per share                      2,400,820

                                      INDEX






                                                                                       PAGE
                                                                                     NUMBER
                                                                                    --------
PART 1.

        ITEM1.. .   Financial Statements                                            .    3

  Balance Sheet as at October 31, 2002
       (with comparative figures as at January 31, 2002) .                               4

  Statement of Operations
       For the three months ended October 31, 2002 and 2001,
       for the nine months ended October 31, 2002 and 2001
       and for the period from February 2, 1999 (Date of
       Inception) to October 31, 2002. . . . . . . . . . . .                             5

  Statement of Cash Flows
       For the nine months ended October 31, 2002 and 2001
       and for the period from February 2, 1999 (Date of
       Inception) to October 31, 2002. . . . . . . . . . . .                             6

  Notes to the Financial Statements         .. . . . . . . .                             7

        ITEM 2.. .. .  Plan of Operations                                            .  10

PART 11.               Signatures                                                       15

                       Certificate Pursuant to 18 U.S.C. Section 1350 . . . . . .       16

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at October 31, 2002 (with comparative figures as at January 31, 2002) and the statement of operations and the statement of cash flows for the three months and the nine months ended October 31, 2002 and 2001, and for the period from February 2, 1999 (date of inception) to October 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2002, are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                         October 31 and January 31, 2002

                      (Unaudited - Prepared by Management)







                                                             OCTOBER 31     JANUARY 31
                                                                2002           2002
                                                           --------------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $           -   $        16
                                                           --------------  ------------

                                                           $           -   $        16
                                                           ==============  ============

LIABILITIES

      Bank overdraft. . . . . . . . . . . . . . . . . . .  $          11             -
      Accounts payable - related parties. . . . . . . . .         28,956        20,384
      Accounts payable. . . . . . . . . . . . . . . . . .         15,890        13,129
                                                           --------------  ------------

                                                                  44,857        33,513
                                                           --------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding          2,401         2,401

     Capital in excess of par value . . . . . . . . . . .         38,250        30,600

     Deficit accumulated during the development stage . .        (85,508)      (66,498)
                                                           --------------  ------------

           Total Stockholders' Deficiency . . . . . . . .        (44,857)      (33,497)
                                                           --------------  ------------

                                                           $           -   $        16
                                                           ==============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

For the three and nine months ended October 31, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to October 31, 2002

                     (Unaudited  -  Prepared by Management)







                             FOR THE THREE    FOR THE THREE         FOR THE
                                MONTHS           MONTHS           NINE MONTHS         FOR THE         INCEPTION
                                 ENDED            ENDED              ENDED          NINE MONTHS          TO
                                OCT 31,          OCT 31,            OCT 31,            ENDED           OCT 31,
                                 2002             2001               2002           OCT 31, 2001        2002
                            ---------------  ---------------  -------------------  --------------  ---------------
SALES. . . . . . . . . . .  $            -   $            -   $                -   $           -   $            -
                            ---------------  ---------------  -------------------  --------------  ---------------

EXPENSES
    Accounting and
          audit. . . . . .             950              950                2,250           2,850           17,250
    Bank charges . . . . .              17               15                   80              51              250
    Edgar filing fees. . .           1,150                -                1,150             774            4,399
    Filing fees. . . . . .             150              150                  300             300              575
    Franchise tax. . . . .               -                1                  104             106              314
    Geological report. . .               -                -                    -               -            1,280
    Incorporation costs
          written off. . .               -                -                    -               -              519
    Legal. . . . . . . . .           5,000                -                5,000               -            5,000
    Management fees. . . .           1,500            1,500                4,500           4,500           22,500
    Office . . . . . . . .              80              152                  689             209            1,642
    Rent . . . . . . . . .             900              900                2,700           2,700           13,500
    Staking costs. . . . .               -                -                    -               -            8,187
    Telephone. . . . . . .             150              150                  450             450            2,355
    Transfer agent fees. .             245              219                1,787           1,602            7,737
                            ---------------  ---------------  -------------------  --------------  ---------------

NET LOSS . . . . . . . . .  $     ( 10,142)  $       (4,037)  $          (19,010)  $     (13,542)  $      (85,508)
                            ===============  ===============  ===================  ==============  ===============


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $            -   $            -   $             (.01)  $        (.01)
                            ===============  ===============  ===================  ==============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .       2,400,820        2,400,820            2,400,820       2,400,820
                            ===============  ===============  ===================  ==============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the nine months ended October 31, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to October 31, 2002

                      (Unaudited - Prepared by Management)





                                                    FOR THE NINE    FOR THE NINE     INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED        TO
                                                    OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                        2002            2001           2002
                                                   --------------  --------------  -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $     (19,010)  $     (13,542)  $    (85,508)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          8,572           3,221         28,956
          Increase in accounts payable. . . . . .          2,772           2,411         15,901
          Capital contributions - expenses. . . .          7,650           7,650         38,250
                                                   --------------  --------------  -------------

               Net Cash (Deficit) from Operations            (16)           (260)        (2,401)
                                                   --------------  --------------  -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -              -
                                                   --------------  --------------  -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .              -               -          2,401
                                                   --------------  --------------  -------------

                                                               -               -          2,401
                                                   --------------  --------------  -------------

     Net Increase (Decrease) in Cash. . . . . . .            (16)           (260)             -

     Cash at Beginning of Period. . . . . . . . .             16             291              -
                                                   --------------  --------------  -------------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $           -   $          31   $          -
                                                   ==============  ==============  =============



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2002

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

Income  Taxes
-------------

On October 31, 2002, the Company had a net operation loss carry forward of $85,508. The tax benefit of $25,652 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2023.

Earnings  (Loss)  per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2002

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

                                October 31, 2002

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


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-director's and their controlled entities, have acquired 11% of the outstanding common stock and have made no interest, demand loans of $28,958 of the Company, and have made contributions to capital of $38,300 by the payment of Company expenses.


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

Bridge  Mineral  Property

The Company performed assessment work on the Bridge claim during the month of January 2002. This mineral claim consists of 18 units totaling 450 hectares in the Lillooet Mining Division of British Columbia. The objective of the physical work program was to extend the present grid system further north in preparation for a soil geochemistry survey. A total budget of $2,130 was expended to lay out 3,530 metres of grid. The Company was not able to undertake a geochemical sampling survey as planned on its mineral claim during the summer or fall of 2002 due to lack of money.

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

It is anticipated by management that the Form SB-2 will be filed with the SEC during January, 2003.

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





TITLE OR                       NAME AND ADDRESS OF                 AMOUNT OF          PERCENT OF
CLASS                          BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP (2)    CLASS
----------------------  ----------------------------------  ------------------------  ----------

Common                        Ted Reimchen
Stock                         4761 Cove Cliff Road
               . . . . . . .  North Vancouver, B.C.
                 . . . . . .  Canada, V7G 1H8                         NIL                    0.0

Common                        Irene Campany
Stock                         3340 Henry Place
               . . . . . . .  Port Moody, British Columbia
                 . . . . . .  Canada, V3H 2K5                      240,000 (3)              10.0

Common                        Martine Rummelhoss
Stock                         325 Kings Road West
                 . . . . . .  North Vancouver, British Columbia
                 . . . . . .  Canada, V7N 2M1                       75,000 (4)               3.1

   Common. . . . . . .  Directors and Officers as a
      Stock. . . . . .  Group                                      315,000                  13.1

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them and have not entered into a voting trust or similar agreement.

(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding except the shareholders at the Annual General Meeting of Stockholders approved a Non-Qualified Stock Option Plan as more fully described in the Form 10-QSB for July 31, 2002.

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mrs. Campany, Secretary Treasurer and Director of the Company, could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is a "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself. The above shares include 40,000 common shares held in the name of the husband of Irene Campany.

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

6. The approval of a Non-Qualified Stock Option Plan whereby the directors could, in the future, issue to directors, officers, employees and other parties rendering a service to the Company incentive stock options as more fully described under Exhibit 99.2 in the Form 10-QSB for July 31, 2002.

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

Subsequent to the Annual General Meeting of Stockholders, the Board of Directors appointed Ted Reimchen to act as President of the Company and Irene Campany to act as Secretary Treasurer. In addition, the Board appointed Ted Reimchen and Martine Rummelhoff as members of the Audit Committee and approved an Audit Committee Charter (refer to Exhibit 99.1 attached Form 10-QSB for July 31,
2002). The Board is seeking an independent non-officer/director to serve on the Audit Committee but has not yet identified an individual to do so.

On  October 10, 2002 the Company filed a Preliminary Information Statement under
Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14C and Schedule 14C thereunder whereby the Directors requested the written consent of the majority of the shareholders to:

1. the ratification of the change in the authorized share capital from 1,500 common shares with a par of $0.001 per share as stated in the Certificate of Incorporation dated February 2, 1999 and amended by the director under the Certificate of Amendment of Certificate of Incorporation dated April 12, 1999 to 25,000,000 common shares with a par value of $0.001 per share; and

2. the approval of the issuance of 2,400,820 common shares at a price of $0.001 per share approved by the director under a Resolution of Director dated February 25, 1999.

The above written consent were required from the shareholders since the previous director has not requested consent from the shareholders for the approval of the change in the authorized share capital from 1,500 common shares to 25,000,000. The original authorized share capital was an error made during incorporation and required correction which was done by the director at the time but no shareholder approval was received. The above solicitation of shareholders correct this error.

The Company sent out written consent forms to all shareholders on October 20, 2002 since there was not meeting to be held to obtain consent from the shareholders. The total number of written consent received by the Company was 2,190,820 representing 91.25 percent of the issued and outstanding stock.

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


ITEM  5.     OTHER  INFORMATION

     Not  applicable.


ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND SECTION 14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

(a) Exhibits required to be attached by Item 601 of Regulation S-B appear on pages 17 and 21 respectively of Form 10-QSB for July 31, 2002, and are incorporated herein by this reference and can be examined on the following website:

http://www.sec.gov/Archives/edgar/data/1081078/000108107802000035/rubinconventur
esinc.txt
--------------------------------------------------------------------------------


(b) Reports on Form 8-K. The Company filed a Report 8-K on August 27, 2002 announcing the results of the Annual General Meeting of Stockholders held on August 20, 2002. For a review of this Form 8-K refer to the following website:

Hppt://www.sec.gov/cgi.bin/browse-
Edgar?company=Rubincon&CIK=&State-&SIC=&action=getcompany
---------------------------------------------------------


 (c) Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14C and Schedule 14C thereunder was filed with the Securities and Exchange Commission on October 10, 2002 and can be viewed under the following website:


http://www.sec.gov/Archives/edgar/data/1081078/000108107802000041/doc1.txt

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RUBINCON VENTURES INC.


     January  10,  2003                         /s/  "Ted  Reimchen"
                                                --------------------
                                       Ted  Reimchen, President  and  Director

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB for the nine-month period ended October 31, 2002 of Rubincon Ventures Inc. (the "Company"), Ted Reimchen, President and Director of the Company, hereby certify that, to the best of his knowledge and belief:

1.     The  Quarterly  Report fully complies with the requirements of Section 13
       (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/     "Ted  Reimchen"
                                        ---------------------------
                                               Ted  Reimchen
                                           President  and  Director

January  10,  2003