Form 10KSB/A
period 2000-01-31
RUBINCON VENTURES INC
filed 2003-04-17
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-KSB/A (AMENDED)



(x) ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

        For  the  fiscal  year  ended          January  31,  2000
                                            ------------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

         Commission  File  number               0-29429
                                            -------

                               RUBINCON  VENTURES  INC.
                               ------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                               98-0200798
          --------                                               ----------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or  organization


 4761  Cove  Cliff  Road
North  Vancouver,  British  Columbia,  Canada                    V7G  1H8

---------------------------------------------                    --------
(Address  of  principal  executive offices)                     (Zip Code)


Issuer's  telephone  number,  including  area  code            1-604-929-0637

                                                        ---------------------


Securities  registered  under  section  12  (b)  of  the  Act:


Title of each share                    Name of each exchange on which registered
       None                                              None
----------------                       -----------------------------------------


Securities  registered  under  to  Section  12  (g)  of  the  Act:


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

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.


As at January 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                    (APPLICABLE ONLY TO CORPORATE COMPANIES)

As of January 31, 2000, the Company has 2,400,820 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Documents incorporated by reference are described under Part IV of the Form 10-KSB/A (AMENDED).

                                TABLE OF CONTENTS




PART  1
-------






                                                            Page
                                         -------------------------------
ITEM 1. .  DESCRIPTION OF BUSINESS                             4

ITEM 2. .  DESCRIPTION OF PROPERTY                            10

ITEM 3. .  LEGAL PROCEEDINGS                                  13

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF
 . . . .  SECURITIES HOLDERS                                  13

PART II
--------

ITEM 5.   MARKET FOR COMMON EQUITY AND
 . . . .  RELATED STOCKHOLDER MATTERS                         13

ITEM 6.   MANAGEMENT'S DISCUSSION AND
 . . . .  ANALYSIS OR PLAN OF OPERATION                       15

ITEM 7.   FINANCIAL STATEMENTS                                18

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING  AND FINANCIAL DISCLOSURE             18

PART III
---------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS, COMPLIANCE WITH
          SECTION 16 (a) OF THE EXCHANGE ACT                  19

ITEM 10.. EXECUTIVE COMPENSATION                              21

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
... . . .  BENEFICAL OWNERS AND MANAGEMENT                     23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      24

PART IV
----------

ITEM 13.  EXHIBITS                                            25

          SIGNATURES. . . . . .                               26

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL  OVERVIEW  OF  THE  COMPANY


     The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company has no subsidiaries and no affiliated companies. Since inception the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The executive offices of the Company are located at 1366-161st Street, Surrey, B.C. V4A 8A6. (Tel: 604-526-0751) as at January 31, 2000.


     The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.


     Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board. At this time there is no assurance that the Company's shares will ever be quoted on the OTC Bulletin Board or any other stock exchange.



     The Company owns one mineral property known as the 'Rubincon' Claim. It does not presently own any other mineral properties. The Company holds the rights to the minerals on the Rubincon property until February 28, 2000. The land itself is owned by the Province of British Columbia (known as the "Crown"). If the Company does not undertake an exploration program ("assessment work") on the mineral claim on or before February 28, 2000 in the amount of $1,100 or pay a similar amount as cash-in-lieu to the Crown the rights to the minerals will expire and the property can be 'staked' by another party. If the Company either does assessment work or pay cash-in-lieu the rights to the minerals on the Rubincon claim will remain in good standing until February 28, 2002. So to hold the mineral rights for future years the Company will either have to pay cash-in-lieu of $2,200 each year or perform work on the property.



     On February 7, 2000, the Company acquired, by way of staking, another mineral claim known as the "Bridge" claim. The Bridge claim comprises 18 units and is located in the Bralorne mining camp of British Columbia, Canada.


     The Company has no revenue to date from the exploration of its mineral properties, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral properties to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

     In addition to exploring and developing, if warranted, its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing.



     The Company will file with the SEC various documents such as Forms 10-SB, 10-KSB and 10-QSB and other forms. The Company will eventually distribute to its shareholders an annual report which includes the audited financial statements, information circular and proxy. The Company has never distributed any material to its shareholders during the prior year.

     The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by accessing the website using the following address: http://www.sec.gov. Presently the Company does not have its own
          ------------------
Internet address. Shareholders can contact the Company at the address shown on the cover sheet of this Form 10-KSB to obtain a copy of any reports filed with the SEC.


PLANNED  BUSINESS


     This Form 10-KSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

     The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

RISK  FACTORS

     There are certain inherent risks which will have an effect on the Company's development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact in the future on the development of the Company.

1.     THE  COMPANY  IS  AN  EXPLORATION  STAGE COMPANY WITH A LIMITED OPERATING
       HISTORY

     Being an exploration stage company with limited operating history makes it difficult to evaluate whether the Company will ever operate profitably. It has no business track record and having not earned any revenues since its inception makes it difficult to base any opinion on the future success of the Company. Given the Company's limited operating history, lack of revenue, having operating losses and knowing it will incur net losses for some time into the future, there can be no assurance the Company will achieve the goals it has set itself by finding an ore body of merit on its mineral claim.

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2000 of $23,160. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

3.     NO  KNOWN  ORE  BODY

     The Rubincon and the Bridge claims do not contain a known body of commercial ore and, therefore, any program conducted on this claim would be an exploratory search for ore. An ore body may never be found on the claim.

4     EXPENDITURES  MAY  NEVER  FIND  AN  ORE  BODY

     There is no certainty any expenditures made in the exploration of the Company's claims will result in discoveries of commercial quantities of ore.
Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

5.     FUNDS  FOR  EXPLORATION  MIGHT  NOT  BE  AVAILABLE

     Resource exploration is a speculative business in that a company might not be able to raise any funding subsequent to the initial capital.

6.     INSIGNIFICANT  MINERAL  DEPOSIT

The Company might discover a mineral deposit which might not be the size and grade to ensure profitability when mined. It requires a certain number of tons and grade of the ore to ensure profitable operations and if these two factors are not present the Company will not be able to proceed.

7.     MARKETING  FACTORS  BEYOND  THE  CONTROL  OF  THE  COMPANY

     The marketability of any minerals acquired or discovered may be affected by factors beyond the control of the Company. For example, fluctuations of the price of gold and silver, the nearest to the claim of milling facilities, governmental regulations, cost of labor and equipment, taxes and quotas on production and selling, etc. Any of these factors will have an impact on the Company's operations and its profitability.

8.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

     In Canada, there are numerous mining and exploration companies, both big and small, and competition among these companies is intense. All of these mining companies are seeking properties of merit, availability of funds and distribution of their minerals. The Company will have to compete against such companies to acquire the funds to further develop and explore the Rubincon and Bridge claims. The availability of funds for exploration is extremely limited and the Company might find it difficult to compete with larger and more well-known companies for capital. Even though the Company has the rights to the minerals on the its claims, there is no guarantee it will be able to raise sufficient funds in the future to maintain the claims in good standing, complete exploration or develop the claims. Therefore, if the Company does not have sufficient funds for exploration, the claim might lapse and be staked by other mining interests, which would represent a complete loss of all rights to the claims. The Company might be forced to seek a joint venture partner to assist in the development of the Rubincon and Bridge claims. In this case, there is the possibility the Company might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

     The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent  on  the  Company's  ability  to attract talent from the mining field.
There  is  no  assurance the Company's mineral expansion plans will be realized.

9.     MINING  INVOLVES  A  HIGH  DEGREE  OF  RISK.

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Company's financial position.

10.     ENVIRONMENTAL  CONCERNS

     The Company must meet certain environmental requirements in exploration and developing, if warranted, the Rubincon claim. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The primary regulations, or Acts, to which the Company must adhere include the "Timber Harvesting Practices Regulations", "Mineral Tenure Act", "Coal Act" and "Forestry Act". Each of the former Acts has its own environmental concerns to which the Company must adhere. The Company might be liable for pollution or other violations if it does not properly comply with the requirements of the various Acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province of British Columbia. The cost and effect of compliance with these strict environmental requirements are unknown to the Company at this time and cannot be reasonably estimated. There is no assurance that the Company will have the resources or ability to comply with these Acts. Failure to comply could have a material adverse effect on the Company's results of operations, financial condition or ability to continue as a going concern. The Company is unable to assess what the cost would be to adhere to the various environmental requirements.

11.     TITLE  TO  THE  CLAIM.

     While the Company has obtained the usual industry standard title reports with respect to the Rubincon and Bridge claims, this should not be construed as a guarantee of title. These claims may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Certain of the claims may be under dispute and resolving of a dispute may result in the loss of all of such property or a reduction in the Company's interest therein.

12.     NO  SURVEY  HAS  BEEN  PERFORMED

     The Rubincon and Bridge claims have never been surveyed and, accordingly, the precise location of the boundaries of the properties and ownership of mineral rights on specific tracts of land comprising the claims may be in doubt.

13.     REFINING THE ORE MIGHT PROVE TO BE DIFFICULT IN THE ZEBALLOS MINING AREA

     Even if there exists a commercially viable ore body, there may be substantial competition in the Zeballos mining area to obtain the services of a refinery. Any mill might be at full capacity having secured contracts from other companies which would result in the Company seeking out other mills. This might result in the ore being transported long distances at high charge rates.

14.     WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at January 31, 2000, have indicated a concern in their audit opinion on whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing the Company might cease to operate.

15. FUTURE TRADING IN THE COMPANY'S STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL THE COMPANY'S SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

     The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares most likely will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company's securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when they are finally quoted.

16.     THE  PRESENT  SHAREHOLDERS  HAVE ACQUIRED SHARES AT EXTREMELY LOW PRICES

     The present shareholders have acquired shares at $0.001 per share. The Company does not intend to issue further shares at this price; hence, any new investors would pay a higher price and immediately suffer a dilution of their share value.

17.     FUTURE  ISSUANCE  OF  STOCK  OPTIONS, WARRANTS AND/OR RIGHTS WILL HAVE A
        DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

18.     THE  COMPANY  DOES  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS

     The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

19.     CONFLICT  OF  INTEREST

     Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. Even with full disclosure by all the directors and officers, the Company cannot insure that it will receive fair and equitable treatment in every transaction.

20.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 125,820 shares. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

21.     MINING  EXPERIENCE  BY  MANAGEMENT

     None of the management of the Company has had any mining experience other then Jack Cewe who has been in the mining and production of gravel for 50 years. He has had no experience in the mining of precious metals similar to the other directors. The Company will have to hire consultants to perform the exploration work on the Rubincon claim. The Company does not carry key man insurance.

22.     NUMBER  OF  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES

     All of the directors devote some time to the Company but none of them are full time since they all have other occupations which requires the majority of their time. As a group the directors and officers devote approximately 10 hours a month to the affairs of the Company. There are no employees in the Company at the present time and therefore no full time employees. The accountant for the Company is an independent contractor who charges a fee for services rendered but is not considered to be an employee of the Company.


Other  information

The Company has not spent any funds since inception of research and development of any products.



                        ITEM 2. DESCRIPTION OF PROPERTIES


EXPLORATION  OF  THE  RUBINCON  CLAIM

     The Company retained Calvin Church, Professional Geologist of Vancouver, British Columbia, to summarize the geology and mineral potential on its mineral claim near Zeballos, British Columbia. His report is dated July 15, 1999. The mineral claim was staked February 11, 1999 and named "Rubincon".

     The Claim covers 16 metric units (986 acres) located within the Zeballos Mining Camp near the town of Zebellos on the West Coast of Vancouver Island. Gold bearing quartz veins in the Zeballos mining camp produced over 287,811 ounces of gold and 124,700 ounces of silver from ore averaging 0.44 ounces per ton during the period of 1934 to 1948.

 LOCATION,  ACCESS  AND  TOPOGRAPHY
-----------------------------------

     The property is situated three miles east of the town of Zeballos, which is located on the West Coast of Vancouver Island about 188 miles northwest of Victoria, British Columbia, Canada. The geographic center of the Rubincon property is located at 126 46'10" West Longitude and 50 00'08" North Latitude on N.T.S. mapsheet 92 L/2. This location may also be described as being in U.T.M. zone 09 with coordinates Northing 5541050N and Easting 659900E. The claim boundaries enclose the headwaters of Goldvalley and Curley Creeks with Lukwa Mountain in the approximate centre of the claim.

     Access is by an all weather road that follows the Zeballos River and connects Zeballos to the Island highway at Mukwilla Lake. Five miles north of the town of Zeballos the Goldvalley main line branches south and follows the valley past the C.D. Mine where footpaths lead to the headwaters of Goldvalley Creek and onto the west side of the property. Alternatively forestry roads following the west side of the Nomash river lead to the old Homeward mine from where Curly creek may be followed to its headwaters and onto the claim's east side. A logging road is proposed to access timber in the Curly Creek valley.

     The terrain is mountainous and rugged. Elevations range from 275 feet in the Zeballos River valley to above 3,749 feet at some of the local peaks within the mining camp. Many of the creeks flow down waterfalls in narrow canyons and there are many unscalable bluffs which make foot traverses difficult. The area is considered coastal rainforest and total annual precipitation is high, rarely less than 200 inches. Forests of yellow cedar and hemlock populate the mountaintops and Douglas fir and red cedar grow well in the river valleys, however, much of the main drainages were logged in the 1940's.

CLAIM  STATUS
-------------

     The Rubincon claim was staked by a commissioned staker and is registered in the Alberni Mining Division of British Columbia. The claim was sold to the Company for the sum of $385 thereby allowing the Company to own the claim outright. Mineral tenure is secure for one year from the date of staking as described below.

     Claim  Name          Tenure  No.     Units          Expiry  Date___
     -----------          -----------     -----          ---------------
       Rubincon             367964          16          February  28,  2001

PROPERTY  GEOLOGY
-----------------

Detailed geological mapping of the Zeballos Mining Camp was completed by J.S. Stevenson in 1950. Mesozoic volcanics and sediments of the Vancouver Group outcrop and are intruded by Coast intrusives of probable Jurassic age over this relatively small area (58 km ) (22.6 miles). Geological mapping by Stevenson did not attempt to make regional correlations but instead used lithology of the rocks to define the mappable units. Refer to Exhibit A - Glossary of Geological and Technical Term for definitions of the various geological terms used in this Report.

     The volcanic and sedimentary rocks comprise a conformable series that strikes north-northwest and dips south to southwesterly so that the oldest rocks are found to the east and the youngest to the west. Andesitic lava of the Karmutsen volcanics outcrop north the Zeballos river and represent the oldest mapped unit. Massive limestone of the Quatsino Formation is intruded by porphyritic granodiorite in the area of the Central Zeballos mine. South of that mine a wedge shaped area of lime silicate rocks, which strike easterly and dip vertically, is mapped between the limestone and quartz diorite. A large assemblage of volcanics, mainly pyroclastics and minor flows of the Bonanza Formation, abuts the quartz diorite to the west and outcrops over the southwest quadrant of the mining camp. A northwesterly belt of Coast intrusives that include, from oldest to youngest, gabbro and hornblende diorite, granodiorite, quartz diorite, and several varieties of dykes, invade the stratified rocks. The intrusives are a dominant feature within the Zeballos mining camp and as most mineral deposits are associated with it, is of considerable economic and geological interest.

     The major structure of the area is a monoclinal fold that strikes northwest and dips 40 to 60 degrees southwest. The fold contacts is modified by a major northwest trending dragfold between Lime and Contact creeks in which the crest follows Lime creek and the trough follows the ridge 600 metres to the east. Minor dragfolds occur near with the quartz diorite. A major northwesterly trending fault of indeterminate displacement follows the North Fork of the Zeballos river and appears to dip vertically or steeply east.

Recent  Exploration  Work  by  the  Company  on  the  Rubincon  Mineral  Claim
------------------------------------------------------------------------------

     In February 1999, the Rubincon claim block was laid out and staked to encompass prospective ground adjacent to the southern boundary of the old
Zeballos  gold  camp.   The  objective,  for  the  prospecting  program,  is  to
re-locate old showings, old workings or geological structures of merit to determine whether further mineral exploration is warranted.

     The Company engaged a prospector in October 1999 to set up a geochemical grid. He accessed the claim by road from the town of Zeballos; nine miles away. The four-wheel truck was left at the Nomash Road and a two and a half mile trek was made up the east side of Curly Creek. The evaluation difference from the Nomash River to Mt. Lukwa is approximately 3,000 feet over a two mile horizontal distance. Ground topography was extreme with vertical bluffs randomly offset throughout. This made the contour prospecting difficult to carry out. Nevertheless the prospector explored a large section of the claim noting various outcrops and anomalies. The actual cost of prospecting the claim was $2,758 which will be applied to maintain the claim in good standing until February 28, 2001. A pack credit of approximately $1,600 can be applied against assessment work for February 28, 2002.

     To fully explore and prospect the southern half of the claim, access will require helicopter support. This will have to be performed in the spring or early summer of 2000. The prospecting efforts took approximately one and a half weeks before the snow started to fall and the Company will not be able to enter the claim until the late spring.

Company's  Main  Product
------------------------

The Company's main product will be, if possible, the sale of gold and silver that can be extracted once the mineral property has been explored. Since the property has had limited exploration work performed on it, there is no guarantee any ore body will ever be found.

Company's  Exploration  Facilities
----------------------------------

     The Company has no plans to construct a mill or smelter on the Rubincon claim until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, the crew of the Company will be living in the town of Zeballos due to its close proximity to the Rubincon claim and to avoid building any permanent facilities.

Status  of  Rubincon  claim  and  other  mineral  properties
------------------------------------------------------------

     On February 2, 2002, the Rubincon claim was forfeited and the Company no longer has an interest in the minerals of the claim and there is no liability attached to the claim. On February 7, 2000, the Company acquired the mineral rights to a claim located in the Bralorne mining area of British Columbia which
it  named  the  "Bridge".   The  Company  has  no  other  claims.

Investment  policy
------------------

     The Company has no limitations on the type of investments the Board of Directors can acquire although it is the intention of management to direct any idle funds into interest bearing securities. The investment policy of the Company does not have to be changed by a vote of the shareholders. It will be the Company's policy to acquire assets primarily for income rather than for possible capital gains.



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


                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. There are no restrictions on the payment of dividends but the Company does not have sufficient funds on hand to pay any dividends and when, and if, the occasion occurs that the Company has additional funds available to it, management feels it will direct any surplus funds to the development of its mineral claims.

     From inception through to January 31, 2000, the Company has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):

(i)     Subscription  for  shares  by  Directors  and  Officers  of  the Company

     a.     Subscription  for  shares  by  a  former  director  and  officers

     On February 25, 1999 the Company issued to its former President, Carsten Mide, 200,000 common shares and to its former Secretary Treasurer, Kirsten Wilson, 100,000 common shares at $0.001 per share.

b.     Subscription  for  shares  by  current  directors  and  officers

     On February 25, 1999 the Company issued shares to individuals who either became a director and officer or their spouse became a director of the Company. Jack Cewe became a Director of the Company on July 12, 1999 and Albert Ezzy became Secretary Treasurer and a Director of the Company on August 2, 1999. Previously Jack Cewe's wife had purchased 50,000 common shares and Albert Ezzy purchased 75,820 common shares both at a price of $0.001 per share.

     The shares issued to the former President and Secretary Treasurer and the shares issued to the present directors and officers are restricted since they were issued in compliance with the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, the former and present Directors and Officers could sell within a three month period a percentage of their shares based on 1% of the outstanding stock in the Company. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stop transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

(ii)     Subscription  for  1,975,000  shares

     On February 25, 1999, the Company accepted subscriptions from twenty-eight investors in the amount of 1,975,000 shares at a price of $0.001 per share. In all cases the consideration was cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, and an appropriate Form D was filed in connection with the issuance of these shares.

     In issuing the 2,400,820 shares the Company did not use an underwriter nor did it make a public distribution of its shares. The Company sold shares to friends, relatives and business associates of the directors and officers. All shares were sold for $0.001 per share with no underwriting discounts or commissions. The Company received all the proceeds from the issuance of the shares.

As at January 31, 2000 the Company had 32 shareholders; two of these shareholders are officers and directors of the Company.

     There are no warrants, stock options or securities convertible into common shares outstanding as at January 31, 2000. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan.

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


Funds  required  for  the  next  twelve  months

     The  requirements  for  funds  over  the next twelve months are as follows:





Expense                                                  Amount
------------                                           --------
Accounting and auditing . . . . . . . . . . .       (i)  $5,050
Bank charges. . . . . . . . . . . . . . . . .      (ii)      80
Edgar filing fees . . . . . . . . . . . . . .     (iii)   2,075
Franchise taxes - Delaware. . . . . . . . . .      (iv)     102
Office expenses . . . . . . . . . . . . . . .       (v)     294
Transfer agent's fees . . . . . . . . . . . .      (vi)   1,402
                                                         ------
Estimated expenses for the next twelve months          $  9,003
                                                       ========




     The Company accounts for certain expenses which are not reflected in the above amount as follows:

     Management fee is expensed at $500 per month with an offsetting credit to Capital in Excess of Par Value on the balance sheet. Since the directors and officers receive no compensation from the Company and yet contribute time the Company recognizes this expense in its financial statements. No future payment in either cash or stock will be made against this accrual. The total amount expensed during the current year was $6,000.

     Rent is not incurred by the Company but the Company realizes that there is a benefit in using the personal resident of its directors and therefore expenses $300 a month with an offsetting credit, similar to management fees, to Capital in Excess of Par Value. The total amount expensed for rent during the current year was $3,600.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:

               January  31,  2000               Form  10KSB        2,200
               April  30,  2000                 Form  10QSB          950
               July  31,  2000                  Form  10QSB          950
               October  31,  2000               Form  10QSB          950
                                                                  ------
                                                                  $5,050
                                                                  ======

(ii)     Based  on  actual  charges  incurred.

(iii) The Company used the services of RCI Group of Washington, DC to file its Form 10-SB and Forms 10-KSB and 10-QSB

(iv)     The  Franchise  Tax  is  based  on  historical  payments.

(v)      Office expenses comprise photocopying, fax and delivery charges.

(vi)     The annual charge to the transfer agent is $1,200 and a fee of $15 per
         each  new  share certificate issued.   The above amount represents
         the annual fee and  interest  charges  for  late  payment.

     The Company presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. The directors and officers might have to advance further funds to the Company or seek some form of institutional borrowing guaranteed by the directors and officers.

     The Company is years away from mining an ore body and may never be in the position to do so. Unless substantial funding is realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claim or it assumes a small carried interest in the claim.

Expenses  incurred  during  the  current  year

     During the fiscal year ended January 31, 2000, the Company incurred the following expenses:





Expense                                     Amount
----------                                  ------
Accounting and audit . . . . .  .  i        $4,500
Bank charges . . . . . . . . .      . . .       26
Filing fees. . . . . . . . .  . .  ii          125
Geological report. . . . . .  . .  iii       1,280
Incorporation costs. . . . .  . .  iv          519
Management fee . . . . . . .  . .  v         6,000
Office . . . . . . . . . . .  . .  vi          370
Rent . . . . . . . . . . . .  . .  v         3,600
Staking fees . . . . . . . .  . .  vii       3,195
Telephone. . . . . . . . . .  . .  viii        705
Transfer agent's fees. . . .  . .  ix        2,840
                                            ------
             Total expenses for year       $23,160
                                           =======




i.   Accounting  and  audit

     The Company had its financial statements audited as at September 30, 1999 for inclusion in the Form 10-SB filed with the SEC and for this Form 10-KSB for a total amount of $2,700. The remaining balance was for the accountant to prepare the working papers for submission to the auditors.

ii.  Filing  fees

     The Company paid $125 to maintain itself in good standing for 2000 in Delaware. The amount was paid to The Company Corporation of Delaware.

iii. Geological  report

     The Company paid Calvin Church $1,280 for the preparation of a geological report on the Rubincon claim for inclusion in the Form 10-SB.

iv.  Incorporation  costs

     The Company originally incorporate itself but an error was made in the authorized share capital; being established at 1,500 common shares with a par value of $0.001 per share. This error was detected by the transfer agent and the Company had its articles changed and the share capital increased to 25,000,000 common shares with a par value of $0.001 per share. This error resulted in the Company paying an additional amount of money to correct this error. Normal incorporation charges from The Company Corporation are $264.

v.   Management  fee,  rent  and  telephone

     As discussed above, the Company has not incurred any charges for these expenses but gives recognition to them.

vi.  Office

     Represent fax, photocopying, printing and delivery charges incurred during the year.

vii. Staking  fees

     Represents the cost of staking the Rubincon claim in the Zeballos mining area of British Columbia. This included wages, transportation, food and lodging.

viii.Telephone

     Represents the charges for a telephone number the Company had during the year. Subsequent to the year end the Company discontinued the telephone number and no longer has its own telephone number.

ix.  Transfer  agent's  fees

     During  the  year  the  Company paid Nevada Agency & Trust Company of Reno,
     Nevada the annual transfer agent's fee of $1,200, $175 for obtaining a CUSIP number and $1,465 for the issuance of share certificates.

     The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Rubincon claim and has made no commitments to acquire any asset of any nature.

     The Company does not expect significant changes in the number of employees.


Results  of  Operations
-----------------------

Since inception the Company has purchased the Rubincon claim and performed limited exploration work on the claim as more fully described above.



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





                                                                Term as
                                                               Director
Name                                 Age      Position Held       Since
---------------------------------   -----     -------------    --------
  Roman Kujath. . . . . . . .        57   President and Director   1999

  Albert Ezzy . . . .   . . .        65   Secretary Treasurer and  1999
                                          Director

  Jack Cewe . . . . . . . . .        78   Director                 1999




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


     JACK CEWE has been involved in the general construction and mining business for the past 50 years. He was born in Richmond, BC. Mr. Cewe is the founder of Jack Cewe Ltd., a general contracting and aggregate mining company. Mr. Cewe has been actively involved in the operation of the company for the past 40 years. Mr. Cewe currently is the director and officer for the following private companies:





Name                          Type of Business    Founded         Location
--------------------------  --------------------  -------       -----------
Jack Cewe Ltd. . . . . . .  General Contracting    1953     Coquitlam, B.C.

Jack CeweInc.. . . . . . .  General Contracting    1967     Bellingham, Washington

Ridge Construction Ltd.. .  Trucking Company       1961     Coquitlam, B.C

Shoshone Construction Ltd.  Construction Company   1961     Coquitlam, B.C

Heather Construction Ltd..  Aggregate Mining       1967     Jervis Inlet, B.C.




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

               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
               --------------------------------------------------

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


     The following table sets forth compensation paid or accrued by the Company during the period ended January 31, 2000 to the Company's President, Director and Secretary Treasurer.

                    SUMMARY COMPENSATION TABLE (1999 - 2000)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
               Annual  Compensation                Awards            Payouts
               --------------------                ------            -------




(a)                     (b)        (c)         (e)        (f)       (g)     (h)   (i)
                      Other    Restricted   All other
                      annual   stock        Options/    LTIP      compen-
Name and Princi- . .  Comp.    awards       SAR         payouts   sation
pal position . . . .  Year     Salary              ($)       ($)       (#)   ($)   ($)
--------------------  -------  -----------  ----------  --------  --------  ----  ----

Roman Kujath
President and. . . .    1999-          -0-         -0-       -0-       -0-   -0-   -0-
Director. . .     .     2000           -0-         -0-       -0-       -0-   -0-   -0-

Albert Ezzy
Secretary Treasurer.    1999-          -0-         -0-       -0-       -0-   -0-   -0-
  and Director . . .    2000           -0-         -0-       -0-       -0-   -0-   -0-

Jack Cewe. . . . . .    1999-          -0-         -0-       -0-       -0-   -0-   -0-
Director . . . . . .    2000           -0-         -0-       -0-       -0-   -0-   -0-




There has been no compensation given to any of the Directors or Officers during 1999 and 2000. There are no stock options outstanding as at January 31, 2000, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.


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





      Name and Address                          Amount
       of Beneficial            Nature of    of Beneficial    Percent
           Owner               Ownership(1)    Ownership     of Class
-----------------------------  ------------  --------------  ---------
       CARSTEN MIDE
       2453 Philips Place
       Burnaby, B.C.
       Canada, V5A 2W1. .    . .  Direct        200,000 (2)      8.0 %

       ROMAN KUJATH
       415-10357 109TH Street
       Edmonton, Alberta. . .                         -          0.0 %
       Canada T5J 1N3

       ALBERT EZZY
       1366 161st Street
       Surrey, B.C.
      Canada V4A 8A6. . . .    .  Direct         75,820 (2)      3.2 %

       JACK CEWE
       1008 Alderside Avenue
       Port Moody, B.C.
       Canada V3H 3A6 . . .  .  Indirect         50,000 (3)      2.1 %

       Directors and officers
           as a group . .             . .       125,820          5.3 %

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.


(2) The shares held by these shareholders are restricted since they were issued in compliance with the exemption from registration provided by
        Section 4 (2) of the Securities Act of 1933, as amended. After this stock has been held for one (1) year, the above mentioned shareholders could sell a percentage of their shares every three months based on 1% of the outstanding stock. Therefore, this stock cannot be sold except in compliance with the provisions of Rule 144. Each of the share certificates have stop transfer instructions on them which have been stamped on the front of the share certificate.

(3)     These  shares  are  owned  by  Mabel  Cewe,  wife  of  Jack  Cewe.



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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----


Report of Andersen, Andersen & Strong, Certified
Public Accountants                                                            31

Balance  Sheet  as  at  January  31,  2000                                    32

Statement of Operations for the period from February 2, 1999
(Date of Inception) to January 31, 2000                                       33

Statement  in  Changes  in  Stockholders' Equity for the period
from February 2,1999 (Date of Inception) to January 31, 2000                  34

Statement of Cash Flows for the period from February 2, 1999
(Date of Inception) to January 31, 2000                                       35

Notes  to  the  Financial  Statements                                         36

(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The  following  exhibits  are  included  as  part  of  this report by reference:

Exhibit A   -  Glossary of Geological and Technical Terms                     39

Exhibit  B  -  Certificate  of Incorporation                                  40

Exhibit  C  -  Articles of Incorporation                                      42

Exhibit  D  -  By-Laws                                                        48

                                   SIGNATURES




In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RUBINCON VENTURES INC.
                                ----------------------



                              By: /s/ "Ted Reimchen"
                              ----------------------
                                    Ted Reimchen
                               President and Director

                     Date:  April 14, 2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                              By: /s/ "Ted Reimchen"
                              ----------------------
                                    Ted Reimchen
                               President and Director

                     Date:  April 14, 2003

                              By: /s/ "Irene Campany"
                              -----------------------
                                    Irene Campany
                          Secretary Treasurer and Director

                     Date:  April 14, 2003


                              By:  /s/ "Martine Rummelhoff"
                              -----------------------------
                                     Martine Rummelhoff
                                         Director

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Ted  Reimchen,  certify  that:
        1. I have reviewed this annual report on Form 10-KSB for the year ended January 31, 2000 of Rubincon Ventures Inc., the registrant;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                   Ted  Reimchen,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                    /S/ Ted Reimchen, President and Director

Date: April 14, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Irene Campany,  certify  that:

        1. I have reviewed this annual report on Form 10-KSB for the year ended January 31, 2000 of Rubincon Ventures Inc., the registrant;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.  The  registrant's  other  certifying
            officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective action with regards to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                 /s/  Irene Campany,  Secretary Treasurer

                        SECRETARY TREASURER'S CERTICIATE



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




               /S/ Irene Campany, Secretary Treasurer and Director

Date:  April 14, 2003

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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                                January 31, 2000






ASSETS
CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . .  $  1,428
                                                           ---------

            Total Current Assets. . . . . . . . . . . . .     1,428
                                                           ---------

OTHER ASSETS

      Mineral claims - Note 3 . . . . . . . . . . . . . .         -
                                                           ---------

                                                           $  1,428
                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable. . . . . . . . . . . . . . . . . .  $  2,055
      Accounts payable - related parties. . . . . . . . .     9,932
                                                           ---------

             Total Current Liabilities. . . . . . . . . .    11,987
                                                           ---------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding     2,401

     Capital in excess of par value . . . . . . . . . . .    10,200

     Deficit accumulated during the exploration stage . .   (23,160)
                                                           ---------

           Total Stockholders' Deficiency . . . . . . . .   (10,559)
                                                           ---------

                                                           $  1,428
                                                           =========






   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

     For the period February 2, 1999 (date of inception) to January 31, 2000







REVENUES                        $-
EXPENSES . . . . . . . . .      23,160
                            -----------

NET LOSS . . . . . . . . .  $  (23,160)
                            ===========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $    (0.01)
                            ===========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,248,702
                            ===========












   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     For the period February 2, 1999 (Date of Inception) to January 31, 2000






                                                                            CAPITAL IN
                                                  COMMON STOCK               EXCESS OF   ACCUMULATED
-                                               SHARES     AMOUNT            PAR VALUE     DEFICIT
                                              ----------  ----------------  ------------  ----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION)         -   $    -              $       -      $     -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . .   2,400,820     2,401                     -            -

Capital contribution - expenses. . . . . . .         -         -               10,200

Net operating loss for the year ended
     January 31, 2000. . . . . . . . . . . .         -         -                   -        (23,160)
                   . . . . . . . . . . . . .         .                              .              .
                                             ---------     -----               -------       ------

BALANCE JANUARY 31, 2000 . . . . . . . . .   2,400,820   $ 2,401             $  10,200    $ (23,160)
                                            ==========    ======                ======       =======









   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the period February 2, 1999 (Date of Inception) to January 31, 2000







CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $(23,160)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable . . . . . . . . . . . . . .    11,987
          Contributions to capital - expenses. . . . . . . . . . .    10,200
                                                                    ---------

               Net Cash Flows from Operations. . . . . . . . . . .      (973)
                                                                    ---------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .         -
                                                                    ---------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . . . . . . . .     2,401
                                                                    ---------

     Net Increase in Cash. . . . . . . . . . . . . . . . . . . . .     1,428

     Cash at Beginning of Period . . . . . . . . . . . . . . . . .         -
                                                                    ---------

     CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .  $  1,428
                                                                    =========


SCHEDULE OF NONCASH OPERATING ACTIVITIES


Contributions to capital by related parties - expenses - 1999-2000  $ 10,200
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

Exhibit  A

                   GLOSSARY OF GEOLOGICAL AND TECHNICAL TERMS

Andesite  -  Fine  grained  intermediate  volcanic  rock.

Dragfold - Being a minor fold, usually one of a series, formed in an incompetent bed lying between more competite beds, produced by movement of the competent beds in opposite directions relative to one another.

Dyke - A sheet-like body of igneous rock, which cuts across the bedding or structural planes of the host rock.

Fault - A fracture in rock along which there has been an observable amount of displacement. When faults occur along parallel or subparallel sets of planes they are called fault or fracture zones.

Gabbro  -  A  course-grained  (plutonic)  dark  colored  igneous  rock.

Granodiorite - A coarse-grained igneous rock composed of 20% quartz and feldspar of which plagioclase makes up 67% of the total feldspar.

Hornblende diorite - A coarse-grained plutonic intermediate igneous rock, consisting essentially of intermediate plagioclase and hornblende; quartz may be present in amounts up to 10% and alkali feldspar may also occur up to one third of the total feldspar.

Intrusion - A body of igneous rock which has formed itself into pre-existing rocks, either along some definite structural feature or by deformation and cross-cutting of the invaded rocks.

Limestone - A sedimentary rock consisting chiefly of calcium carbonate primarily in the form of the mineral calcite.

Lithology - The character of a rock described in terms of its structure, color, mineral composition, grain size and arrangement of its component parts.

Mesozoic - The name used to describe several periods of geologic time covering from 225 million years to about 65 million years ago.

Monoclinal  fold  -  A fold having only one limb and being a uniform gentle dip.

Ore - A naturally occurring material from which a mineral or minerals of economic value can be extracted profitably.

Porphyry - An igneous rock of any composition that contains obvious phenocrysts in a fine-grained groundmass.

Pyroclastic rocks - Consist of fragmental volcanic material which has been blown into the atmosphere by explosive activity.

Quartz diorite - A group of plutonic rocks having the composition of diorite but with an appreciable amount of quartz, i.e. between 5% and 20% of the light colored constituents.

Sedimentary  rock  -  A  rock resulting from the consolidation of loose sediment
that  has  accumulated  in     layers.

Silicate  -  A compound regarded as a salt or ester of any of the silicic acids.

Staking - is the method used by the ministry of mines for the Province of British Columbia in verifying title to the minerals on Crown property. The individual staking a claim, known as the "staker" inserts a post or stake into the ground of unstaked property and defines this post as the corner post or "identification" post. A serial pre-numbered tag, purchased from the Gold Commissioner's office (a department of the Ministry of Mines of British Columbia), is affixed to the post and the date and time of inserting the post into the ground is recorded on it as well as the proposed name of the Claim. The staker is required to walk in a line one in the directions from the stake and ather line a 90 degree angle from the original walk starting at the corner post for another 1500 feet. Upon completion of these two walks the staker records the number of units being staked upon the metal tag on the corner post. This information is recorded on a 4 foot post mineral claim form and filed with the Gold Commissioner's Office.

Trending fold - A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, fold or orogenic belt.

Volcanic rock - A generally finely crystalline or glassy igneous rock resulting from volcanic action at or near the Earth's surface, either ejected explosively or extruded as lava.

Exhibit  B

                          CERTIFICATE OF INCORPORATION

                                       OF

                             RUBINCON VENTURES INC.




     FIRST.          The  name  of  the  corporation  shall  be:

                             RUBINCON VENTURES INC.

     SECOND:     Its registered office in the State of Delaware is to be located
                 at  1013      Centre  Road,  in  the City of Wilmington,
                 County of New Castle, 19805, and its registered agent at such address is THE COMPANY CORPORATION.

     THIRD:      The  purpose  or  purposes  of  the  corporation  shall be:

                 To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

     FOURTH: The total number of shares of stock which this corporation Is authorized to issue is:

                 One Thousand Five Hundred (1,500) shares  without  par  value.

     FIFTH:      The name and mailing address of the incorporator is as follows:

                 Neysa  Webb
                 The  Company  Corporation
                 1013  Centre  Road
                 Wilmington,  DE  19805

     SIXTH: The Board of Directors shall have the power to adopt, amend or repeal the by-laws.

IN WITNESS WHEREOF, The undersigned, being the incorporator hereinbefore named, has executed, signed and acknowledged this certificate of incorporation this second day of February, A.D. 1999.


                                   //s//  "Neysa  Webb"
                                   --------------------
                                       Neysa  Webb
                                       Incorporator

Exhibit  C



                            ARTICLES OF INCORPORATION

                                STATE OF DELAWARE

                 AMENDED AND RESTATED ARTICLES OF INCORPORATION

                                       OF

                             RUBINCON VENTURES INC.

         The undersigned corporation amends and restates its Articles of Incorporation originally filed on February 2, 1999 pursuant to Sections 242 of the General Corporation Law of the State of Delaware.

                                    ARTICLE I

         The  name  of  this  corporation  shall  be:

                             RUBINCON VENTURES INC.

                                   ARTICLE II

         This corporation may engage in any activity or business permitted under the laws of the State of Delaware, and shall enjoy all the rights and privileges of a corporation granted by the laws of the State of Delaware.

                                   ARTICLE III

         The aggregate number of shares which the corporation shall have authority to issue is 25,000,000 Common Shares ("Common Stock"), with a par value of $.001 per share.

         The designation and the preferences, limitations and relative rights of the Common Stock is as follows:

                  1. Except as otherwise required by law or as may be provided by the resolutions of the Board of Directors authorizing the issuance of Common Stock, as hereinabove provided, all rights to vote and all voting power shall be vested in the holders of Common Stock.

                  2. The holders of Common Stock shall be entitled to receive when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends payable in cash, stock or otherwise.

                  3. Upon any liquidation, dissolution or winding-up of the corporation, whether voluntary or involuntary, the remaining net assets of the corporation shall be distributed pro rata to the holders of the Common Stock.

General  Provisions.

                   1. Except as may be provided by the resolutions of the Board of Directors authorizing the issuance of Common Stock, as hereinabove provided, cumulative voting by any shareholder is hereby expressly denied.

                   2. No shareholder of this corporation shall have, by reason of its holding shares of any class or series of stock of the corporation, any preemptive or preferential rights to purchase or subscribe for any other shares of any class or series of this corporation now or hereafter authorized, and any other equity securities, or any notes, debentures, warrants, bonds, or other securities convertible into or carrying options or warrants to purchase shares of any class, now or hereafter authorized whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the dividend or voting rights of such shareholder.

                                   ARTICLE IV

         The  corporation  is  to  have  perpetual  existence.

                                    ARTICLE V

         The business and property of the corporation shall be managed by a Board of not fewer than one (1) director, who shall be a natural persons of full age, and who shall be elected annually by the shareholders having voting rights, for the term of one year, and shall serve until the election and acceptance of their duly qualified successors. In the event of any delay in holding, or adjournment of, or failure to hold an annual meeting, the terms of the sitting directors shall be automatically continued indefinitely until their successors are elected and qualified, Directors need not be residents of the State of Delaware nor shareholders. Any vacancies, including vacancies resulting from an increase in the number of directors, may be filled by the Board of Directors, though less than a quorum, for the unexpired term. The Board of Directors shall have full power, and it is hereby expressly authorized, to increase or decrease the number of directors from time to time without requiring a vote of the shareholders. Any director or directors may be removed with or without cause by the shareholders at a meeting called for such purpose.

                                   ARTICLE VI

         This corporation, and any or all of the shareholders of this corporation, may from time to time enter into such agreements as they deem expedient relating to the shares of stock held by them and limiting the transferability thereof; and thereafter any transfer of such shares shall be made in accordance with the provisions of such agreement, provided that before the actual transfer of such shares on the books of the corporation, written notice of such agreement shall be given to this corporation by filing a copy thereof with the secretary of the corporation and a reference to such agreement shall be stamped, written or printed upon the certificate representing such shares, and the By-Laws of this corporation may likewise include provisions for the making of such agreement, as aforesaid.

                                   ARTICLE VII

         The private property of the shareholders of the corporation shall not be subject to the payment of the corporation's debts to any extent whatever.

                                  ARTICLE VIII

         The corporation hereby designates, as its Registered Agent, and as its Resident Agent to accept service of process within the State of Delaware:

               The  Company  Corporations
               1013  Centre  Road
               Wilmington,  DE,  19805

                                   ARTICLE IX

         The following indemnification provisions shall be deemed to be contractual in nature and not subject to retroactive removal or reduction by amendment:

         A. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

       B. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

         C. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in subparagraphs A and B, or in defense of any claim, issue, or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

         D. Any indemnification under subparagraphs A and B (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee, or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subparagraphs A and B. Such determination shall be made
(1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

         E. Expenses incurred in defending a civil or criminal action, suit, or proceeding may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the director, officer, employee, or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the corporation as authorized herein.

                                    ARTICLE X

         No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director; provided, that the foregoing clause shall not apply to any liability of a director for any action for which the General Corporation Law of the State of Delaware proscribes this limitation and then only to the extent that this limitation is specifically proscribed.

                                   ARTICLE XI

         In furtherance, and not in limitation, of the powers conferred by the laws of the State of Delaware, the Board of Directors is expressly authorized:

         A. To make, alter, amend, and repeal the By-Laws of the corporation, subject to the power of the holders of stock having voting power to alter, amend, or repeal the By-Laws made by the Board of Directors.

         B. To determine and fix the value of any property to be acquired by the corporation and to issue and pay in exchange therefore, stock of the corporation; and the judgment of the directors in determining such value shall be conclusive.

         C. To set apart out of any funds of the corporation available for dividends, a reserve or reserves for working capital or for any other lawful purposes, and also to abolish any such reserve in the same manner in which it was created.

         D. To determine from time to time whether and to what extent, and at what time and places, and under what conditions and regulations the accounts and books of the corporation, or any of the books, shall be open for inspection by the shareholders and no shareholder shall have any right to inspect any account or book or document of the corporation except as conferred by the laws of the State of Delaware, unless and until authorized to do so by resolution of the Board of Directors or of the shareholders.

         E. The Board of Directors may, by resolution, provide for the issuance of stock certificates to replace lost or destroyed certificates.

                                   ARTICLE XII

         If the By-Laws so provide, the shareholders and the Board of Directors of the corporation shall have the power to hold their meetings, to have an office or offices, and to keep the books of the corporation, subject to the provisions of the laws of the State of Delaware, outside of said state at such place or places as may be designated from time to time by the Board of Directors.

         The corporation may, in its By-Laws, confer powers upon the Board of Directors in addition to those granted by these Articles of Incorporation, and in addition to the powers and authority expressly conferred upon them by the laws of the State of Delaware.

         Election of directors need not be by ballot unless the By-Laws so provide.

         Directors shall be entitled to reasonable fees for their attendance at meetings of the Board of Directors.
                                  ARTICLE XIII

         In case the corporation enters into contracts or transacts business with one or more of its directors, or with any firm of which one or more of its directors are members, or with any other corporation or association of which one or more of its directors are shareholders, directors, or officers, such contracts or transactions shall not be invalidated or in any way affected by the fact that such director or directors have or may have an interest therein which is or might be adverse to the interest of this corporation, provided that such contracts or transactions are in the usual course of business.

         In the absence of fraud, no contract or other transaction between this corporation and any other corporation or any individual or firm, shall in any way be affected or invalidated by the fact that any of the directors of this corporation is interested in such contract or transaction, provided that such interest shall be fully disclosed or otherwise known to the Board of Directors in the meeting of such Board at which time such contract or transaction was authorized or confirmed, and provided, however, that any such directors of this corporation who are so interested may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation which shall authorize or confirm such contract or transaction, and any such director may vote thereon to authorize any such contract or transaction, and any such director may vote thereon to authorize any such contract or transaction with the like force and effect as if he were not such director or officer of such other corporation or not so interested.

                                   ARTICLE X1V

        If the corporation is not a reporting company, no shares shall be transferred with the previous consent of the Directors expressed by a resolution of the Board and the Directors shall not be required to give any reason for refusing to consent to any such proposed transfer. If the corporation is not a reporting company, no shares or debt obligations issued by the corporation shall be offered for sale to the public.


                                   ARTICLE XV

         The corporation reserves the right to amend, alter, change or repeal any provision contained in these Amended and Restated Articles of Incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein upon shareholders, directors and officers are subject to this reserved power.

         IN WITNESS WHEREOF, I, the undersigned, pursuant to the laws of the State of Delaware, has hereunto duly executed the foregoing Amended and Restated Articles of Incorporation to be filed in the Office of the Secretary of the State of Delaware for the purposes therein set forth this 10th of May, 1999.

               /s/    "Carsten  Mide"
             ------------------------
             Carsten  Mide,  President

Exhibit  D
                                     BYLAWS

                                       OF

                             RUBINCON VENTURES INC.
                            (a Delaware corporation)



                                    ARTICLE I
                                    ---------

                                  STOCKHOLDERS
                                  ------------

     1. CERTIFICATES REPRESENTING STOCK. Certificates representing stock in the corporation shall be signed by, or in the name of, the corporation by the Chairperson or Vice-Chairperson of the Board of Directors, if any, or by the President or a Vice-President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the corporation. Any or all the signatures on any such certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were such officer, transfer agent, or registrar at the date of issue.

     Whenever the corporation shall be authorized to issue more than one class of stock or more than one series of any class of stock, and whenever the corporation shall issue any shares of its stock as partly paid stock, the certificates representing shares of any such class or series or of any such partly paid stock shall set forth thereon the statements prescribed by the General Corporation Law. Any restrictions on the transfer or registration of transfer of any shares of stock of any class or series shall be noted conspicuously on the certificate representing such shares.

                The corporation may issue a new certificate of stock or uncertificated shares in place of any certificate theretofore issued by it, alleged to have been lost, stolen, or destroyed, and the Board of Directors may require the owner of the lost, stolen, or destroyed certificate, or such owner's legal representative, to give the corporation a bond sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of any such new certificate or uncertificated shares.

     2. UNCERTIFICATED SHARES. Subject to any conditions imposed by the General Corporation Law, the Board of Directors of the corporation may provide by resolution or resolutions that some or all of any or all classes or series of the stock of the corporation shall be uncertificated shares. Within a reasonable time after the issuance or transfer of any uncertificated shares, the corporation shall send to the registered owner thereof any written notice prescribed by the General Corporation Law.

      3. FRACTIONAL SHARE INTERESTS. The corporation may, but shall not be required to, issue fractions of a share. If the corporation does not issue fractions of a share, it shall (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or (3) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) or bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share. A certificate for a fractional share or an uncertificated fractional share shall, but scrip or warrants shall not unless otherwise provided therein, entitle the holder to exercise voting rights, to receive dividends thereon, and to participate in any of the assets of the corporation in the event of liquidation. The Board of Directors may cause scrip or warrants to be issued subject to the conditions that they shall become void if not exchanged for certificates representing the full shares or uncertificated full shares before a specified date, or subject to the conditions that the shares for which scrip or warrants are exchangeable may be sold by the corporation and the proceeds thereof distributed to the holders of scrip or warrants, or subject to any other conditions which the Board of Directors may impose.

       4. STOCK TRANSFERS. Upon compliance with provisions restricting the transfer or registration of transfer of shares of stock, if any, transfers or registration of transfers of shares of stock of the corporation shall be made only on the stock ledger of the corporation by the registered holder thereof, or by the registered holder's attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation or with a transfer agent or a registrar, if any, and, in the case of shares represented by certificates, on surrender of the certificate or certificates for such shares of stock properly endorsed and the payment of all taxes due thereon.

       5. RECORD DATE FOR STOCKHOLDERS. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting. In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining the stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by the General Corporation Law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by the General Corporation Law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action. In order that the corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion, or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

6.  MEANING  OF  CERTAIN  TERMS.

     As used herein in respect of the right to notice of a meeting of stockholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the term "share" or "shares" or "share of stock" or "shares of stock" or "stockholder" or "stockholders" refers to an outstanding share or shares of stock and to a holder or holders of record of outstanding shares of stock when the corporation is authorized to issue only one class of shares of stock, and said reference is also intended to include any outstanding share or shares of stock and any holder or holders of record of outstanding shares of stock of any class upon which or upon whom the certificate of incorporation confers such rights where there are two or more classes or series of shares of stock or upon which or upon whom the General Corporation Law confers such rights notwithstanding that the certificate of incorporation may provide for more than one class or series of shares of stock, one or more of which are limited or denied such rights thereunder; provided, however, that no such right shall vest in the event of an increase or a decrease in the authorized number of shares of stock of any class or series which is otherwise denied voting rights under the provisions of the certificate of incorporation, except as any provision of law may otherwise require.

7.  STOCKHOLDER  MEETINGS.

- TIME. The annual meeting shall be held on the date and at the time fixed, from time to time, by the directors, provided, that the first annual meeting shall be held on a date within thirteen months after the organization of the corporation, and each successive annual meeting shall be held on a date within thirteen months after the date of the preceding annual meeting. A special meeting shall be held on the date and at the time fixed by the directors.

- PLACE. Annual meetings and special meetings shall be held at such place, within or without the State of Delaware, as the directors may, from time to time, fix. Whenever the directors shall fail to fix such place, the meeting shall be held at the registered office of the corporation in the State of Delaware.

- CALL. Annual meetings and special meetings may be called by the directors or by any officer instructed by the directors to call the meeting.

- NOTICE OR WAIVER OF NOTICE. Written notice of all meetings shall be given, stating the place, date, and hour of the meeting and stating the place within the city or other municipality or community at which the list of stockholders of the corporation may be examined. The notice of an annual meeting shall state that the meeting is called for the election of directors and for the transaction of other business which may properly come before the meeting, and shall (if any other action which could be taken at a special meeting is to be taken at such annual meeting) state the purpose or purposes. The notice of a special meeting shall in all instances state the purpose or purposes for which the meeting is called. The notice of any meeting shall also include, or be accompanied by, any additional statements, information, or documents prescribed by the General Corporation Law. Except as otherwise provided by the General Corporation Law, a copy of the notice of any meeting shall be given, personally or by mail, not less than ten days nor more than sixty days before the date of the meeting, unless the lapse of the prescribed period of time shall have been waived, and directed to each stockholder at such stockholder's record address or at such other address which such stockholder may have furnished by request in writing to the Secretary of the corporation. Notice by mail shall be deemed to be given when deposited, with postage thereon prepaid, in the United States Mail. If a meeting is adjourned to another time, not more than thirty days hence, and/or to another place, and if an announcement of the adjourned time and/or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting unless the directors, after adjournment, fix a new record date for the adjourned meeting. Notice need not be given to any stockholder who submits a written waiver of notice signed by such stockholder before or after the time stated therein. Attendance of a stockholder at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

- STOCKHOLDER LIST. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city or other municipality or community where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this section or the books of the corporation, or to vote at any meeting of stockholders.

- CONDUCT OF MEETING. Meetings of the stockholders shall be presided over by one of the following officers in the order of seniority and if present and acting - the Chairperson of the Board, if any, the Vice-Chairperson of the Board, if any, the President, a Vice-President, or, if none of the foregoing is in office and present and acting, by a chairperson to be chosen by the stockholders. The Secretary of the corporation, or in such Secretary's absence, an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present the chairperson of the meeting shall appoint a secretary of the meeting.

- PROXY REPRESENTATION. Every stockholder may authorize another person or persons to act for such stockholder by proxy in all matters in which a stockholder is entitled to participate, whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting. Every proxy must be signed by the stockholder or by such stockholder's attorney-in-fact. No proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and, if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the corporation generally.

- INSPECTORS. The directors, in advance of any meeting, may, but need not, appoint one or more inspectors of election to act at the meeting or any adjournment thereof If an inspector or inspectors are not appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of duties of inspector, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of such inspector's ability. The inspectors, if any, shall determine the number of shares of stock outstanding and the voting power of each, the shares of stock represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots, or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the person presiding at the meeting, the inspector or inspectors, if any, shall make a report in writing of any challenge, question, or matter determined by such inspector or inspectors and execute a certificate of any fact found by such inspector or inspectors. Except as may otherwise be required by subsection (e) of Section 231 of the General Corporation Law, the provisions of that Section shall not apply to the corporation.

- QUORUM. The holders of a majority of the outstanding shares of stock shall constitute a quorum at a meeting of stockholders for the transaction of any business. The stockholders present may adjourn the meeting despite the absence of a quorum.

- VOTING. Each share of stock shall entitle the holder thereof to one vote. Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Any other action shall be authorized by a majority of the votes cast except where the General Corporation Law prescribes a different percentage of votes and/or a different exercise of voting power, and except as may be otherwise prescribed by the provisions of the certificate of incorporation and these Bylaws. In the election of directors, and for any other action, voting need not be by ballot.

      8. STOCKHOLDER ACTION WITHOUT MEETINGS. Except as any provision of the General Corporation Law may otherwise require, any action required by the General Corporation Law to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing. Action taken pursuant to this paragraph shall be subject to the provisions of Section 228 of the General Corporation Law.

                                   ARTICLE 11

                                    DIRECTORS

1. FUNCTIONS AND DEFINITION. The business and affairs of the corporation shall be managed by or under the direction of the Board of Directors of the corporation. The Board of Directors shall have the authority to fix the compensation of the members thereof. The use of the phrase "whole board" herein refers to the total number of directors which the corporation would have if there were no vacancies.

2. QUALIFICATIONS AND NUMBER. A director need not be a stockholder, a citizen of the United States, or a resident of the State of Delaware. The initial Board of Directors shall consist of two persons. Thereafter the number of directors constituting the whole board shall be at least one. Subject to the foregoing limitation and except for the first Board of Directors, such number may be fixed from time to time by action of the stockholders or of the directors, or, if the number is not fixed, the number shall be two. The number of directors may be increased or decreased by action of the stockholders or of the directors.

3. ELECTION AND TERM. The first Board of Directors, unless the members thereof shall have been named in the certificate of incorporation, shall be elected by the incorporator or incorporators and shall hold office until the first annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal. Any director may resign at any time upon written notice to the corporation. Thereafter, directors who are elected at an annual meeting of stockholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal. Except as the General Corporation Law may otherwise require, in the interim between annual meetings of stockholders or of special meetings of stockholders called for the election of directors and/or for the removal of one or more directors and for the filling of any vacancy in that connection, newly created directorships and any vacancies in the Board of Directors, including unfilled vacancies resulting from the removal of directors for cause or without cause, may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director.

4.     MEETINGS.

TIME. Meetings shall be held at such time as the Board shall fix, except that the first meeting of a newly elected Board shall be held as soon after its election as the directors may conveniently assemble.

PLACE. Meetings shall be held at such place within or without the State of Delaware as shall be fixed by the Board.

CALL. No call shall be required for regular meetings for which the time and place have been fixed. Special meetings may be called by or at the direction of the Chairperson of the Board, if any, the Vice-Chairperson of the Board, if any, of the President, or of a majority of the directors in office.

NOTICE OR ACTUAL OR CONSTRUCTIVE WAIVER. No notice shall be required for regular meetings for which the time and place have been fixed. Written, oral, or any other mode of notice of the time and place shall be given for special meetings in sufficient time for the convenient assembly of the directors thereat. Notice need not be given to any director or to any member of a committee of directors who submits a written waiver of notice signed by such director or member before or after the time stated therein. Attendance of any such person at a meeting shall constitute a waiver of notice of such meeting, except when such person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors need be specified in any written waiver of notice.

QUORUM AND ACTION. A majority of the whole Board shall constitute a quorum except when a vacancy or vacancies prevents such majority, whereupon a majority of the directors in office shall constitute a quorum, provided, that such majority shall constitute at least one-third of the whole Board. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting to another time and place. Except as herein otherwise provided, and except as otherwise provided by the General Corporation Law, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board. The quorum and voting provisions herein stated shall not be construed as conflicting with any provisions of the General Corporation Law and these Bylaws which govern a meeting of directors held to fill vacancies and newly created directorships in the Board or action of disinterested directors.

Any member or members of the Board of Directors or of any committee designated by the Board, may participate in a meeting of the Board, or any such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other.

CHAIRPERSON OF THE MEETING. The Chairperson of the Board, if any and if present and acting, shall preside at all meetings. Otherwise, the Vice-Chairperson of the Board, if any and if present and acting, or the President, if present and acting, or any other director chosen by the Board, shall preside.

5. REMOVAL OF DIRECTORS. Except as may otherwise be provided by the General Corporation Law, any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.

6. COMMITTEES. The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of any such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation with the exception of any power or authority the delegation of which is prohibited by
Section 141 of the General Corporation Law, and may authorize the seal of the corporation to be affixed to all papers which may require it.

7. WRITTEN ACTION. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.




                                   ARTICLE III

                                    OFFICERS

The officers of the corporation shall consist of a President, a Secretary, a Treasurer, and, if deemed necessary, expedient, or desirable by the Board of Directors, a Chairperson of the Board, a Vice-Chairperson of the Board, an Executive Vice-President, one or more other Vice-Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers with such titles as the resolution of the Board of Directors choosing them shall designate. Except as may otherwise be provided in the resolution of the Board of Directors choosing such officer, no officer other than the Chairperson or Vice-Chairperson of the Board, if any, need be a director. Any number of offices may be held by the same person, as the directors may determine.

Unless otherwise provided in the resolution choosing such officer, each officer shall be chosen for a term which shall continue until the meeting of the Board of Directors following the next annual meeting of stockholders and until such officer's successor shall have been chosen and qualified.

All officers of the corporation shall have such authority and perform such duties in the management and operation of the corporation as shall be prescribed in the resolutions of the Board of Directors designating and choosing such officers and prescribing their authority and duties, and shall have such additional authority and duties as are incident to their office except to the extent that such resolutions may be inconsistent therewith. The Secretary or an Assistant Secretary of the corporation shall record all of the proceedings of all meetings and actions in writing of stockholders, directors, and committees of directors, and shall exercise such additional authority and perform such additional duties as the Board shall assign to such Secretary or Assistant Secretary. Any officer may be removed, with or without cause, by the Board of Directors. Any vacancy in any office may be filled by the Board of Directors.

                                   ARTICLE IV

                                 CORPORATE SEAL

The corporate seal shall be in such form as the Board of Directors shall prescribe.

                                    ARTICLE V

                                   FISCAL YEAR

The fiscal year of the corporation shall be fixed, and shall be subject to change, by the Board of Directors.

                                   ARTICLE VI

                               CONTROL OVER BYLAWS

Subject to the provisions of the certificate of incorporation and the provisions of the General Corporation Law, the power to amend, alter, or repeal these Bylaws and to adopt new Bylaws may be exercised by the Board of Directors or by the stockholders.

I HEREBY CERTIFY that the foregoing is a full, true, and correct copy of the Bylaws of RUBINCON VENTURES INC., a Delaware corporation, as in effect on the date hereof.

 Dated:  April  21,  1999


                                                         // s //  "Carsten Mide"
                                                         -----------------------
                                                                   President


(SEAL)