Form 10QSB/A
period 2000-04-30
RUBINCON VENTURES INC
filed 2003-04-17
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-QSB/A (AMENDED)



(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended              April 30, 2000
                                  ----------------------------------------



(  )      TRANSITION  REPORT  UNDER  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


For  the  transition  period from                 to
                                     -------------------------------------------

Commission  File  number               0-29429


                            RUBINCON  VENTURES  INC.
                 --------------------------------------------------------
..                (Exact  name  of  registrant  as specified  in  charter)

         Delaware                                              98-0200798
--------------------------                                     ----------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                           Identification  No.)


4761  Cove  Cliff  Road
North  Vancouver,  BC,  Canada                                   V7G 1H8

------------------------------                                   --------
(Address  of  principal  executive  offices)                   (Zip  Code)


                                   604  -929-0637

                                  ----------------
               Registrant's  telephone number, including area code

                                        N/A
                   ------------------------------------------------
       (Former name, address, and fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                         Outstanding as of April 30, 2000
       ---------------                    -------------------------------------
  Common Stock, $0.001 per share                           2,400,820
                                                           =========

ANDERSEN  ANDERSEN  &  STRONG, L.C.           941  East  3300  South,  Suite202
------------------------------------
Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106
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



//  s//  "Andersen  Andersen  and  Strong"

Salt  Lake  City,  Utah
July  20,  2000

                                      INDEX


                                                                           Page
                                                                         Number
                                                                         ------
PART  1.             FINANCIAL  INFORMATION

         ITEM  1.    Financial  Statements  (unaudited)                       4

                     Balance Sheet as at April 30, 2000
                        (with comparative figures as at January  31,  2000)   5

                     Statement  of  Operations
                        For the three months ended April 30, 2000,for the
                        three months ended April 30, 1999 and for the
                        period from February 2, 1999 (Date of
                        Incorporation) to April 30, 2000                      6

                     Statement of Changes in Shareholders' Equity
                        For the period from February 2, 1999 (Date of
                        Incorporation)  to  April  30, 2000                   7

                     Statement  of  Cash  Flows
                        For the three months ended April 30, 2000, for the three months ended April 30, 1999 and for the period from February 2, 1999 (Date of
                        Incorporation) to April 30, 2000   .                  8

                     Notes to the Financial Statements                        9

          ITEM  2    Management's Discussion and Analysis or Plan of
                        Operation                                            10


PART 11              OTHER  INFORMATION                            ;         17

          ITEM  1.   LEGAL  PROCEEDINGS                           .          17

          ITEM  2.   CHANGES  IN  SECURITIES                                 18

          ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES                      18

          ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
                         SECURITY HOLDERS                                    18

          ITEM  5.   OTHER  INFORMATION                                      18

          ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K                        18

                     SIGNATURES                                         19 - 23

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS




The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at April 30, 2000 (with comparative figures as at January 31, 2000) and the statement of operations and statement of cash flow for the three months ended April 30, 2000, for the three months ended April 30, 1999 and for the period from February 2, 1999 (date of incorporation) to April 30, 2000 and the statement of stockholders' equity for the period from February 2, 1999 (date of incorporation) to April 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flow in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                       April 30, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)





                                                            April 30    January 31
                                                           ----------  ------------
                                                              2000         2000
                                                           ----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $     134   $     1,428

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .          -             -
                                                           ----------  ------------

                                                           $     134   $     1,428
                                                           ==========  ============

LIABILITIES

      Accounts payable and accrued liabilities. . . . . .  $   3,025   $     2,055
      Due to a director . . . . . . . . . . . . . . . . .      9,932         9,932
                                                           ----------  ------------

                                                              12,957        11,987
                                                           ----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding      2,401         2,401

     Capital in excess of par value . . . . . . . . . . .     12,750        10,200

     Deficit accumulated during the development stage . .    (27,974)      (23,160)
                                                           ----------  ------------

           Total Stockholders' Equity . . . . . . . . . .    (12,823)      (10,559)
                                                           ----------  ------------

                                                           $     134   $     1,428
                                                           ==========  ============





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

                     (Unaudited  -  Prepared by Management)






                                      FOR THE THREE    FOR THE THREE     INCEPTION
                                       MONTHS ENDED     MONTHS ENDED         TO
                                      APRIL 30, 2000   APRIL 30, 1999   APRIL 30, 2000
                                     ---------------  ---------------  ---------------
SALES . . . . . . . . . . . . . . .  $             -  $             -  $             -
                                     ---------------  ---------------  ---------------

EXPENSES
    Accounting and audit. . . . . .            1,075                -            5,575
    Bank charges. . . . . . . . . .               19               15               44
    Edgar filing fees . . . . . . .            1,140                -            1,140
    Filing fees . . . . . . . . . .                -                -              125
    Geological report . . . . . . .                -                -            1,280
    Incorporation costs written off                -              264              519
    Management fees . . . . . . . .            1,500            1,500            7,500
    Office. . . . . . . . . . . . .                -               48              370
    Rent. . . . . . . . . . . . . .              900              900            4,500
    Staking costs . . . . . . . . .                -              385            3,196
    Telephone . . . . . . . . . . .              150              150              855
    Transfer agent fees . . . . . .               30                -            2,870
                                     ---------------  ---------------  ---------------

NET LOSS. . . . . . . . . . . . . .  $         4,814  $         3,262  $        27,974
                                     ===============  ===============  ===============



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . .  $             -  $             -
                                     ===============  ===============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . .        2,400,820        1,773,333
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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            For the period from February 2, 1999 (Date of Inception)
                                to April 30, 2000

                     (Unaudited  -  Prepared by Management)






                                                                  CAPITAL IN
                                                COMMON     STOCK   EXCESS OF    ACCUMULATED
                                                SHARES    AMOUNT   PAR VALUE      DEFICIT
                                              ----------  -------  ----------  -------------
BALANCE FEBRUARY 2, 1999 (date of inception)           -  $     -  $        -  $          -

Issuance of common shares for cash at
     $0. 001 per share - February 25, 1999 .   2,400,820    2,401           -             -

Capital contributions - expenses . . . . . .           -        -      12,750

Net operating loss for the period from
     February 2, 1999 to April 30, 2000. . .           -        -           -       (27,974)
                   . . . . . . . . . . . . .           .        .           .
--------------------------------------------  ----------  -------  ----------

BALANCE APRIL 30, 2000 . . . . . . . . . . .   2,400,820  $ 2,401  $   12,750  $    (27,974)
                                              ==========  =======  ==========  =============

















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

                      (Unaudited - Prepared by Management)





                                                FOR THE THREE     FOR THE THREE      INCEPTION
                                                 MONTHS ENDED      MONTHS ENDED          TO
                                                APRIL 30, 2000    APRIL 30, 1999    APRIL 30, 2000
                                               ----------------  ----------------   --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . .  $        (4,814)  $       (3,262)  $       (27,974)

     Adjustments to reconcile net loss to net
      Cash provided by operations:

          Increase in accounts payable. . . .              970                -             3,025
          Increase in due to a director . . .                -                -             9,932
                                               ----------------  ---------------  ----------------

               Net Cash from Operations . . .           (3,844)          (3,262)         ( 15,017)
                                               ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . .                -                -                 -
                                               ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . .                -            2,401             2,401
          Capital contributions - expenses. .            2,550            2,550            12,750
                                               ----------------  ---------------  ----------------

                                                         2,550            4,951            15,151
                                               ----------------  ---------------  ----------------

     Net Increase in Cash . . . . . . . . . .           (1,294)           1,689               134

     Cash at Beginning of Period. . . . . . .            1,428                -                 -
                                               ----------------  ---------------  ----------------

     CASH AT END OF PERIOD. . . . . . . . . .  $           134   $        1,689   $           134
                                               ================  ===============  ================





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

The Company has completed a Regulation D offering of 2,400,820 shares of its capital stock for cash.


2.         SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------------------

On April 30, 2000, the Company had a net operation loss carry forward of $27,974. The tax benefit from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss carry forward will expire in 2021.

Earnings  (Loss)  per  Share
-----------------------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Comprehensive  Income
----------------------------------

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

Cash  and  Cash  Equivalents
-----------------------------------------

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2000

                      (Unaudited - Prepared by Management)


3.         MINERAL  CLAIMS

The company acquired a certain mineral claim known as the Rubincon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001.

The claims may be retained by the Company by making yearly lease payments in the amount of $4,000 Cn on February 28, 2001 and each year thereafter.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.


4.         RELATED  PARTY  TRANSACTIONS

Related  parties  acquired  13.3  %  of the capital stock issued for cash.


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

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to April 30, 2000 of $27,974. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

3.     NO  KNOWN  ORE  BODY

The Rubincon and Bridge claims do not contain a known body of commercial ore and, therefore, any program conducted on these claims would be an exploratory search for ore. An ore body may never be found on either claim.

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

8.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

Competition within the mining industry is very competitive. The Company will have to compete with other companies who are better known and have more available funds. The Company might find it difficult to obtain financing or stake properties of merit.

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

10.     ENVIRONMENTAL  CONCERNS

Prior to commencing mining operations on any of its claims, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The Acts that the Company has to adhere to are the "Timber Harvesting Practices Regulations", Mineral Tenure Act, Coal Act and Forestry Act. Each of the former Acts has their own environmental concerns which the Company must adhere to. The Company might be liable for pollution if it does not adhere to the requirements of the various Acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of overburden, being the soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province. The cost and effect of adhering to the environmental requirements are unknown to the Company at this time and cannot be reasonably estimated.

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

14. FUTURE TRADING IN THE COMPANY'S STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL THE COMPANY'S SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

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

15.     THE  PRESENT  SHAREHOLDERS  HAVE ACQUIRED SHARES AT EXTREMELY LOW PRICES

The present shareholders have acquired shares at $0.001 per share. The Company does not intend to issue further shares at this price; hence, any new investors would pay a higher price and immediately suffer a dilution of their share value.

16. FUTURE ISSUANCE OF STOCK OPTIONS, WARRANTS AND/OR RIGHTS WILL HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS

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

17.     THE  COMPANY  DOES  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS

The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

18.     CONFLICT  OF  INTEREST

Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. Even with full disclosure by all the directors and officers, the Company cannot insure that it will receive fair and equitable treatment in every transaction.

19.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

The management of the Company, either directly or indirectly, owns 125,820 shares. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company has had any mining experience other then Jack Cewe who has been in the mining and production of gravel for 50 years. He has had no experience in the mining of precious metals similar to the other directors.

Liquidity  and  Capital  Resources
----------------------------------


The  Company  has  $134  in  cash as at April 30, 2000 which represents its only asset  other  than  the  Rubincon  and  Bridge  mineral claims.  The Company was indebted to creditors in the amount of $3,025 and to related parties in the amount of $9,932. The amount owed to third parties as at April 20, 2000 is
$1,825 to the Company's auditors and $1,200 to the Company's accountant. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                   -------
Auditing . . . . . . . . . . . . . . . .  i        $ 2,900
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii         2,000
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,210
Transfer agent's fees. . . . . . . . . .  Vi         1,200
                                                   -------
                                                    11,000
Amounts owed to third parties. . . . . .             3,025
                                                   -------
    Estimated requirements for 12 months           $14,025
                                                   =======




The Company has given no consideration to management fees, rent or telephone in the above projection of funds required over the next twelve months due to the following reasons.

Management fees is expensed at $500 per month with an offsetting credit to Capital in Excess of Par Value on the balance sheet. Since the directors and officers receive no compensation from the Company, and yet contribute time, the Company feels it should recognize this expense in its financial statements. No future payment in either cash or stock will be made against this accrual. The total amount expensed during the current period was $1,500.

Rent is not incurred by the Company but the Company realizes that there is a benefit in using the personal resident of its directors and therefore expenses $300 a month with an offsetting credit, similar to management fees, to Capital in Excess of Par Value. The total amount expensed for rent during the current period was $900.

Telephone expense has been accrued at $50 per month for a total of $150 for the period ended April 30, 2000. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms to be filed       Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - April .  $     500  $       450  $  950
Form 10-QSB - July. .        500          450     950
Form 10-QSB - October        500          450     950
Form 10-KSB - January      1,400          750   2,150
                       ---------  -----------  ------
                       $   2,900  $     2,100  $5,000
                       =========  ===========  ======




(ii) The Company used the services of RCI Group of Washington, DC to file its Forms 10-KSB and 10-QSB. Depending upon the length of the various forementioned forms, the cost will be approximately the amount estimated.

(iii) The Franchise Tax, estimated to be $50, is paid annually to the State of Delaware. In addition, the Company is required to pay $150 to The Company Corporation located in Delaware to act as its registered agent.

(iv)      Office  expenses  comprise  photocopying,  fax  and  delivery charges.

(v) To maintain the Rubincon claim in good standing for the forthcoming year will result in the Company having to incur a cost of Cdn.$100 per unit. There are 16 units comprising the Rubincon claim and therefore the equivalent amount in US dollars is approximately $1,050. In addition, to maintain the Bridge claim in good standing will result in approximately $1,160 being incurred. If the Company does not pay these amounts or undertake a work program for an equivalent amount on these claims, they will lapse and the Company will have not further interest in the mineral rights on the claims. The Rubincon claim is in good standing until February 28, 2001 and the Bridge claim until February 7, 2001.

(vi)     The  annual charge to the transfer agent is $1,200 and a fee of $15 per
each  new share certificate issued.   No amount has been considered for issuance
of  shares.

The Company presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. The directors and officers might have to advance further funds to the Company or seek some form of institutional borrowing guaranteed by the directors and officers.

The Company is years away from mining an ore body and may never be in the position to do so. Unless substantial funding is realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claims or it assumes a small carried interest in the claims.

The  Company  does not expect to purchase or sell any major assets or equipment.

The  Company  does  not  expect a significant change in the number of employees.


Results  of  Operations
-----------------------


There have been no operations during the current period. There has been limited exploration work on the Rubincon claim since its acquisition and none on the Bridge claim. The only material change was on February 7, 2000 when the Company acquired the Bridge claim located in the Bralorne Mining District of British Columbia, Canada. Subsequently, the Company allowed the Rubincon claim to lapse and lost its interest in the mineral rights attached thereto. There are no liabilities to the Company associated with the Rubincon claim.




                           PART 11 - OTHER INFORMATION

ITEM  I.     LEGAL  PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  2.     CHANGES  IN  SECURITIES

None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits  Required  by  Item  601  of  Regulation  S-B

3     Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on
        February 10, 2000).

3.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000).

3.3     By  laws (incorporated  by  reference  from  the Company's Registration
        Statement  on  Form  10-SB  filed  on  February  10,  2000).

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                RUBINCON VENTURES INC.
                                ----------------------
                                  (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                        Ted Reimchen
                                   President and Director

    Date:  April 14, 2003




                           By:     /s/ "Irene Campany"
                            ---     -------------------
                                        Irene Campany
                              Secretary Treasurer and Director

    Date:  April 14, 2003

I,  Ted  Reimchen,  certify  that:

1.     I have reviewed this quarterly report on form 10-QSB of Rubincon Ventures
       Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        A) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

        B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

        C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003
                                                    By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                        /S/ Ted Reimchen, President and Director

Date:  April 14, 2003

I,  Irene  Campany,  certify  that:

1.     I have reviewed this quarterly report on form 10-QSB of Rubincon Ventures
       Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        A) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

        B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

        C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003
                                              By: /s/ Irene Campany
                                 Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                            /S/ Irene Campany, Secretary Treasurer and Director

Date:  April 14, 2003

                           ARTICLE 5 OF REGULATION S-X
                       COMMERCIAL AND INDUSTRIAL COMPANIES
         FINANCIAL DATA SCHEDULE WORKSHEET FOR: RUBINCON VENTURES, INC.
                                                -----------------------

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

This schedule contains summary financial information extracted from 10-QSB and is qualified in its entirety by reference to such financial statements.

Do  you  wish  to  include  a  Legend?                                     NO
Are your financials being "restated" from a previously filed  schedule?   YES
Does  this  data  apply  to  a  co-registrant?                             NO
Do  the  financials  require  a  multiplier  other  than  one?             NO
Is  the  currency  used  other  than  U.S.  Dollars?                       NO
Period  type:                April  30,  2000
Fiscal  year  end:         January  31,  2000
Period  start:             February  1,  2000
Period  end:                 April  30,  2000
Cash                                      134
Securities                                  0
Receivables                                 0
Allowances                                  0
Inventory                                   0
Current  assets                           134
PP&G                                        0
Depreciation                                0
Total  assets                             134
Current  liabilities                   12,957
Bonds                                       0
Preferred  mandatory                        0
Preferred                                   0
Common                                  2,401
Other  SE                            (15,224)
Total  liabilities  and
     Equity                               134
Sales                                       0
Total  revenue                              0
CGS                                         0
Total  costs                                0
Other  expenses                         4,814
Loss  provision                             0
Interest  expense                           0
Income  pretax                              0
Income  tax                                 0
Income  continuing                          0
Discontinued                                0
Extraordinary                               0
Changes                                     0
Net  income                           (4,814)