Form 10QSB/A
period 2000-07-31
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            FORM 10-QSB/A  (AMENDED)



(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended          July  31,  2000
                                            ---------------


(  )     TRANSITION  REPORT  UNDER  TO  SECTION  13  OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934


For  the  transition  period  from                          to

Commission  File  number               0-29429
                                       -------


                          RUBINCON  VENTURES  INC.
                          ------------------------
            (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          98-0200798
          --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                       Identification No.)


4761  Cove  Cliff  Road
North  Vancouver,  BC,  Canada                                   V7G  1H8

------------------------------                                   --------
(Address  of  principal executive offices)                      (Zip Code)


                              1-  604-929-0637

                              ----------------
               Registrant's  telephone  number,  including  area  code


                                    N/A

                                    ---
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                        Outstanding as of July 31, 2000
        ----------                     ------------------------------------

      Common Stock, $0.001 per share                  2,400,820
                                                      =========

                                      INDEX



                                                                          Page
PART  1.       FINANCIAL INFORMATION                                    Number
                                                                        ------

     ITEM  1.  Financial Statements (unaudited)                              3

               Balance Sheet as at July 31, 2000
                  (with comparative figures as at January 31, 2000)          4

               Statement of Operations
                   For the three months ended July 31, 2000 and 1999,
                   for the six months ended July 31, 2000 and 1999
                   and for the period from February 2, 1999 (Date of
                   Inception) to July 31, 2000                               5

               Statement of Cash Flows
                   For the six months ended July 31, 2000 and 1999
                   and for the period from February 2, 1999 (Date of
                   Incorporation) to July 31, 2000                           6

               Notes to the Financial Statements                             7

     ITEM  2.  Management's Discussion and Analysis or Plan of Operation    10


PART  11       OTHER INFORMATION                                            16

     ITEM 1.   LEGAL PROCEEDINGS                                            16

     ITEM 2.   CHANGES IN SECURITIES                                        16

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              16

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

     ITEM 5.   OTHER INFORMATION                                            16

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             16

               SIGNATURES                                              19 - 21

                                     PART 1




                         ITEM 1.   FINANCIAL STATEMENTS




The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2000 (with comparative figures as at January 31, 2000) and the statement of operations for the three months ended July 31, 2000 and 1999, for the six months ended July 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to July 31, 2000 and the statement of cash flows for the six months ended July 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to July 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                       July 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)





                                                            July 31     January 31
                                                              2000         2000
                                                           ----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $       6   $     1,428

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .          -             -
                                                           ----------  ------------

                                                           $       6   $     1,428
                                                           ==========  ============

LIABILITIES

      Accounts payable and accrued liabilities. . . . . .  $   3,080   $     2,055
      Due to a director . . . . . . . . . . . . . . . . .     12,425         9,932
                                                           ----------  ------------

                                                              15,505        11,987
                                                           ----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding      2,401         2,401

     Capital in excess of par value . . . . . . . . . . .     15,300        10,200

     Deficit accumulated during the development stage . .    (33,200)      (23,160)
                                                           ----------  ------------

           Total Stockholders' Equity . . . . . . . . . .    (15,499)      (10,559)
                                                           ----------  ------------

                                                           $       6   $     1,428
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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

                For the three months ended July 31, 2000 and 1999, for
                    the six months ended July 31, 2000 and 1999
                      and for the period from February 2, 1999
                        (Date of Inception) to July 31, 2000

                     (Unaudited  -  Prepared by Management)





                            FOR THE THREE   FOR THE THREE   FOR THE SIX   FOR THE SIX
                             MONTHS ENDED   MONTHS ENDED    MONTHS ENDED  MONTHS ENDED       INCEPTION
                               JULY 31,        JULY 31        JULY 31,      JULY 31,           TO
                                 2000           1999            2000          1999       JULY 31, 2000
                            -------------    ------------    ----------    -----------   -----------
SALES. . . . . . . . . . .  $       -        $        -      $       -      $     -        $       -
                            -------------    -----------     -----------    ----------      --------

EXPENSES
    Accounting and audit .         875               -           1,950            -           6,450
    Bank charges . . . . .          21               5              39           20              65
    Edgar filing fees. . .         425               -           1,565            -           1,565
    Filing fees. . . . . .           -               -               -            -             125
    Franchise tax. . . . .         100               -             100            -             100
    Geological report. . .           -           1,200               -        1,200           1,280
    Incorporation costs
         written off . . .           -               -               -          264             519
    Management fees. . . .       1,500           1,500           3,000        3,000           9,000
    Office . . . . . . . .           -              43               -           91             370
    Rent . . . . . . . . .         900             900           1,800        1,800           5,400
    Staking costs. . . . .           -               -               -          385           3,196
    Telephone. . . . . . .         150             150             300          300           1,005
    Transfer agent fees. .       1,255           1,375           1,285        1,375           4,125
                              --------        --------        --------     --------         -------

NET LOSS . . . . . . . . .   $   5,226       $   5,173       $  10,039      $ 8,435        $ 33,200
                                 =====          ======         =======        =====          ======


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .   $       -       $       -       $       -      $     -
                                 =====          ======         =======        =====

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    2,400,820      2,400,820       2,400,820     2,094,004
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

                       (Unaudited - Prepared by Management)





                                                 FOR THE SIX      FOR THE SIX       INCEPTION
                                                MONTHS ENDED     MONTHS ENDED          TO
                                                JULY 31, 2000    JULY 31, 1999    JULY 31, 2000
                                               ---------------  ---------------  ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . .  $   (10,039)     $    (8,435)         (33,200)

     Adjustments to reconcile net loss to net
      Cash provided by operations:

          Increase in accounts payable. . . .        1,025                -            3,080
          Increase in due to a director . . .        2,492            3,993           12,425
                                               -----------       ----------        ----------

               Net Cash from Operations . . .       (6,522)          (4,442)        ( 17,695)
                                               -----------       ----------        ----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . .            -                -                -
                                               ------------      -----------       ----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . .            -            2,401            2,401
          Capital contributions - expenses. .        5,100            5,100           15,300
                                               ------------      ----------        ----------

                                                     5,100            7,501           17,701
                                               ------------      ----------         ---------

     Net Increase in Cash . . . . . . . . . .       (1,422)           3,059                6

     Cash at Beginning of Period. . . . . . .        1,428                -                -
                                               ------------      ----------         ---------

     CASH AT END OF PERIOD. . . . . . . . . .  $         6   $        3,059   $            6
                                                  =========      ==========         =========





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

Cash  and  Cash  Equivalents
----------------------------

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to July 31, 2000 of $33,200. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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

10.     ENVIRONMENTAL  CONCERNS

Prior to commencing mining operations on any of its claims, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The Acts that the Company has to adhere to are the "Timber Harvesting Practices Regulations", Mineral Tenure Act, Coal Act and Forestry Act. Each of the former Acts has their own environmental concerns which the Company must adhere to. The Company might be liable for pollution if it does not adhere to the requirements of the various Acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of overburde, being the soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province. The cost and effect of adhering to the environmental requirements are unknown to the Company at this time and cannot be reasonably estimated.

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



Liquidity  and  Capital  Resources
----------------------------------


The Company has $6 in cash as at July 31, 2000 which represents its only asset other than the Rubincon and Bridge mineral claims. The Company was indebted to creditors in the amount of $3,080 and to related parties in the amount of $12,425. The amount owed to third parties as at July 31, 2000 is $500 to the Company's auditors and $900 to the Company's accountant, $425 for Edgar filing fees and $1,255 for amounts owed to the transfer agent. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                    ------
Auditing . . . . . . . . . . . . . . . .  i        $ 2,900
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii         2,075
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,210
Transfer agent's fees. . . . . . . . . .  Vi         1,400
                                                   -------
                                                    11,275
Amounts owed to third parties. . . . . .             3,080
                                                    ------
    Estimated requirements for 12 months           $14,355
                                                    ======




The Company has given no consideration to management fees, rent or telephone in the above projection of funds required over the next twelve months due to the following reasons.

Management fees are expensed at $500 per month with an offsetting credit to Capital in Excess of Par Value on the balance sheet. Since the directors and officers receive no compensation from the Company, and yet contribute time, the Company feels it should recognize this expense in its financial statements. No future payment in either cash or stock will be made against this accrual. The total amount expensed during the current period was $3,000.

Rent is not incurred by the Company but the Company realizes that there is a benefit in using the personal resident of its directors and therefore expenses $300 a month with an offsetting credit, similar to management fees, to Capital in Excess of Par Value. The total amount expensed for rent during the current period was $1,800.

Telephone expense has been accrued at $50 per month for a total of $300 for the period ended July 31, 2000. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - July. .  $     500  $       450  $  950
Form 10-QSB - October        500          450     950
Form 10-KSB - January      1,400          750   2,150
Form 10-QSB - April .        500          450     950
                       ---------  -----------  ------
                       $   2,900  $     2,100  $5,000
                       =========  ===========  ======

(ii) The Company used the services of RCI Group of Washington, DC to file its Forms 10-KSB and 10-QSB. Depending upon the length of the various forementioned forms, the cost will be approximately the amount estimated.

(iii) The Franchise Tax, estimated to be $50, is paid annually to the State of Delaware. In addition, the Company is required to pay $150 to The Company Corporation located in Delaware to act as its registered agent. Normally this charge is at the beginning of the year.

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

(vi)     The  annual charge to the transfer agent is $1,200 and a fee of $15 per
         each new share certificate issued.   The balance represents amounts
         estimated to be  charged  for  interest.

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



                                RUBINCON VENTURES INC.
                                ----------------------
                                     (Registrant)




                            By:     /s/  "Ted Reimchen"
                            ---     -------------------
                                       Ted Reimchen
                                  President and Director

      Date:    April  17,  2003



                            By:     /s/ "Irene Campany"
                            ---     -------------------
                                      Irene Campany
                             Secretary Treasurer and Director

      Date:   April  17,  2003




                       By:     /s/  "Martine  Rummelhoff"
                       ---     --------------------------
                                   Martine  Rummelhoff
                                        Director

      Date:  April  17,  2003

                           CERTICATION PURSUANT TO
                 SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002



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

Date:   April  17,  2003
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending July 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                     /S/ Ted Reimchen, President and Director

Date:    April  17,  2003

                           CERTICATION PURSUANT TO
                 SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002



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

Date:   April  17,  2003
                                         By: /s/ Irene Campany
                           Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending July 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                           /S/ Irene Campany, Secretary Treasurer and Director

Date:   April  17,  2003