Form 10QSB/A
period 2000-10-31
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

5

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-QSB/A (AMENDED)



(X  )     QUARTERLY  REPORT  UNDER  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934


For  the  quarterly  period  ended          October  31,  2000
                                            ------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                    Outstanding as of October 31, 2000
          ----------                  ----------------------------------

      Common Stock, $0.001 per share                 2,400,820
                                                     =========

                                      INDEX




                                                                          Page
PART  1.       FINANCIAL  INFORMATION                                   Number
                                                                        ------

     ITEM 1.   Financial Statements (unaudited)                              4

               Balance Sheet as at October 31, 2000
                    (with comparative figures as at January 31, 2000)        5

               Statement  of  Operations
                  For the three months ended October 31, 2000 and 1999,
                  for the nine months ended October 31, 2000 and 1999
                  and for the period from February 2, 1999 (Date of
                  Incorporation) to October 31, 2000                         6

               Statement  of  Cash  Flows
                   For the nine months ended October 31, 2000 and 1999
                   and for the period from February 2, 1999 (Date of
                   Incorporation) to October 31, 2000                        7

               Notes to the Financial Statements                             8

     ITEM 2.   Management's Discussion and Analysis or Plan of Operation    11


PART  11          OTHER INFORMATION                                         17

     ITEM 1.      LEGAL PROCEEDINGS                                         17

     ITEM 2.      CHANGES IN SECURITIES                                     17

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                           17

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                        17

     ITEM 5.      OTHER INFORMATION                                         17

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                          17

                  SIGNATURES                                           18 - 22

ANDERSEN ANDERSEN & STRONG, L.C.              941  East  3300  South,  Suite 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS Salt Lake City, Utah 84106
                                                        Telephone  801  486-0096
                                                              Fax  801  486-0098


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


                             /s/ Andersen  Andersen  and  Strong


Salt  Lake  City,  Utah
January  12,  2001

                         ITEM 1.   FINANCIAL STATEMENTS




The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at October 31, 2000 (with comparative figures as at January 31, 2000) and the statement of operations for the three months ended October 31, 2000 and 1999, for the nine months ended October 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 2000 and the statement of cash flows for the nine months ended October 31, 2000 and 1999 and for the period from February 2, 1999 (date of incorporation) to October 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.


Operating results for the quarter ended October 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                      October 31, 2000 and January 31, 2000

                      (Unaudited - Prepared by Management)





                                                            October 31    January 31
                                                               2000          2000
                                                           ------------  ------------
ASSETS
CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $       237   $     1,428

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .            -             -
                                                           ------------  ------------

                                                           $       237   $     1,428
                                                           ============  ============

LIABILITIES

      Accounts payable and accrued liabilities. . . . . .  $     3,974   $     2,055
      Due to a director . . . . . . . . . . . . . . . . .       13,425         9,932
                                                           ------------  ------------

                                                                17,399        11,987
                                                           ------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding        2,401         2,401

     Capital in excess of par value . . . . . . . . . . .       17,850        10,200

     Deficit accumulated during the development stage . .      (37,413)      (23,160)
                                                           ------------  ------------

           Total Stockholders' Deficiency . . . . . . . .      (17,162)      (10,559)
                                                           ------------  ------------

                                                           $       237   $     1,428
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

                     (Unaudited  -  Prepared by Management)






                                FOR THE THREE   FOR THE THREE   FOR THE NINE    FOR THE NINE
                                   MONTHS           MONTHS         MONTHS           MONTHS
                                    ENDED            ENDED          ENDED            ENDED       INCEPTION
                                  OCTOBER 31,      OCTOBER 31,   OCTOBER 31,       OCOTBER 31        TO
                                    2000             1999           2000              1999    OCTOBER 31, 2000
                                ------------     ------------    -----------     -----------   ---------------
SALES. . . . . . . . . . .  $          -        $        -    $         -       $        -     $          -
                            --------------  -----------------  ------------  --------------  -----------------

EXPENSES
    Accounting and audit .           950                  -         2,900               -              7,400
    Bank charges . . . . .            24                  -            63              20                 89
    Edgar filing fees. . .           272                  -         1,837               -              1,837
    Filing fees. . . . . .             -                  -             -               -                125
    Franchise tax. . . . .             2                  -           102               -                102
    Geological report. . .             -                 80             -           1,280              1,280
    Incorporation costs
         written off . . .             -                  -             -             264                519
    Management fees. . . .         1,500              1,500         4,500           4,500             10,500
    Office . . . . . . . .           357                  -           357              91                727
    Rent . . . . . . . . .           900                900         2,700           2,700              6,300
    Staking costs. . . . .             -              2,700             -           3,085              3,196
    Telephone. . . . . . .           150                150           450             450              1,155
    Transfer agent fees. .            58                  -         1,344           1,375              4,183
                            ------------    -----------------  ------------  --------------  -----------------

NET LOSS . . . . . . . . .  $      4,213        $     5,330    $   14,253        $ 13,765       $     37,413
                                 =======             ======        ======          ======             ======


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $          -        $         -    $      0.01       $   0.01
                                 =======             ======        =======         =======

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .     2,400,820          2,400,820      2,400,820      2,197,809
                               =========          =========       ========      ==========





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

                      (Unaudited - Prepared by Management)





                                                      FOR THE NINE      FOR THE NINE        INCEPTION
                                                      MONTHS ENDED      MONTHS ENDED            TO
                                                    OCTOBER 31, 2000   OCTOBER 31, 1999  OCTOBER 31, 2000
                                                   ------------------  ----------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $    (14,253)     $     (13,765)        $  (37,413)

     Adjustments to reconcile net loss to net
      Cash provided by operations:

          Increase in accounts payable. . . . . .         1,919              2,080               3,974
          Increase in due to a director . . . . .         3,493              6,940              13,425
                                                       ---------           -------              -------

               Net Cash (Deficit) from Operations        (8,841)            (4,745)            (20,014)
                                                       ---------           --------             -------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .             -                  -                   -
                                                       --------             -------             -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .             -              2,401               2,401
          Capital contributions - expenses. . . .         7,650              7,650              17,850
                                                       --------            -------              -------

                                                          7,650             10,051              20,251
                                                       --------            -------              -------

     Net Increase (Decrease) in Cash. . . . . . .        (1,191)             3,050                 237

     Cash at Beginning of Period. . . . . . . . .         1,428                  -                   -
                                                        -------           --------              -------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $        237       $      3,050          $      237
                                                        =======           ========              =======





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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to October 31, 2000 of $37,413. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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


Liquidity  and  Capital  Resources
----------------------------------

The Company has $237 in cash as at October 31, 2000 which represents its only asset other than the Rubincon and Bridge mineral claims. The Company was indebted to creditors in the amount of $3,974 and to related parties in the amount of $13,425. The amount owed to third parties as at October 31, 2000 is $1,000 to the Company's auditors and $1,350 to the Company's accountant, $311 for office services and $1,313 for amounts owed to the transfer agent. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                   -------
Auditing . . . . . . . . . . . . . . . .  i        $ 2,900
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii         2,000
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,210
Transfer agent's fees. . . . . . . . . .  Vi         1,600
                                                   -------
                                                    11,400
Amounts owed to third parties. . . . . .             3,974
                                          -------
    Estimated requirements for 12 months           $15,374
                                                   =======




The Company has given no consideration to management fees, rent or telephone in the above projection of funds required over the next twelve months due to the following reasons.

Management fees are expensed at $500 per month with an offsetting credit to Capital in Excess of Par Value on the balance sheet. Since the directors and officers receive no compensation from the Company, and yet contribute time, the Company feels it should recognize this expense in its financial statements. No future payment in either cash or stock will be made against this accrual. The total amount expensed during the current period was $4,500.

Rent is not incurred by the Company but the Company realizes that there is a benefit in using the personal resident of its directors and therefore expenses $300 a month with an offsetting credit, similar to management fees, to Capital in Excess of Par Value. The total amount expensed for rent during the current period was $2,700.

Telephone expense has been accrued at $50 per month for a total of $450 for the period ended October 31, 2000. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - October  $     500  $       450  $  950
Form 10-KSB - January      1,400          750   2,150
Form 10-QSB - April .        500          450     950
Form 10-QSB - July. .        500          450     950
                       ---------  -----------  ------
                       $   2,900  $     2,100  $5,000
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

The only material change, during the year to date, was on February 7, 2000 when the Company acquired the Bridge claim located in the Bralorne Mining District of British Columbia, Canada. Subsequently, the Company allowed the Rubincon claim to lapse and lost its interest in the mineral rights attached thereto. There are no liabilities to the Company associated with the Rubincon claim.

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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending October 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                              By: /s/ Irene Campany
                                 Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending October 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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