Form 10KSB/A
period 2001-01-31
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-KSB/A (AMENDED)



(x) ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)


     For  the  fiscal  year  ended          January  31,  2001
                                            ------------------


(  )    TRANSACTION  REPORT  UNDER  TO  SECTION  13  OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)


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


Issuer's  telephone  number,  including  area  code            1-(604)  929-0637

                                                              ------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
        None                                              None
      --------                                          --------

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

                       DOCUMENTS INCORPORATED BY REFERENCE


Refer  to  Part  IV  for  documents  included  by  reference.

                                TABLE OF CONTENTS




PART  1
-------





                                                             Page
                                                -------------------------------
ITEM 1.. . . . . . DESCRIPTION OF BUSINESS                      4

ITEM 2.. . . . . . DESCRIPTION OF PROPERTY                     10

ITEM 3.. . . . . . LEGAL PROCEEDINGS                           14

                   SUBMISSION OF MATTERS TO VOTE OF
ITEM 4.. . . . . .   . .  SECURITIES HOLDERS                   15

PART II
--------

ITEM 5             MARKET FOR COMMON EQUITY AND RELATED
... . . . .         . . .  STOCKHOLDER MATTERS                  15

ITEM 6             MANAGEMENT'S DISCUSSION AND ANALYSIS
      .. . . . .   . . .  OR PLAN OF OPERATION                 16

ITEM 7.. . . . .   FINANCIAL STATEMENTS                        20

ITEM 8             CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND
      .. . . . .   . . .  FINANCIAL DISCLOSURE                 20

PART III
---------

ITEM 9              DIRECTORS, EXECUTIVE OFFICERS,
                          PROMOTERS, AND CONTROL PERSONS,
                          COMPLIANCE WITH SECTION 16 (a) OF
      .. . . . .  . . . . THE EXCHANGE ACT                     20

ITEM 10. . . . . . EXECUTIVE COMPENSATION                      23

ITEM 11            SECURITY OWNERSHIP OF CERTAIN
         . . . . . . . .  BENEFICAL OWNERS AND MANAGEMENT      25

                   CERTAIN RELATIONSHIPS AND RELATED
ITEM 12. . . . . . . . .  TRANSACTIONS                         26

PART IV
--------

ITEM 13. . . . . . EXHIBITS                                    27

                   SIGNATURES . . . . .                        28

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL  OVERVIEW  OF  THE  COMPANY


The Company was incorporated on February 2, 1999. The Company has no subsidiaries and no affiliated companies. Since inception the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassifications, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The executive offices of the Company are located at 415 - 10357 109th Street, Edmonton, Alberta, Canada, T5J 1N3 (Tel: 780-420-1237) as at January 31, 2001.



The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claims. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.



Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board. Nevertheless, there is no guarantee a quotation will ever happen thereby resulting in no established market for the Company's shares.



One of the mineral claims owed by the Company is known as the 'Rubincon' Claim. The Company holds the rights to the minerals on the Rubincon property until February 28, 2002. The land itself is owned by the Province of British Columbia. If the Company does not undertake an exploration program ("assessment work") on the mineral claim on or before February 28, 2002 in the amount of $1,600 or pay a similar amount as cash-in-lieu to the Crown the rights to the minerals will expire and the property can be 'staked' by another party.


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


The Company has filed with the Securities and Exchange Commission (the "SEC") various documents such as Forms 10-SB, 10-KSB, 10-QSB and other forms. The Company has not distributed to its shareholders an annual report which included the audited financial statements, information circular and proxy.

The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by accessing the website using the following address:
http://www.sec.gov.  Presently  the  Company  does  not  have  its  own Internet
             -----
address. Shareholders can contact the Company at the address shown on the cover sheet of this Form 10-KSB to obtain a copy of any reports filed with the SEC.



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

1.     THE  COMPANY  IS  AN  EXPLORATION  STAGE COMPANY WITH A LIMITED OPERATING
       HISTORY

Being an exploration stage company with limited operating history makes it difficult to evaluate whether the Company will ever operate profitably. It has no business track record and having not earned any revenues since its inception makes if difficult to base any opinion on the future success of the Company. Given the Company's limited operating history, lack of revenue, having operating losses and knowing it will incur net losses for some time into the future, there can be no assurance the Company will achieve the goals it has set itself by finding an ore body of merit on its mineral claim.

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2001 of $42,363. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claims.

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

8.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

In  Canada,  there  are numerous mining and exploration companies, both big and small, and competition among these companies is intense. All of these mining companies are seeking properties of merit, availability of funds and distribution of their minerals. The Company will have to compete against such companies to acquire the funds to further develop and explore its claims. The availability of funds for exploration is extremely limited and the Company might find it difficult to compete with larger and more well-known companies for capital. Even though the Company has the rights to the minerals on the Rubincon and Bridge claims, there is no guarantee it will be able to raise sufficient funds in the future to maintain these claims in good standing, complete exploration or develop the claims. Therefore, if the Company does not have sufficient funds for exploration, the claims might lapse and be staked by other mining interests, which would represent a complete loss of all rights to the claims. The Company might be forced to seek a joint venture partner to assist in the development of the Rubincon and Bridge claims. In this case, there is the possibility the Company might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on the Company's ability to attract talent from the mining field. There is no assurance the Company's mineral expansion plans will be realized.

9.     MINING  INVOLVES  A  HIGH  DEGREE  OF  RISK.

Exploration and eventually mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Company's results of operations or financial condition, and its ability to continue as a going concern.

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

12.     NO  SURVEY  HAS  BEEN  PERFORMED

The Rubincon and Bridge claims has never been surveyed and, accordingly, the precise location of the boundaries of the properties and ownership of mineral rights on specific tracts of land comprising the claims may be in doubt.

13.     WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at January 31, 2001, have indicated a concern in their audit opinion on whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing the Company might cease to operate.

14. FUTURE TRADING IN THE COMPANY'S STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL THE COMPANY'S SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares most likely will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company's securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when they are finally quoted.

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

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company has had any mining experience other then Jack Cewe who has been in the mining and production of gravel for 50 years. He has had no experience in the mining of precious metals similar to the other directors. The Company will have to hire consultants to undertake work on its mineral claims which might be expensive. The Company carries no key-man insurance.

21.     NUMBER  OF  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES

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

22.     RECENTLY  ENACTED  AND  PROPOSED  REGULATORY  CHANGES

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause the Company to incur increased costs as it evaluates the implications of new rules and responds to new requirements. The new rules will make it more difficult for the Company to obtain certain types of insurance, including directors and officers liability insurance, and the Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. The Company is presently evaluating and monitoring developments with respect to these new and proposed rules, and it cannot predict or estimate the amount of the additional costs it may incur or the timing of such costs.

While in the exploration stage the Company does not need governmental approval to explore the claim unless a decision is made by the Company to install facilities or undertake a major exploration program which will change the surrounding area of the claim. The Company does not intend to undertake the latter.

The Company has not spent any time or money on research and development of a product in the last two years.

As mentioned previously, the Company does not know the cost of adhering to various environmental laws.



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

PROPERTY  GEOLOGY

Detailed geological mapping of the Zeballos Mining Camp was completed by J.S. Stevenson in 1950. Mesozoic volcanics and sediments of the Vancouver Group outcrop and are intruded by Coast intrusives of probable Jurassic age over this relatively small area (58 km ) (22.6 miles). Geological mapping by Stevenson did not attempt to make regional correlations but instead used lithology of the rocks to define the mappable units. For a definition of the various geological terms used below refer to Exhibit A - Glossary of Geological and Technical Terms.

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

The major structure of the area is a monoclinal fold that strikes northwest and dips 40 to 60 degrees southwest. The fold contacts is modified by a major northwest trending dragfold between Lime and Contact creeks in which the crest follows Lime creek and the trough follows the ridge 1,800 feet to the east. Minor dragfolds occur near with the quartz diorite. A major northwesterly trending fault of indeterminate displacement follows the North Fork of the Zeballos river and appears to dip vertically or steeply east.

EXPLORATION  OF  THE  BRIDGE  CLAIM

The Company staked the Bridge claim on February 7, 2000. The claim is located in the Bralorne mining district of British Columbia, Canada. As at January 31, 2001, the Company had not received a geological report on the Bridge claim since it was not completed until April 18, 2001.

The Bridge property consists of a single lode mineral claim of approximately 1,235 acres. Pertinent claim information is as follows:

          Claim  name:                                  Bridge
          Tenure  Number:                               374400
          Number  of  Units:                                18
          Record  Date:                     February  7,  2000
          Good  to  Date:                   February  7,  2002

The claim was maintained in good standing until February 2, 2002 due to exploration work being performed on it in December 2000 - refer to "Assessment Work Performed in December 2000" as noted below.

GEOLOGY

The Bridge property is shown to be underlain mainly by rocks of the Bridge River terrain (greenstone, cherty argillite, limestone and dioritic intrusives) in contact with ultramafic and basic intrusions to the southwest.

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

AREA  AND  LOCAL  MINERALIZATION

The Bridge area hosts two large past-producing mines and several smaller past-producers. There are more than 60 additional mineral properties in the Bridge River area ranging in development status from prospect to property with
developed  ore  reserves.   The  following  table  describes  gold  and  silver
production from some of the more significant mining operations in the Bridge River area.





NAME OF       MINED        GOLD      SILVER
MINE          (TONS)     (OUNCES)   (OUNCES)
Bralorne .   4,528,562   3,130,115   784,629
Pioneer. .   2,104,053   1,483,065   271,857
Minto Mine      73,318      19,503    56,189
Coronation      10,140       7,833     1,115
Congress .         857          92        47
Wayside. .      35,553        5933       930




The  style  of  mineralization in the Bridge River area is similar to the Mother
Lode camp in California. The two camps have similarities in ore, vein mineralogy, wallrock alternations and wallrocks, and are similar in association of the ore veins with a major fault along a belt of elongated serpentine bodies that flank the margins of granite batholiths.

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

EXPLORATION  HISTORY  AND  PREVIOUS  WORK

The area presently covered by the Bridge property was explored in the mid-1930's, when the area was covered by the Norma claim. A short adit, the Norma adit, was driven along a strike fault or vein paralleling the north-south formation strike, in an area of intense quartz-carbonate alternation. Other exploration in the immediate surrounding area during the 1930's included exploration 1.25 miles north of the Norma adit and the Reliance gold-antimony prospects, located approximately 1.56 miles northeast of the Norma adit.

In the mid-1980's, the area was covered by the Norma and Big Apple claims. This area received further exploration attention, in conjunction with exploration activity in the Bralorne area as a whole. This attention relates to the increase in gold price at the time. This work succeeded in detecting areas of anomalous gold, arsenic and silver in the soil and several geophysical conductors.

ASSESSMENT  WORK  PERFORMED  IN  DECEMBER  2000

In December 2000, the Company undertook a small exploration program on the Bridge claim. On the Bridge claim's north section, a general topographical reconnaissance was carried out to determine the best grid layout due to extreme topography. Baseline station 0 + 000 N is located 450 feet east of the line corner post. The baseline was oriented at azimuth 360 degrees and horizontally chained and flagged ever 30 feet. Grid station X-lines were established every 90 feet from 0 + 000 N to 0 + 720 N totaling 2,160 feet of baseline.

On the west section of the Bridge claim, the baseline was located approximately 2,250 feet up McDonald Creek from the road. The baseline was oriented at azimuth 270 degrees and horizontally chained and flagged every 30 feet. Grid stataion X-lines were established every 90 feet from Station 0 + 0000 W to 0 + 0510 W; totaling 1,530 feet of baseline.

A  total  budget  of  Cdn.  $2,189  was  expended  on  this exploration project.

Company's  Main  Product
------------------------

The Company's main product will be, if possible, the sale of gold and silver that can be extracted once the mineral property has been explored. Since the properties have had limited exploration on them, there is no guarantee any ore body will ever be found.

Company's  Exploration  Facilities
----------------------------------

The Company has no plans to construct a mill or smelter on the Bridge claim since within several miles of the claim there is a mill which at this time is not operating. The Company might not find enough ore, or maybe none, to require the use of a mill.

While in the exploration phase, the exploration crew will be living in the town of Gold Bridge due to its close proximity to the Bridge claim and to avoid building any permanent facilities.

Other  mineral  properties
--------------------------

The Company has not identified any other mineral properties for staking and therefore has only the Rubincon and the Bridge claims. It is the intention of management to identify other properties of merit in the future but to date none have been identifies.

On February 2, 2002, the Rubincon claim was forfeited and the Company no longer has an interest in the minerals of the claim and there is no liability attached to the claim.

Investment  Policy
------------------

The Company has no limitations on the type of investments the Board of Directors can acquire although it is the intention of management to direct any idle funds into interest bearing securities. The investment policy of the Company does not have to be changed by the a vote of the shareholders. It will be the Company's policy to acquire assets primarily for income rather than for possible capital gains.





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

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. There are no restrictions on the payment of dividends but the Company does not have sufficient funds on hand to pay any dividends and when, and if, the occasion occurs that the Company has additional funds available to it, management feels it will direct any surplus funds to the development of its mineral claim.

From inception through to January 31, 2001, the Company has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):

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

As at January 31, 2001, the Company had 32 shareholders; two of these shareholders are officers and directors of the Company.

There are no warrants, stock options or securities convertible into common shares outstanding as at January 31, 2001. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan.




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


The Company is in the exploration stage and is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of either the Rubincon or Bridge claims, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral properties to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Liquidity  and  Capital  Resources
----------------------------------


As at January 31, 2001, the Company had $291 in assets, and $19,853 of liabilities, including cash or cash equivalents amounting to $291. The liabilities of $19,853 are amounts of $4,500 accrued for audit and accounting,

$1,372 owed to the transfer agent, $238 owed to an independent Edgar filer and $318 for office expenses and the amount of $13,425 due to related parties. The amount due to related parties is non-interest bearing and has no fixed terms of repayment.

Funds  required  for  the  next  twelve  months

     The  requirements  for  funds  over  the next twelve months are as follows:





Expense                                                     Amount
----------------------------------        --------------  --------
Accounting and audit . . . . . . . . . . . . . .       (i)  $5,450
Bank charges . . . . . . . . . . . . . . . . . .      (ii)      70
Edgar filing fees. . . . . . . . . . . . . . . .     (iii)   1,170
Exploration expenses . . . . . . . . . . . . . .      (iv)   5,000
Filing fees. . . . . . . . . . . . . . . . . . .       (v)     150
Franchise taxes - Delaware . . . . . . . . . . .      (vi)     100
Office expenses. . . . . . . . . . . . . . . . .     (vii)     300
Transfer agent's fees. . . . . . . . . . . . . .    (viii)   1,700
                                                            ------
    Required funds for future expenses . . . . .            13,940
Outstanding accounts payable - unrelated parties      (ix)   6,428
                                                            ------
   Funds required for forthcoming year . . .         . .  $ 20,368
                                                           =======




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

Telephone expenses are not incurred by the Company since it no longer has its own telephone number but uses the telephone number of its President. Once the Company is able to fund the cost of a telephone, it will obtain its own telephone line. Nevertheless, management feels that its operations should include a cost for a telephone and, therefore, has set up $50 each month to reflect this cost. Similar to management fees and rent the accrual each month has been credited to Capital in Excess of Par Value. The total amount recognized in the current year is $600.

(i) Accounting and audit represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:

               January  31,  2001     Form  10KSB       2,450
               April  30,  2001       Form  10QSB       1,000
               July  31,  2001        Form  10QSB       1,000
               October  31,  2001     Form  10QSB       1,000
                                                        -----
                                                       $5,450
                                                       ======

(ii) The Company has only one bank account where the only charge each month is a service charge.

(iii) The Company used the services of RCI Group of Washington, DC to file its Forms 10-KSB and 10-QSB. During the year, they will file the applicable Forms for the year ended January 31, 2001 and the quarters ended April 30, July 31 and October 31, 2001.

(iv) During the forthcoming year the Company will undertake a small exploration program on the Bridge claim and complete the geological report on the claim.

(v) Represents fees to be paid to The Company Corporation as registered agent for the Company in the State of Delaware.

(vi)     The  Franchise  Tax  is  based  on  historical  payments.

(vii) Office expenses comprise an estimate of photocopying, fax and delivery charges.

(viii)   The  annual charge  to the transfer agent is $1,200 and a fee of $15
         per  each new share certificate issued.   The above amount represents
         the annual fee  and  estimated interest charges for late payment
         (due to the Company having limited  funds  at  this  time).

(ix) Funds will be required during the year to settle accounts with unrelated creditors. No consideration has been given to the settlement of any amounts owed to related parties.

The Company presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. The directors and officer might have to advance further funds to the Company or seek some form of institutional borrowing guaranteed by the directors and officers.

The Company is years away from mining an ore body and may never be in the position to do so. Unless substantial funds are realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claim or it assumes a small carried interest in the claims.

Expenses  incurred  during  the  current  year

During the fiscal year ended January 31, 2001, the Company incurred the following expenses:





Expense                                        Amount
                                               ------
Accounting and audit . . . . . . . .  i      $  5,050
Bank charges . . . . . . . . . . . .               79
Edgar filing fees. . . . . . . . . .  ii        2,075
Franchise fees . . . . . . . . . . .              102
Management fee . . . . . . . . . . .  iii       6,000
Office . . . . . . . . . . . . . . .  iv          295
Rent . . . . . . . . . . . . . . . .  iii       3,600
Telephone. . . . . . . . . . . . . .  iii         600
Transfer agent's fees. . . . . . . .  v         1,402
                                               ------
             Total expenses for year          $19,203
                                               ======

i.     Accounting  and  audit

The Company had its financial statements audited as at January 31, 2001 and reviewed for the quarters ending April 30, July 31 and October 31, 2000. The amount charged by the auditors for this service was $2,900. A separate invoice was received in the amount of $50 from the auditors for the preparation of the annual corporate tax return. In addition, the Company had an accountant prepare the necessary working papers for submission to the auditors for the review and/or examination of the above noted financial statements. The cost of this work was $2,100.

ii.     Edgar  filing  fees

The Company paid $1,140 for filing its Form 10-SB on Edgar system and a further $935 of the filing of three Form 10-QSBs.

iii.     Management  fee,  rent  and  telephone

As discussed above, the Company has not incurred any charges for these expenses but gives recognition to them by crediting Capital in Excess of Par Value.

vi.     Office

Represents fax, photocopying, printing and delivery charges incurred during the year.

       ix.  Transfer  agent's  fees

During the year the Company paid Nevada Agency & Trust Company of Reno, Nevada the annual transfer agent's fee of $1,200 and $202 in interest on outstanding balance.

The Company has no contractual obligations for either lease premises, employment agreements or immediate work commitments on either the Rubincon or Bridge claims and has made no commitments to acquire any asset of any nature.

The  Company  does  not  expect  significant changes in the number of employees.



Results  of  Operations
-----------------------


Since inception the Company has purchased the Rubincon and Brdige claims and preformed limited exploration work on each of the claims as more fully described above. Due to the terrain of the Rubincon claim, management has decided not to undertake any further work commitments on the claim itself and in 2002 the claim lapsed..






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






                                                                  Term as
                                                                  Director
Name                                 Age       Position Held       Since
---------------------------------  --------  ----------------------  -----
  Roman Kujath. . . . . . . . . .    70    President and Director   1999

  Albert Ezzy . . . . . . . .        66    Secretary Treasurer      1999
                                               and Director

  Jack Cewe . . . . . . . . .        79    Director                 1999





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

ROMAN KUJATH has been president of Roman M. Kujath Architects Ltd. since 1975. He has practiced in Canada and abroad as an Architect (Masters degrees in both Architecture and Engineering). Mr. Kujath has been responsible for over $1 billion dollars worth of construction, including the $100 million Place de Ville in Ottawa, Canada for the Campeau Corporation. He also was a developer for a number of turn-key housing projects in the southern United States in the early
1970s. He is also a director of Peabodys Coffee Inc., a company currently listed on the OTC Bulletin Board, which specializes in coffee sold via a kiosk system. Peabodys Coffee Inc. is headquartered in Sacramento, California. He is also director of Summit Care Corporation, an Alberta, Canada, company established to develop and operate long term care facilities in Alberta. Mr. Kujath is a member of the Royal Architectural Institute of Canada, a past corporate member of the American Institute of Architects, a member of the Architectural Institute of British Columbia and the Alberta Association of Architects.


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

JACK CEWE has been involved in the general construction and mining business for the past 50 years. He was born in Richmond, BC. Mr. Cewe is the founder of Jack Cewe Ltd., a general contracting and aggregate mining company. Mr. Cewe has been actively involved in the operation of the company for the past 40 years. Mr. Cewe currently is the director and officer for the following private companies:




Name                          Type of Business    Founded         Location
--------------------------  --------------------  -------  ----------------------
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

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction,permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.
-----------------------

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







Name                         Position               Report  to  be  Filed
----                         --------               ---------------------

Roman  Kujath         President and Director                  Form 3

Albert  Ezzy          Secretary-Treasurer/Director            Form  3

Jack  Cewe            Director                                Form  3

Subsequent to the year-end, on March 12, 2001, the Company appointed two new directors to replace Albert Ezzy and Jack Cewe. The following table sets forth the name, age, position and term of office of the directors as at March 12, 2001.

Albert Ezzy resigned as a director due to reaching the age of retirement and no longer wishing to be involved in business interests. Jack Cewe wished to devote more time to his businesses due to having had a heart problem.

The following represents the resumes on the two new directors as mentioned above:

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

     The following table sets forth compensation paid or accrued by the Company during the period ended January 31, 2001 to the Company's President, Directors and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (1999-2001)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                   Annual  Compensation       Awards           Payouts
                    --------------------      ------           -------




      (a)              (b)   (c)      (e)      (f)       (g)      (h)        (i)
                                     Other  Restricted                    All other
                                     annual   stock    Options/   LTIP      compen-
Name and Princi- . .                  Comp.   awards     SAR     payouts    sation
pal position . . . .  Year  Salary    ($)      ($)       (#)       ($)        ($)
--------------------  ----   -----    -----    -----    ------    ----        ----

Roman Kujath . . . .  1999   -0-      -0-       -0-      -0-       -0-        -0-
President and. . . .  2000   -0-      -0-       -0-      -0-       -0-        -0-
     Director. . . .  2001   -0-      -0-       -0-      -0-       -0-        -0-

Albert Ezzy. . . . .  1999   -0-      -0-       -0-      -0-       -0-        -0-
Secretary Treasurer.  2000   -0-      -0-       -0-      -0-       -0-        -0-
  and Director . . .  2001   -0-      -0-       -0-      -0-       -0-        -0-

                      1999   -0-      -0-       -0-      -0-       -0-        -0-
Jack Cewe. . . . . .  2000   -0-      -0-       -0-      -0-       -0-        -0-
Director . . . . . .  2001   -0-      -0-       -0-      -0-       -0-        -0-






There has been no compensation given to any of the Directors or Officers during 1999 and 2000. There are no stock options outstanding as at January 31, 2001, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.


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






Name and Address                        Amount
 of Beneficial        Nature of      of Beneficial    Percent
    Owner            Ownership(1)      Ownership      of Class
---------------      ------------  --------------  ---------
CARSTEN MIDE
2453 Philips Place
Burnaby, B.C.
Canada, V5A 2W1. .  .  Direct           200,000 (2)      8.0 %

ROMAN KUJATH
415-10357 109TH Street
Edmonton, Alberta. . .      -                 -          0.0 %
Canada T5J 1N3 .

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


(2) The shares held by these shareholders are restricted since they were issued in compliance with the exemption from registration provided by
        Section 4 (2) of the Securities Act of 1933, as amended. After this stock has been held for one (1) year, the above-mentioned shareholders could sell a percentage of their shares every three months based on 1% of the outstanding stock. Therefore, this stock cannot be sold except in compliance with the provisions of Rule 144. Each of the share certificates have stop transfer instructions on them which have been stamped on the front of the share certificate.



(3)     These  share  are  owned  by  Mabel  Cewe,  wife  to  Jack  Cewe.




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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----


Report of Andersen, Andersen & Strong, Certified Public Accountants           33

Balance  Sheet  as  at  January  31,  2001                                    34

Statement of Operations for the Year Ended January 31, 2001 and Period from
     February 2, 1999 to January 31, 2000 and the Period February 2, 1999
     (Date  of  Inception)  to  January  31,  2001                            35

Statement  in  Changes  in  Stockholders'  Equity  for  the  Period  from
     February 2, 1999 (Date of Inception) to January 31, 2001                 36

Statement of Cash Flows for the Year Ended January 31, 2001 and the Period
     February 2, 1999 to January 31, 2000 and the Period February 2, 1999
    (Date  of  Inception)  to  January  31,  2001                             37

Notes  to  the  Financial  Statements                                         38

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

Exhibit  A  -  Glossary  of  Geological  and  Technical  Terms               41

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RUBINCON VENTURES INC.
                                ----------------------



                                  By: "Ted Reimchen"
                                  -------------------
                                     Ted Reimchen
                                 President and Director

        Date:  April 17, 2003


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                                  By: "Ted Reimchen"
                                  -------------------
                                     Ted Reimchen
                                 President and Director

         Date:  April 17, 2003

                                  By: "Irene Campany"
                                  --------------------
                                      Irene Campany
                              Secretary Treasurer and Director

         Date: April 17, 2003


                                  By: "Martine Rummelhoff"
                                  -------------------------
                                      Martine Rummelhoff
                                           Director

         Date: April 17, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Ted  Reimchen,  certify  that:

1. I have reviewed this annual report on Form 10-KSB for the year ended January 31, 2001 of Rubincon Ventures Inc., the registrant;

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

5   .  The  registrant's  other  certifying  officer  and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date: April 17, 2003                         /s/  "Ted  Reimchen"
                                             --------------------
                                       Ted  Reimchen,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                      /S/ Ted Reimchen, President and Director

Date:  April 17, 2003

I,  Irene Campany,  certify  that:

1. I have reviewed this annual report on Form 10-KSB for the year ended January 31, 2001 of Rubincon Ventures Inc., the registrant;

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

5   .  The  registrant's  other  certifying  officer  and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date: April 17, 2003                      /s/  "Irene Campany"
                                          --------------------
                              Irene Campany, Secretary Treasurer and  Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                                January 31, 2001






ASSETS
CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . .  $      291
                                                           -----------

            Total Current Assets. . . . . . . . . . . . .         291
                                                           -----------

OTHER ASSETS

      Mineral claims - Note 3 . . . . . . . . . . . . . .           -
                                                           -----------

                                                           $      291
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable. . . . . . . . . . . . . . . . . .  $    6,428
      Accounts payable - related parties. . . . . . . . .      13,425
                                                           -----------

             Total Current Liabilities. . . . . . . . . .      19,853
                                                           -----------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401

     Capital in excess of par value . . . . . . . . . . .      20,400

     Deficit accumulated during the exploration stage . .     (42,363)
                                                           -----------

           Total Stockholders' Deficiency . . . . . . . .     (19,562)
                                                           -----------

                                                           $      291
                                                           ===========






   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

             For the Year ended January 31, 2001 and for the Period
              February 2, 1999  to January 31, 2000 and the Period
            February 2, 1999 (date of inception) to January 31, 2001







                               JAN 31,      JAN 31,     FEB 2, 1999 TO
                                2001         2000        JAN 31, 2001
                            -----------  -----------  ----------------
REVENUES . . . . . . . . .  $        -   $        -   $             -

EXPENSES . . . . . . . . .      19,203       23,160            42,363
                            -----------  -----------  ----------------

NET LOSS . . . . . . . . .  $  (19,203)  $  (23,160)  $       (42,363)
                            ===========  ===========  ================



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $    (0.01)  $    (0.01)
                            ===========  ===========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,400,820    2,248,702
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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2001







                                                                         CAPITAL IN
                                                   COMMON  STOCK          EXCESS OF        ACCUMULATED
-                                                 SHARES    AMOUNT        PAR VALUE          DEFICIT
                                                ----------  ------        ----------       -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .           -  $    -       $       -         $        -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . .    2,400,820    2,401               -                  -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .          -        -          10,200

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .          -        -               -            (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .           -       -           10,200                 -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .           -       -               -            (19,203)
                   . . . . . . . . . . . . .             .       .               .                   .
                                               -----------  ------           ------            -------

BALANCE JANUARY 31, 2001 . . . . . . . . . . .  2,400,820  $ 2,401     $     20,400        $  (42,363)
                                                ==========  ======        =========           ========










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







                                                           JAN 31,      JAN 31,    FEB 2, 1999 TO
                                                            2001         2000       JAN 31, 2001
                                                        -------------  ---------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . . . .      $(19,203)  $(23,160)         $(42,363)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . . . . . .         7,866     11,987            19,853
          Contributions to capital - expenses. . . . .        10,200     10,200            20,400
                                                        -------------  ---------  ----------------

               Net Cash Flows used in Operations . . .        (1,137)      (973)           (2,110)
                                                        -------------  ---------  ----------------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .             -          -                 -
                                                        -------------  ---------  ----------------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .             -      2,401             2,401
                                                        -------------  ---------  ----------------

     Net Change in Cash. . . . . . . . . . . . . . . .        (1,137)     1,428               291

     Cash at Beginning of Period . . . . . . . . . . .         1,428          -                 -
                                                        -------------  ---------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .       $   291   $  1,428          $    291
                                                           =========    =======             ======


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
             1999 - 2001                                     $10,200   $ 10,200         $   20,400
                                                             =======     ======            =======





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

Argillite - A compact rock derived from either mudstone or shale but lacking lamination or cleavage.

Boxwork - A network of intersecting blades or plates of limonite or other iron oxide, deposited in cavities and along fracture planes from which sulfides have been dissolved by processes associated with the oxidation and leaching of sulfides ores; especially copper deposits.

Chert - A hard, dense, dull sedimentary rock consisting dominantly of interlocking crystals or quartz less than about 30um in diameter.

Diorite  -  A  course-grained  plutonic  igneous  rock  containing  quartz.

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

Greenstone - A field term applied to any compact dark-green altered or metamorphosed basic igneous rock.

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

Mafic  -  Pertaining  to  or  composed  dominantly  of  rock  forming silicates.

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

Schistosity  -  It  is  considered  by  some  to  be  a  form  of  cleavage.

Sedimentary  rock  -  A  rock resulting from the consolidation of loose sediment
that  has  accumulated  in     layers.

Silicate  -  A compound regarded as a salt or ester of any of the silicic acids.

Staking - is the method used by the ministry of mines for the Province of British Columbia in verifying title to the minerals on Crown property. The individual staking a claim, known as the "staker" inserts a post or stake into the ground of unstaked property and defines this post as the corner post or "identification" post. A serial pre-numbered tag, purchased from the Gold Commissioner's office (a department of the Ministry of Mines of British Columbia), is affixed to the post and the date and time of inserting the post into the ground is recorded on it as well as the proposed name of the Claim. The staker is required to walk in a line one in the directions from the stake and another line a 90 degree angle from the original walk starting at the corner post for another 1500 feet. Upon completion of these two walks the staker records the number of units being staked upon the metal tag on the corner post. This information is recorded on a 4 foot post mineral claim form and filed with the Gold Commissioner's Office.

Trending fold - A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, fold or orogenic belt.

Ultramafic  -  Said  of  an  igneous  rock  composed  chiefly of mafic minerals.

Volcanic rock - A generally finely crystalline or glassy igneous rock resulting from volcanic action at or near the Earth's surface, either ejected explosively or extruded as lava.