Form 10QSB/A
period 2001-04-30
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-QSB/A (AMENDED)




(X  )     QUARTERLY  REPORT  UNDER  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934


For  the  quarterly  period  ended          April  30,  2001
                                            ----------------


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

                              ------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                         Outstanding  as  of  April  30,  2001
        ----------                       -------------------------------------

    Common Stock, $0.001 per share                     2,400,820
                                                       =========

                                      INDEX



                                                                         Page
PART  1.          FINANCIAL INFORMATION                                Number

                                                                      -------

     ITEM  1.  Financial Statements (unaudited)                             3

               Balance Sheet as at April 30, 2001
                  (with comparative figures as at January 31, 2001)         4

               Statement of Operations
                  For the three months ended April 30, 2001 and 2000,
                  and for the period from February 2, 1999 (Date of
                  Inception) to April 30, 2001                              5

               Statement of Cash Flows
                  For the three months ended April 30, 2001 and 2000
                  and for the period from February 2, 1999 (Date  of
                  Inception) to April 30, 2001               .              6

               Notes to the Financial Statements                            7

     ITEM  2.  Management's Discussion and Analysis or Plan of Operation   10


PART  11       OTHER INFORMATION                                           16

     ITEM  1.  LEGAL PROCEEDINGS                                           16

     ITEM  2.  CHANGES IN SECURITIES                                       16

     ITEM  3.  DEFAULTS UPON SENIOR SECURITIES                             16

     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

     ITEM  5.  OTHER INFORMATION                                           17

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K        .                   17

               SIGNATURES                                           18  -  22

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

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          April 30 and January 31, 2001

                      (Unaudited - Prepared by Management)





                                                            April 30    January 31
                                                              2001         2001
                                                           ----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $      62   $       291

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .          -             -
                                                           ----------  ------------

                                                           $      62   $       291
                                                           ==========  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $  13,425   $    13,425
      Accounts payable. . . . . . . . . . . . . . . . . .      8,788         6,428
                                                           ----------  ------------

                                                              22,213        19,853
                                                           ----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding      2,401         2,401

     Capital in excess of par value . . . . . . . . . . .     22,950        20,400

     Deficit accumulated during the development stage . .    (47,502)      (42,363)
                                                           ----------  ------------

           Total Stockholders' Deficiency . . . . . . . .    (22,151)      (19,562)
                                                           ----------  ------------

                                                           $      62   $       291
                                                           ==========  ============





     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three months ended April 30, 2001 and 2000 and for the period from February 2, 1999 (Date of Inception) to April 30, 2001

                     (Unaudited  -  Prepared by Management)






                                     FOR THE THREE   FOR THE THREE
                                         MONTHS          MONTHS
                                         ENDED           ENDED          INCEPTION
                                       APRIL 30,       APRIL 30,           TO
                                          2001            2000       APRIL 30, 2001
                                     --------------  --------------  ---------------
SALES . . . . . . . . . . . . . . .  $      -     $         -       $        -
                                     --------------  --------------  ---------------

EXPENSES
    Accounting and audit. . . . . .       950           1,075           10,500
    Bank charges. . . . . . . . . .        16              19              121
    Edgar filing fees . . . . . . .         -           1,140            2,075
    Filing fees . . . . . . . . . .         -               -              125
    Franchise tax . . . . . . . . .         -               -              104
    Geological report . . . . . . .         -               -            1,280
    Incorporation costs written off
                                            -               -              519
    Management fees . . . . . . . .     1,500           1,500           13,500
    Office. . . . . . . . . . . . .         -               -              662
    Rent. . . . . . . . . . . . . .       900             900            8,100
    Staking costs . . . . . . . . .         -               -            3,196
    Telephone . . . . . . . . . . .       150             150            1,455
    Transfer agent fees . . . . . .     1,623              30            5,865
                                      -------        --------        ---------

NET LOSS. . . . . . . . . . . . . .  $  5,139      $    4,814        $  47,502
                                       ======         =======          =======


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . .  $      -      $        -
                                       ======         =======

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . 2,400,820       2,400,820
                                    =========       ==========






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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the three months ended April 30, 2001 and 2000 and for the period from February 2, 1999 (Date of Inception) to April 30, 2001

                      (Unaudited - Prepared by Management)





                                                    FOR THE THREE    FOR THE THREE    INCEPTION
                                                    MONTHS ENDED     MONTHS ENDED         TO
                                                      APRIL 30,       APRIL 30,        APRIL 30,
                                                        2001             2000            2001
                                                   -------------     -----------      -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $   (5,139)      $   (4,814)      $  (47,502)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .           -                -           13,425
          Increase in accounts payable. . . . . .        2,360             970            8,788
          Capital contributions - expenses. . . .        2,550           2,550           22,950
                                                     ---------         -------          --------

               Net Cash (Deficit) from Operations         (229)         (1,294)         ( 2,339)
                                                      --------         -------          --------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .            -               -                -
                                                      --------          ------          --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .            -               -            2,401
                                                       --------         -------         --------

                                                             -               -            2,401
                                                        -------          ------         --------

     Net Increase (Decrease) in Cash. . . . . . .         (229)         (1,294)              62

     Cash at Beginning of Period. . . . . . . . .          291           1,428                -
                                                         -------         ------         --------

     CASH AT END OF PERIOD. . . . . . . . . . . .   $       62        $    134         $     62
                                                         ======          =====           =======




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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to April 30, 2001 of $47,502. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claims.

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

19.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

The management of the Company, either directly or indirectly, owns 315,000 shares. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company has had any mining experience. This could cause hardships to the Company in that it will have to hire specialists to oversee the exploration activities on its mineral claims and this might prove to be expensive. The directors are interested in attracting an individual with mining experience to become a director of the Company.



Liquidity  and  Capital  Resources
----------------------------------


The Company has $62 in cash as at April 30, 2001 which represents its only asset other than the Rubincon and Bridge claims. The Company was indebted to creditors in the amount of $8,788 and to related parties in the amount of $13,425. The amount owed to third parties as at April 30, 2001 is $2,900 to the Company's auditors and $2,550 to the Company's accountant, $238 for Edgar filing fees, $2,995 for amounts owed to the transfer agent and $105 for various office services. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                    ------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,200
Accounting . . . . . . . . . . . . . . .  i          2,250
Bank charges . . . . . . . . . . . . . .                70
Edgar filing fees. . . . . . . . . . . .  ii         1,200
Filing fees. . . . . . . . . . . . . . .  iii          250
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          5,000
Transfer agent's fees. . . . . . . . . .  Vi         1,700
                                                   -------
                                                    13,970
Amounts owed to third parties. . . . . .             8,788
                                                    ------
    Estimated requirements for 12 months           $22,758
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

Telephone expense has been accrued at $50 per month for a total of $150 for the period ended April 30, 2001. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - April .  $     500  $       500  $1,000
Form 10-QSB - July. .        500          500   1,000
Form 10-QSB - October        500          500   1,000
Form 10-KSB - January      1,700          750   2,450
                       ---------  -----------  ------
                       $   3,200  $     2,250  $5,450
                       =========  ===========  ======




(ii) The Company used the services of RCI Group of Washington, DC to file its Forms 10-KSB and 10-QSB. Depending upon the length of the various Form 10-KSB and 10-QSBs, the cost will be approximately the amount estimated.

(iii) The Franchise Tax, estimated to be $100, is paid annually to the State of Delaware. In addition, the Company is required to pay $150 to The Company Corporation located in Delaware to act as its registered agent. Normally these charges are at the beginning of the year.

(iv)     Office expenses comprise photocopying,  fax  and  delivery charges.

(v) The Company will require a geological report on the Bridge claim at an estimated cost of $1,500 and will have to undertake some form of exploration work on the mineral claim so that it is maintained in good standing with the Gold Commissioner's office at the Ministry of
         Energy and Mines for British Columbia.   This  has  been  estimated
         to  be  approximately  $3,500.   Since management  does  not  intend
         to maintain the Rubincon claim in good standing no estimate of costs for assessment work have been projected.

(vi)     The  annual charge to the transfer agent is $1,200 and a fee of $15 per
         each new share certificate issued.   The balance is considered to be
         interest on account  of  late  payment.

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


Results  of  Operations
-----------------------


There have been no operations during the current period. There has been limited exploration work on the Bridge claim during the period.

On March 12, 2001, Irene Campany and Martine Rummelhoff became directors of the Company upon the resignations of Jack Cewe and Albert Ezzy. Subsequently the Board of Directors appointed Irene Campany as Secretary Treasurer.

There have been no material acquisitions or disposals of assets during the current period.




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



                                RUBINCON VENTURES INC.
                                ----------------------
                                     (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                      Ted Reimchen
                                  President and Director

       Date:  April 17, 2003



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                     Irene Campany
                            Secretary Treasurer and Director

        Date: April 17, 2003


                           By:    /s/ "Martine Rummelhoff
                          ---     -----------------------
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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                                 By: /s/ Irene Campany
                                 Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




               /S/ Irene Campany, Secretary Treasurer and Director

Date: April 17, 2003