Form 10QSB/A
period 2001-07-31
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

6

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

                            -------------------
               Registrant's  telephone  number,  including  area  code


                                    N/A

                                   -----
          (Former  name, address, and fiscal year, if changed since last report)

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
                                                         =========

                                      INDEX




                                                                          Page
PART  1.       FINANCIAL  INFORMATION                                   Number
                                                                        ------

     ITEM 1.   Financial  Statements  (unaudited)                            3

               Balance Sheet as at July 31, 2001
                  (with comparative figures as at January 31, 2001)          4

               Statement of Operations
                  For the three months ended July 31, 2001 and 2000,
                  for the six months ended July 31, 2001 and 2000 and
                  for the period from February 2, 1999 (Date of
                  Inception) to July 31, 2001                                5

               Statement of Cash Flows
                  For the six months ended July 31, 2001 and 2000 and for
                  the period from February 2, 1999 (Date of Inception)
                  to July 31, 2001                                           6

               Notes to the Financial Statements                             7

     ITEM 2.   Management's Discussion and Analysis or Plan of Operation    10


PART  11       OTHER INFORMATION                                            16

     ITEM 1.   LEGAL PROCEEDINGS                                            16

     ITEM 2.   CHANGES IN SECURITIES                                        16

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              16

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

     ITEM 5.   OTHER INFORMATION                                            16

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             16

               SIGNATURES                                            17  -  21

                                     PART 1




                         ITEM 1.   FINANCIAL STATEMENTS




The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2001 (with comparative figures as at January 31, 2001) and the statement of operations for the three months ended July 31, 2001 and 2000, for the six months ended July 31, 2001 and 2000 and for the period from February 2, 1999 (date of incorporation) to July 31, 2001 and the statement of cash flows for the six months ended July 31, 2001 and 2000 and for the period from February 2, 1999 (date of incorporation) to July 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                       July 31, 2001 and January 31, 2001

                      (Unaudited - Prepared by Management)





                                                             July 31     January 31
                                                              2001          2001
                                                           -----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $       48   $       291

OTHER ASSETS

     Mineral claims - Note 3. . . . . . . . . . . . . . .           -             -
                                                           -----------  ------------

                                                           $       48   $       291
                                                           ===========  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   16,585   $    13,425
      Accounts payable. . . . . . . . . . . . . . . . . .       7,430         6,428
                                                           -----------  ------------

                                                               24,015        19,853
                                                           -----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401         2,401

     Capital in excess of par value . . . . . . . . . . .      25,500        20,400

     Deficit accumulated during the development stage . .     (51,868)      (42,363)
                                                           -----------  ------------

           Total Stockholders' Equity . . . . . . . . . .     (23,967)      (19,562)
                                                           -----------  ------------

                                                           $       48   $       291
                                                           ===========  ============





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

                     (Unaudited  -  Prepared by Management)






                             FOR THE THREE   FOR THE THREE   FOR THE SIX   FOR THE SIX
                             MONTHS ENDED    MONTHS ENDED    MONTHS ENDED  MONTHS ENDED     INCEPTION
                               JULY 31,        JULY 31         JULY 31,      JULY 31,           TO
                                2001            2000             2001          2000       JULY 31, 2001
                            --------------   -------------    ----------    ----------     ------------
SALES. . . . . . . . . . .  $            -   $            -  $          -  $            -  $            -
                            --------------   -------------    ----------    ----------     -------------

EXPENSES
    Accounting and audit .        950              875         1,900           1,950          11,450
    Bank charges . . . . .         20               21            36              39             141
    Edgar filing fees. . .        774              425           774           1,565           2,849
    Filing fees. . . . . .        150                -           150               -             275
    Franchise tax. . . . .        105              100           105             100             209
    Geological report. . .          -                -             -               -           1,280
    Incorporation costs
         written off . . .          -                -             -               -             519
    Management fees. . . .      1,500            1,500         3,000           3,000          15,000
    Office . . . . . . . .         57                -            57               -             719
    Rent . . . . . . . . .        900              900         1,800           1,800           9,000
    Staking costs. . . . .          -                -             -               -           3,196
    Telephone. . . . . . .        150              150           300             300           1,605
    Transfer agent fees. .       (240)           1,255         1,383           1,285           5,625
                            ---------------  --------------  ------------  --------------  ---------

NET LOSS . . . . . . . . .  $   4,366        $   5,226      $  9,505        $ 10,039       $  51,868
                               ======          =======       =======         =======         =======


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $      -         $       -      $      -        $      -
                               ======          =======        ======         =======

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .  2,400,820        2,400,820     2,400,820       2,094,820
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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

               For the six months ended July 31, 2001 and 2000 and
            for the period from February 2, 1999 (Date of Inception)
                                to July 31, 2001

                      (Unaudited - Prepared by Management)





                                                 FOR THE SIX      FOR THE SIX       INCEPTION
                                                MONTHS ENDED     MONTHS ENDED          TO
                                                JULY 31, 2001    JULY 31, 2000    JULY 31, 2001
                                               ---------------  ---------------  ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . .  $   (9,505)     $   (10,039)      $  (51,868)

     Adjustments to reconcile net loss to net
      Cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . .       3,160            2,492           16,585
          Increase in accounts payable. . . .       1,002            1,025            7,430
          Capital contributions - expenses. .       5,100            5,100           25,500
                                                  -------          --------          -------

               Net Cash (Deficit) from
                  Operations. . . . . . . . .        (243)          (1,422)          (2,353)
                                                  --------        ---------          -------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . .           -                -                -
                                                   --------       ---------          -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . .           -                -            2,401
                                                   -------        ---------          -------

     Net Increase (Decrease) in Cash. . . . .        (243)          (1,422)              48

     Cash at Beginning of Period. . . . . . .         291            1,428                -
                                                   -------         --------          -------

     CASH AT END OF PERIOD. . . . . . . . . .  $       48       $        6        $      48
                                                   =======         =======          ========





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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2001

                      (Unaudited - Prepared by Management)


3.     MINERAL  CLAIMS

The company acquired a certain mineral claim known as the Rubicon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001. The claim was retained by making a $1,600 payment of cash in lieu of work and the new expiry date is February 28, 2002.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to July 31, 2001 of $51,868. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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

10.     ENVIRONMENTAL  CONCERNS

Prior to commencing mining operations on any of its claims, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The Acts that the Company has to adhere to are the "Timber Harvesting Practices Regulations", Mineral Tenure Act, Coal Act and Forestry Act. Each of the former Acts has their own environmental concerns which the Company must adhere to. The Company might be liable for pollution if it does not adhere to the requirements of the various Acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of overburden; being the soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province. The cost and effect of adhering to the environmental requirements are unknown to the Company at this time and cannot be reasonably estimated.

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

Liquidity  and  Capital  Resources
----------------------------------


The Company has $48 in cash as at July 31, 2001 which represents its only asset other than the Rubincon and Bridge mineral claims. The Company was indebted to creditors in the amount of $7,430 and to related parties in the amount of $16,585. The amount owed to third parties as at July 31, 2001 is $500 to the Company's auditors and $3,000 to the Company's accountant, $1,012 for Edgar filing fees, $2,755 for amounts owed to the transfer agent and $163 for office expenses. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                    ------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,200
Accounting . . . . . . . . . . . . . . .  i          2,250
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii         1,200
Filing fees. . . . . . . . . . . . . . .  iii          250
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          5,000
Transfer agent's fees. . . . . . . . . .  Vi         1,700
                                                   -------
                                                    13,990
Amounts owed to third parties. . . . . .             7,430
                                                   -------
    Estimated requirements for 12 months           $21,420
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

Telephone expense has been accrued at $50 per month for a total of $300 for the period ended July 31, 2001. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - October  $     500  $       500  $1,000
Form 10-QSB - January      1,700          750   2,450
Form 10-KSB - April .        500          500   1,000
Form 10-QSB - July. .        500          500   1,000
                       ---------  -----------  ------
                       $   3,200  $     2,250  $5,450
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

There have been no material acquisitions or disposals of assets during the period.



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



                                RUBINCON VENTURES INC.
                                ----------------------
                                     (Registrant)




                             By:     /s/  "Ted Reimchen"
                             ---     -------------------
                                        Ted Reimchen
                                   President and Director

       Date:  April 17, 2003



                             By:     /s/ "Irene Campany"
                             ---     -------------------
                                        Irene Campany
                              Secretary Treasurer and Director

       Date:  April 17, 2003



                             By:     /s/ "Martine Rummelhoff"
                            ---      ------------------------
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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending July 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                                 By: /s/ Irene Campany
                                Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending July 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                           /S/ Irene Campany, Secretary Treasurer and Director

Date:  April 17, 2003