Form 10QSB/A
period 2001-10-31
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

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
                                                      =========

                                      INDEX




                                                                          Page
PART  1.      FINANCIAL  INFORMATION                                    Number
                                                                       -------

     ITEM 1.  Financial  Statements  (unaudited)                             3

              Balance Sheet as at October 31, 2001
                 (with comparative figures as at January 31, 2000)           4

               Statement  of  Operations
                  For the three months ended October 31, 2001 and 2000,
                  for the nine months ended October 31, 2001 and 2000
                  and for the period from February  2,  1999  (Date  of
                  Incorporation)  to  October  31,  2001                     5

               Statement of Cash Flows
                   For the nine months ended October 31, 2001 and 2000
                   and for the period from February 2, 1999 (Date of
                   Incorporation) to October 31, 2001                        6

               Notes to the Financial Statements                             7

     ITEM 2    Management's Discussion and Analysis or Plan of Operation    10


PART  11       OTHER INFORMATION                                  ;         16

     ITEM 1.   LEGAL PROCEEDINGS                                            16

     ITEM 2.   CHANGES IN SECURITIES                                        16

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              16

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

     ITEM 5.   OTHER INFORMATION                                            16

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             16

               SIGNATURES                                            17  -  21

                         ITEM 1.   FINANCIAL STATEMENTS




The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at October 31, 2001 (with comparative figures as at January 31, 2001) and the statement of operations for the three months ended October 31, 2001 and 2000, for the nine months ended October 31, 2001 and 2000 and for the period from February 2, 1999 (date of inception) to October 31, 2001 and the statement of cash flows for the nine months ended October 31, 2001 and 2000 and for the period from February 2, 1999 (date of incorporation) to October 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended October 31, 2001 and 2000, for the
        nine months ended     October 31, 2001 and 2000
        and for the period from February 2, 1999 (Date of Inception) to October 31, 2001

                     (Unaudited  -  Prepared by Management)





                                                              FOR THE NINE    FOR THE NINE
                             FOR THE THREE    FOR THE THREE      MONTHS          MONTHS
                             MONTHS ENDED     MONTHS ENDED        ENDED           ENDED           INCEPTION
                              OCTOBER 31,      OCTOBER 31,     OCTOBER 31,     OCTOBER 31,            TO
                                 2001             2000            2001            2000         OCTOBER 31, 2000
                            ---------------  ---------------  -------------  ---------------  ------------------
SALES. . . . . . . . . . .  $            -   $            -   $          -   $            -   $               -
                            ---------------  ---------------  -------------  ---------------  ------------------

EXPENSES
    Accounting and audit .        950              950          2,850            2,900              12,400
    Bank charges . . . . .         15               24             51               63                 156
    Edgar filing fees. . .          -              272            774            1,837               2,849
    Filing fees. . . . . .        150                -            300                -                 425
    Franchise tax. . . . .          1                2            106              102                 210
    Geological report. . .          -                -              -                -               1,280
    Incorporation costs
         written off . . .          -                -              -                -                 519
    Management fees. . . .      1,500            1,500          4,500            4,500              16,500
    Office . . . . . . . .        152              357            209              357                 871
    Rent . . . . . . . . .        900              900          2,700            2,700               9,900
    Staking costs. . . . .          -                -              -                -               3,196
    Telephone. . . . . . .        150              150            450              450               1,755
    Transfer agent fees. .        219               58          1,602            1,344               5,844
                              -------          -------        -------         --------             --------

NET LOSS . . . . . . . . .  $  (4,037)       $  (4,213)      $(13,542)       $ (14,253)       $    (55,905)
                               =======         ========       =======          ========            ========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $       -        $       -       $   0.01        $    0.01
                               =======         ========       =======          ========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,400,820        2,400,820      2,400,820        2,400,820
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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

             For the nine months ended October 31, 2001 and 2000 and
            for the period from February 2, 1999 (Date of Inception)
                               to October 31, 2001

                      (Unaudited - Prepared by Management)





                                                      FOR THE NINE        FOR THE NINE         INCEPTION
                                                      MONTHS ENDED        MONTHS ENDED             TO
                                                    OCTOBER 31, 2001    OCTOBER 31, 2000    OCTOBER 31, 2001
                                                   ------------------  ------------------  ------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $    (13,542)        $   (14,253)            $    (55,905)

     Adjustments to reconcile net loss to net
      Cash provided by operations:

          Increase in accounts payable -
              related parties . . . . . . . . . .         3,221               3,493                   16,646
          Increase in accounts payable. . . . . .         2,411               1,919                    8,839
          Capital contributions - expenses. . . .         7,650               7,650                   28,050
                                                       --------          ----------                  --------

               Net Cash (Deficit) from Operations          (260)             (1,191)                 ( 2,370)
                                                       --------           ---------                  --------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .             -                   -                        -
                                                       ---------          ----------                 --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .             -                   -                    2,401
                                                       ----------         ----------                 --------


     Net Increase (Decrease) in Cash. . . . . . .          (260)             (1.191)                      31

     Cash at Beginning of Period. . . . . . . . .           291               1,428                        -
                                                       ---------          ----------                 --------

     CASH AT END OF PERIOD. . . . . . . . . . . .   $        31           $     237              $        31
                                                       ========             =======                  ========





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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2001

                      (Unaudited - Prepared by Management)


3.     MINERAL  CLAIMS

The company acquired a certain mineral claim known as the Rubincon claim, located in the Zeballos gold camp on Vancouver Island in the province of British Columbia, with an expiry date of February 28, 2001. The claim was retained by making a $1,600 payment of cash, in lieu of work, and the new expiry date is February 28, 2002.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to October 31, 2001 of $55,905. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company has had any mining experience. This could cause hardships to the Company in that it will have to hire specialists to oversee the exploration activities on its claims and this might prove to be expensive. The directors are interested in attracting an individual with mining experience to become a director of the Company.

Liquidity  and  Capital  Resources
----------------------------------


The Company has $31 in cash as at October 31, 2001 which represents its only asset other than the Rubincon and Bridge mineral claims. The Company was indebted to creditors in the amount of $8,839 and to related parties in the amount of $16,646. The amount owed to third parties as at October 31, 2000 is $1,000 to the Company's auditors and $3,450 to the Company's accountant, $252 for office services, $150 to The Company Corporation to act as registered agent, $1,013 for Edgar filing fees and $2,974 for amounts owed to the transfer agent. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                    ------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,200
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii         1,200
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,400
Transfer agent's fees. . . . . . . . . .  Vi         1,600
                                                   -------
                                                    11,090
Amounts owed to third parties. . . . . .             8,839
                                                    ------
    Estimated requirements for 12 months           $19,929
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

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - October  $     500  $       450  $  950
Form 10-KSB - January      1,700          750   2,450
Form 10-QSB - April .        500          450     950
Form 10-QSB - July. .        500          450     950
                       ---------  -----------  ------
                       $   3,200  $     2,100  $5,300
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

(v) To maintain the Bridge claim in good standing for the forthcoming year will result in the Company having to incur a cost of Cdn.$200 per unit. There are 18 units comprising the Bridge claim and therefore the equivalent amount in US dollars is approximately $2,400.
         The Rubincon claim is in good standing until February 28, 2002 but management does not intend to do any exploration work on it nor pay cash-in-lieu to retain its interest in the claim.

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

Results  of  Operations
-----------------------


There have been no operations during the current period. No work during the current period was undertaken on the Company's mineral claims.

There  have  been  no  material  events  to  report  during  this  period.


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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending October 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                           By: /s/ Irene Campany
                             Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending October 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                           /S/ Irene Campany, Secretary Treasurer and Director

Date: April 17, 2003