Form 10KSB/A
period 2002-01-31
RUBINCON VENTURES INC
filed 2003-04-21
CIK 1081078

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


4761  Cove  Cliff  Road
Edmonton,  Alberta,  Canada                                  V7G  1H8

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

                       DOCUMENTS INCORPORATED BY REFERENCE



Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS




PART  1
-------
                                                                        Page
                                                                        ----





ITEM 1.               DESCRIPTION OF BUSINESS                              4
ITEM 2.. . . . . . . .DESCRIPTION OF PROPERTY                             10

ITEM 3.. . . . . . .  LEGAL PROCEEDINGS                                   13

ITEM 4                SUBMISSION OF MATTERS TO VOTE OF
      .. . . . . . . . .  SECURITIES HOLDERS                              13

PART II
--------

ITEM 5                MARKET FOR COMMON EQUITY AND RELATED
         . . . . . . . .  STOCKHOLDER MATTERS                             14

ITEM 6                MANAGEMENT'S DISCUSSION AND ANALYSIS
      .. . . . . . . . .  OR PLAN OF OPERATION                            15

ITEM 7.. . . . . . .  FINANCIAL STATEMENTS                                19

ITEM 8                CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND
      .. . . . . . . . . .FINANCIAL DISCLOSURE                            19

PART III
---------

ITEM 9                DIRECTORS, EXECUTIVE OFFICERS,
                          PROMOTERS, AND CONTROL PERSONS,
                          COMPLIANCE WITH SECTION 16 (a) OF
 . . . . . . . . . . . .  THE EXCHANGE ACT                                19

ITEM 10. . . . . . .  EXECUTIVE COMPENSATION                              22

ITEM 11               SECURITY OWNERSHIP OF CERTAIN BENEFICAL
     . . . . . . . . . .  OWNERS AND MANAGEMENT                           23

ITEM 12               CERTAIN RELATIONSHIPS AND RELATED
   . . . . . . . . . . .  TRANSACTIONS                                    24

PART IV
--------

ITEM 13. . . . . . .  EXHIBITS AND REPORTS                                25

                      SIGNATURES . . .  . . . . . .                       26

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL  OVERVIEW  OF  THE  COMPANY


The Company was incorporated on February 2, 1999. The Company has no subsidiaries and no affiliated companies. Since inception the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase of sale of a significant amount of assets not in the ordinary course of business. The executive offices of the Company are located at 415 - 10357 109th Street, Edmonton, Alberta, Canada, T5J 1N3. (Tel: 780-420-1237) as at January 31, 2002.


The Company is engaged in the exploration of mineral properties. No ore body has been discovered and no substantial exploration has been done on its mineral claims. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.


Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTCBB"). To date, the Company has not made an application to the OTCBB and there is no assurance that its shares will ever be quoted on the OTCBB or any other exchange.


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


The Company still has the rights to the Bridge claim located in the Bralorne mining area of British Columbia, Canada. Certain exploration work has been done on this claim to maintain it in good standing as mentioned under Item 2 - Description of Properties.


The Company has no revenue to date from the exploration of its mineral properties, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Bridge claim to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.


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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2002 of $66,498. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claims.

3.     NO  KNOWN  ORE  BODY

The Bridge claim does not contain a known body of commercial ore and, therefore, any program conducted on this claim would be an exploratory search for ore. An ore body may never be found on the Bridge claim.

4     EXPENDITURES  MAY  NEVER  FIND  AN  ORE  BODY

There is no certainty any expenditures made in the exploration of the Company's claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

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

8.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

     In Canada, there are numerous mining and exploration companies, both big and small, and competition among these companies is intense. All of these mining companies are seeking properties of merit, availability of funds and distribution of their minerals. The Company will have to compete against such companies to acquire the funds to further develop and explore the Bridge claim. The availability of funds for exploration is extremely limited and the Company might find it difficult to compete with larger and more well-known companies for capital. Even though the Company has the rights to the minerals on the Bridge claim, there is no guarantee it will be able to raise sufficient funds in the future to maintain this claim in good standing, complete exploration or develop the claim. Therefore, if the Company does not have sufficient funds for exploration, the claim might lapse and be staked by other mining interests, which would represent a complete loss of all rights to the claim. The Company might be forced to seek a joint venture partner to assist in the development of the Bridge claim. In this case, there is the possibility the Company might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

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

10.     ENVIRONMENTAL  CONCERNS

Prior to commencing mining operations on the Bridge claim, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Province of British Columbia has enacted statutory provisions to protect the Crown's property. The Acts that the Company has to adhere to are the "Timber Harvesting Practices Regulations", "Mineral Tenure Act" and "Coal Act and Forestry Act". Each of the former Acts has their own environmental concerns which the Company must adhere to. The Company might be liable for pollution if it does not adhere to the requirements of the various Acts. Environmental concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of overburden, being the soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for the Province. The cost and effect of adhering to the environmental requirements are unknown to the Company at this time and cannot be reasonably estimated.

11.     TITLE  TO  THE  CLAIM.

While the Company has obtained the usual industry standard title reports with respect to the Bridge claim, this should not be construed as a guarantee of title. This claim may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Certain of the units comprising the claim may be under dispute and resolving of a dispute may result in the loss of all of such property or a reduction in the Company's interest therein.

12.     NO  SURVEY  HAS  BEEN  PERFORMED

The Bridge claim has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising the claim may be in doubt.

13.     WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at January 31, 2002, have indicated a concern in their audit opinion on whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing the Company might cease to operate.

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

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company has had any mining experience. The Company will have to hire consultants to undertake work on its mineral claim which might be expensive. Without an individual on the Board of Directors who has had mining experience, the directors will have to rely upon consultants to furnish them accurate information on the process of any exploration work undertaken on the Bridge claim. The Company carries no key-man insurance.

21.     NUMBER  OF  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES

All of the directors devote some time to the Company but none of them are full time since they all have other occupations which requires the majority of their time. As a group the directors and officers devote approximately 20 hours a month to the affairs of the Company. There are no employees in the Company at the present time and therefore no full time employees. The accountant for the Company is an independent contractor who charges a fee for services rendered but is not considered to be an employee of the Company.

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

In addition to exploring and developing, if warranted, the Bridge claim, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing.



                        ITEM 2. DESCRIPTION OF PROPERTIES


EXPLORATION  OF  THE  BRIDGE  CLAIM

Presently the Company has ownership interest in the mineral rights on two mineral claims, the Rubincon, which expired on February 28, 2002, and the Bridge. As is custom in the Province of British Columbia, the Company does not actually own the land itself; only the mineral rights thereto. The ownership interest in the land is held by the Province of British Columbia. Having "staked" the Bridge claim on February 7, 2000, the Company has the rights to the mineral thereon for a period of one year from the date of staking and can either perform exploration work on the mineral claim or pay cash in lieu to the Ministry of Finance. The actual cost of staking the Bridge was $500. For the assessment year ended February 7, 2001 the Company expended $1,400 which maintained the Bridge in good standing until February 7, 2002. For the assessment year ended February 7, 2002, the Company expended $1,253 to maintain the Bridge in good standing until February 7, 2003. In future years, the Company will have to incur a cost of approximately $2,400 to maintain the claims in good standing which is equivalent to approximately $130 per unit.

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

Douglas Symonds, Professional Geologies, stated in his report that the Bridge property warrants a $32,000 (CDN $50,000) Phase I exploration program of data acquisition, aerial photograph interpretation, base map preparation, prospecting, geochemical soil sampling and report writing. Contingent upon the success of this Phase I program, a Phase II program, $64,000 (CND $100,000), of further geochemical sampling, geophysical surveying, geological mapping, rock sampling, limited trenching and report writing is recommended. A Phase III program, $160,000 (CDN $250,000) of further trenching, diamond drilling and report writing is recommended, contingent upon the success of Phase II program. Phase II (Contingent upon the success of Phase I)

Assessment  work  for  2001

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

Company's  Main  Product
------------------------

The Company's main product will be, if possible, the sale of gold and silver that can be extracted once the mineral property has been explored. Since the property has limited exploration on it, there is no guarantee any ore body will ever be found.

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

Other  mineral  properties
--------------------------

The Company has not identified any other mineral properties for staking and therefore has only the Bridge claim. It is the intention of management to identify other properties of merit in the future but to date none have been identifies.

On February 2, 2002, the Rubincon claim was forfeited and the Company no longer has an interest in the minerals on the claim and there is no liability attached to the claim.

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

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at January 31, 2002, the Company had 32 shareholders; two of these shareholders are officers and directors of the Company.

From inception through to January 31, 2002, the Company has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):

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

There are no warrants, stock options or securities convertible into common shares outstanding as at January 31, 2002. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan.




       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2002, there were 2,400,820 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claims until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity  and  Capital  Resources
----------------------------------


As  at  January  31,  2002,  the  Company  had  $16  of  assets,  and $33,513 of
liabilities,  including  cash  or  cash  equivalents  amounting  to  $16.   The
liabilities of $33,513 are amounts of $7,450 are payable and accrued for audit and accounting, $3,078 for transfer agent fees, $335 for office expenses, $1,012 for filing fees, $1,254 for exploration work on the Bridge claim and the amount of $20,384 due to a director.

Funds  required  for  the  next  twelve  months

     The  requirements  for  funds  over  the next twelve months are as follows:





Expense                                                      Amount
                                                             ------
Accounting and audit . . . . . . . . . . . . . .       (i)  $ 5,500
Bank charges . . . . . . . . . . . . . . . . . .      (ii)      100
Edgar filing fees. . . . . . . . . . . . . . . .     (iii)      880
Exploration expenses . . . . . . . . . . . . . .      (iv)    2,500
Filing fees. . . . . . . . . . . . . . . . . . .       (v)      150
Franchise taxes - Delaware . . . . . . . . . . .      (vi)      100
Office expenses. . . . . . . . . . . . . . . . .     (vii)    1,500
Transfer agent's fees. . . . . . . . . . . . . .    (viii)    1,700
                                                            -------
    Required funds for future expenses . . . . .             12,430
Outstanding accounts payable - unrelated parties      (ix)   13,129
                                                           ========
   Funds required for forthcoming year . . . . .           $ 25,559
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

(i) Accounting and audit represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:

               January  31,  2002          Form  10KSB       $2,650
               April  30,  2002            Form  10QSB          950
               July  31,  2002             Form  10QSB          950
               October  31,  2002          Form  10QSB          950
                                                             ------
                                                             $5,500
                                                             ======

(ii) The Company has one bank account where the only charge each month is a service charge.

(iii)     The Company will incur charges for filing its Forms 10-KSB and 10-QSB.

(iv) To maintain the Bridge claim in good standing, the Company will be required to either perform exploration work on the claim or pay cash in lieu to the Ministry of Energy and Mines for the Province of British Columbia at having performed no work. The Bridge claim comprises 18 units which will cost Cdn. $200 per unit to keep in good standing. With recording fees, the Company has estimated that the total cost will approximate $2,500.

(v) Represents fees to be paid to The Company Corporation as registered agent for the Company in the State of Delaware.

(vi)     The  Franchise  Tax  is  based  on  historical  payments.

(vii) Office expenses comprise an estimate of photocopying, fax and delivery charges. It is projected that these costs will increase due to the Company's desire to file a Form SB-2 with the SEC and the distribution to shareholders of financial statements, information circulars and proxies.

(viii) The annual charge by Nevada Agency and Trust Company is $1,200 and a fee of $15 per each new share certificate issued. The above amount represents the annual fee and estimated interest charges for late payment (due to the Company having limited funds at this time).

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

Expenses  incurred  during  the  current  year

During the fiscal year ended January 31, 2002, the Company incurred the following expenses:





Expense                                        Amount
                                               ------
Accounting and audit . . . . . . . .  i        $5,450
Bank charges . . . . . . . . . . . .               67
Edgar filing fees. . . . . . . . . .  ii        1,174
Exploration expenses . . . . . . . .  iii       4,991
Filing fees. . . . . . . . . . . . .  iv          150
Franchise fees . . . . . . . . . . .  v           106
Management fee . . . . . . . . . . .  vi        6,000
Office . . . . . . . . . . . . . . .              291
Rent . . . . . . . . . . . . . . . .  vi        3,600
Telephone. . . . . . . . . . . . . .  vi          600
Transfer agent's fees. . . . . . . .  vii       1,706
                                               ------
             Total expenses for year          $24,135
                                              =======




i.     Accounting  and  audit

The Company had its financial statements audited as at January 31, 2001 and reviewed for the quarters ending April 30, July 31 and October 31, 2001. The amount charged by the auditors for this service was $3,200. In addition, the Company had an accountant prepare the necessary working papers for submission to the auditors for the review and/or examination of the above noted financial statements. The cost of this work was $2,250.

ii.     Edgar  filing  fees

The Company paid $1,174 for filing its Forms 10-KSB and 10-QSB on the Edgar system.

iii.    Exploration  expenses

The Company has a report prepared by Douglas Symonds on the Bridge claim for a cost of $1,426. Subsequent to January 31, 2001, the Company undertook a small exploration program on the Bridge claim in the amount of $2,311 and again in January 2002 in the amount of $1,254. The work performed is detailed under Item 2 - Description of Property above.

iv.     Filing  fees

Each year the Company is charged $150 for The Company Corporation to act as the registered agent for the Company in the State of Delaware.

v.      Franchising  fees

The Company is required to pay the State of Delaware a franchise tax based on the issued share capital of the Company. Included in this amount is a late interest charge of $6.

vi.     Management  fee,  rent  and  telephone

As discussed above, the Company has not incurred any charges for these expenses but gives recognition to them by crediting Capital in Excess of Par Value.

vii.    Transfer  agent's  fees

During the year the Company was charged by its transfer agent the annual fee of $1,200 and $506 in interest on outstanding balance.

The Company has no contractual obligations for either lease premises, employment agreements or immediate work commitments on the Bridge claim and has made no commitments to acquire any asset of any nature.

The  Company  does  not  expect  significant changes in the number of employees.



Results  of  Operations
-----------------------


Since inception the Company has purchased the Rubincon and Brdige claims and preformed limited exploration work on each of the claims as more fully described above. Due to the terrain of the Rubincon claim, management allowed the Rubincon claim to lapse during the forthcoming year.

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





                                                                 Term as
                                                                Director
Name                      Age          Position Held              Since
---------------------------------  --------  ----------------------  -----
Roman Kujath. . . . . . . 69       President and Director           1999

Irene Campany             61       Secretary-Treasurer and
                                           Director                 2001

Martine Rummelhoff. . .   44       Director                         2001




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

None of the Directors or Executive Officers work full time for the Company, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the President of the Company will be approximately 10 hours, comprising mainly administrative and planning duties, whereas the Secretary Treasurer will devote 10 hours per month consisting mainly of preparation of corporate documents. This time will increase when the Company undertakes a work program on its property.

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


The following table sets forth compensation paid or accrued by the Company during the period ended January 31, 2002 to the Company's President, Directors and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (2000-2002)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                     Annual  Compensation              Awards          Payouts
                      --------------------             ------          -------




(a)                    (b)      (c)      (e)       (f)       (g)       (h)   (i)
                                        Other   Restricted                   All other
                                       annual     stock    Options/  LTIP     compen-
Name and Princi- . .                    Comp.     awards     SAR    payouts   sation
pal position . . . .  Year     Salary    ($)       ($)       (#)     ($)        ($)
----------------      ----     ------   -----    -------    ------    ----       ----

Roman Kujath . . . .  2000       -0-     -0-       -0-       -0-     -0-        -0-
President and. . . .  2001       -0-     -0-       -0-       -0-     -0-        -0-
  Director.    . . .  2002       -0-     -0-       -0-       -0-     -0-        -0-

Albert Ezzy-former .  2000       -0-     -0-       -0-       -0-     -0-        -0-
Secretary Treasurer.  2001       -0-     -0-       -0-       -0-     -0-        -0-
  and Director

Jack Cewe-former . .  2000       -0-     -0-       -0-       -0-     -0-        -0-
Director . . . . . .  2001       -0-     -0-       -0-       -0-     -0-        -0-

Irene Campany
Secretary Treasurer.  2001       -0-     -0-       -0-       -0-     -0-        -0-
   and Director. . .  2002       -0-     -0-       -0-       -0-     -0-        -0-

Martine Rummelhoff .  2001       -0-     -0-       -0-       -0-     -0-        -0-
Director . . . . . .  2002       -0-     -0-       -0-       -0-     -0-        -0-




There are no stock options outstanding as at January 31, 2002, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.


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






Name and Address                                   Amount
 of Beneficial                 Nature of       of Beneficial     Percent
    Owner                     Ownership(1)      Ownership (2)   of Class
--------------------------------  ------------  --------------  ---------
ROMAN KUJATH                    Direct                0            0.0%
415 - 10357 109th Street
Edmonton, Alberta
Canada, T5J 1N3.

IRENE CAMPANY                   Direct             200,000 (3)     10.0%
907 Quadling Avenue            Indirect             40,000 (4)
Coquitlam, B.C.
Canada, V3K 2A6

MARTINE RUMMELHOFF
325 Kings Road West
North Vancovuer, B.C.
Canada V7N 2M1. . . . . .       Direct               75,000        3.1 %

Directors and officers
as a group. . .                         . . .       315,000       13.1 %

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

(3) Irene Campany purchased these shares from a former director and officer for the price originally paid by that director.

(4)     Irene  Campany's  husband,  Michael,  owns  40,000  shares.

Management knows of no other shareholder having 5% or more of the outstanding shares.





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

TRANSACTIONS  WITH  PROMOTERS

The Company does not have promoters and has had no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The following financial statements are included in this report:

Title  of  Document                                                        Page
-------------------                                                        ----

Report of Andersen, Andersen & Strong, Certified Public Accountants          31

Balance Sheet  -  January 31, 2002                                           32

Statement of Operations for the Year Ended January 31, 2002 and 2001 and
the Period February 2, 1999 (date of inception) to January 31, 2002          33

Statement in Changes in Stockholders' Equity for the Period from
February 2, 1999 (date of inception) to January 31, 2002                     34

Statement of Cash Flows for the Year Ended January 31, 2002 and 2001 and
the Period February 2, 1999 (date of inception) to January 31, 2002          35

Notes to the Financial Statements                                            36


(a)  (2)  FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

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

Exhibit  A  -  Glossary of Geological and Technical      Terms               39

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

                                RUBINCON VENTURES INC.
                                ----------------------



                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                      Ted Reimchen
                                  President and Director

     Date: April 17, 2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                       Ted Reimchen
                                    President Director

     Date: April 17, 2003

                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                        Irene Campany
                              Secretary Treasurer and Director

     Date: April 17, 2003


                            By:     /s/ "Martine Rummelhoff"
                           ---     ------------------------
                                        Martine Rummelhoff
                                             Director


     Dated: April 17, 2003

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


Date: April 17, 2003                         /s/  "Ted  Reimchen"
                                             --------------------
                                       Ted  Reimchen,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Years ended January 31, 2002 and 2001 and the Period
            February 2, 1999 (date of inception) to January 31, 2002







                              JAN 31,      JAN 31,     FEB 2, 1999 TO
                               2002         2001        JAN 31, 2002
                            ---------     --------      -------------
REVENUES . . . . . . . . .  $      -    $      -        $       -

EXPENSES . . . . . . . . .    24,135      19,203           66,498
                            --------     -------          --------

NET LOSS . . . . . . . . .  $(24,135)   $(19,203)       $ (66,498)
                            =========    ========         ========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $  (0.01)   $  (0.01)
                            =========    ========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .  2,400,820   2,400,820
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







                                                                        CAPITAL IN
                                                   COMMON STOCK          EXCESS OF         ACCUMULATED
-                                               SHARES      AMOUNT       PAR VALUE           DEFICIT
                                                ------      ------       ----------         -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .        -   $      -       $       -         $         -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . .  2,400,820      2,401               -                   -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .        -          -         10,200

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .        -          -               -             (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .        -          -          10,200                   -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .        -          -               -             (19,203)
                  .. . . . . . . . . . . . . .         .         .                                    .
                                             -----------    -------         -------            --------

BALANCE JANUARY 31, 2001 . . . . . . . . . .  2,400,820      2,401          20,400             (42,363)

Contribution to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .        -          -          10,200                   -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .        -          -               -             (24,135)
                   . . . . . . . . . . . . .          .          .               .                    .
                                              ---------      -----          ------             --------

BALANCE JANUARY 31, 2002 . . . . . . . . . .  2,400,820    $ 2,401       $ 30,600          $   (66,498)
                                             ==========    =======        =======              ========










   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Years Ended January 31, 2002 and 2001 and the Period
            February 2, 1999 (date of inception) to January 31, 2002










                                                           JAN 31,      JAN 31,     FEB 2, 1999 TO
                                                            2002          2001       JAN 31, 2002
                                                        -------------  ----------  ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . .. . . .    $  (24,135)  $ (19,203)      $   (66,498)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . .. . . .        13,660       7,866            33,513
          Contributions to capital - expenses.  . .        10,200      10,200            30,600
                                                         --------     -------          ---------

               Net Cash Flows used in Operations  .          (275)     (1,137)           (2,385)
                                                         --------      -------         ---------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .          -           -                 -
                                                          -------      -------         --------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .             -           -          2,401
                                                          --------     -------          ------

     Net Change in Cash. . . . . . . . . . . . .  .          (275)     (1,137)               16

     Cash at Beginning of Period . . . . . . . .  .           291       1,428                 -
                                                          --------     -------          - ------

     CASH AT END OF PERIOD . . . . . . . . . . .  .  $         16   $     291      $         16
                                                          =======     =======            =======


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
               1999 - 2002                           $     10,200   $  10,200      $      30,600
                                                         ========     =======            =======





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

Batholith - A large, generally discordant plutonic mass that has more than 40 square miles of surface exposure and no known floor.

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

Feldspar - A mineral which constitutes 60 percent of the earth's crust and incurs in all rock types and decomposes to form much of the clay in soil.

Felsic  -  Applies  to  light  colored  rock  contain  quartz  and  feldspar.

Granite - A plutonic rock in which quartz constitutes 10 to 50 percent of the felsic components and in which the alkali feldspar ratio is generally restricted to the range of 65 to 90 percent.

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

Plutonic  -  Pertaining  to  igneous  rocks  formed  at  great  depths.

Pryite  -  Often  known  as  fool's  gold  since  it  is  similar  in  color.

Quartz diorite - A group of plutonic rocks having the composition of diorite but with an appreciable amount of quartz, i.e. between 5% and 20% of the light colored constituents.

Schistosity  -  It  is  considered  by  some  to  be  a  form  of  cleavage.

Sedimentary  rock  -  A  rock resulting from the consolidation of loose sediment
that  has  accumulated  in     layers.

Shearing - A deformation resulting from stresses that cause or tend to cause contiguous parts of a body to slide relatively to each other in a direction parallel to their plane of contact.

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

Wallrock - The rock forming the wall of a bore-hole or the rock mass comprising the wall of a fault.