Form 10QSB/A
period 2002-04-30
RUBINCON VENTURES INC
filed 2003-04-22
CIK 1081078

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

For  the  transition  period  from                          to

Commission  File  number          0-29429
                                  -------


                             RUBINCON  VENTURES  INC.
                             ------------------------
                      (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          98-0200798
          --------                                          ----------
(State  or  other  jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                          Identification No.)

4761  Cove  Cliff  Road
North  Vancouver,  B.C.,  Canada                                   V7G  1H8
--------------------------------                                   --------
(Address  of  principal executive offices)                      (Zip  ode)

                             (604)  929-0637
                         -------------------
               Registrant's  telephone  number,  including  area  code


                                       N/A

                                     ------
          (Former  name, address, and fiscal year, if changed since last report)

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

    Common  Stock,  $0.001  per  share                     2,400,820
                                                           =========

                                      INDEX









                                                                                                                PAGE
                                                                                                              NUMBER
                                                                  --------------------------------------------------
PART 1.. . . . .   FINANCIAL INFORMATION

        ITEM1.. .  Financial Statements (unaudited)                                                                   3

                   Balance Sheet as at April 30, 2002
                     (with comparative figures as at January 31, 2002) .                                              4

                   Statement of Operations
                     For the three months ended April 30, 2002 and 2001,
                     and for the period from February 2, 1999 (Date of
                     Inception) to April 30, 2002.  . . . . .                                                         5

                   Statement of Cash Flows
                     For the three months ended April 30, 2002 and 2001
                     and for the period from February 2, 1999 (Date of
                     Inception) to April 30, 2002. . . . . . . . . . . .                                              6

                   Notes to the Financial Statements         .. . . . . . .                                           7

        ITEM 2.. . Management's Discussion and Analysis or Plan of Operation                                         10

PART 11. . . . .   OTHER INFORMATION                                                                                 16

        ITEM 1..   LEGAL PROCEEDINGS                                                                                 16

        ITEM 2.. . CHANGE IN SECURITIES                                                                              16

        ITEM 3..   DEFAULTS UPON SENIOR SECURITIES                                                                   16

        ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               16

        ITEM 5...  OTHER INFORMATION                                                                                 16

        ITEM 6.. . EXHIBITS AND REPORTS ON FORM 8-K                                                                  16

                   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .                                     17 - 21

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at April 30, 2002 (with comparative figures as at January 31, 2002) and the statement of operations and the statement of cash flows for the three months ended April 30, 2002 and 2001, and for the period from February 2, 1999 (date of inception) to April 30, 2002 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2002, are not necessarily indicative of the results that can be expected for the year ending January 31, 2003 .

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the three months ended April 30, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to April 30, 2002

                      (Unaudited - Prepared by Management)





                                                    FOR THE THREE    FOR THE THREE    INCEPTION
                                                    MONTHS ENDED     MONTHS ENDED        TO
                                                      APRIL 30,        APRIL 30,      APRIL 30,
                                                        2002             2001           2002
                                                   ---------------  ---------------  -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $       (5,135)  $       (5,139)  $  (71,633)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .           2,795                -       23,179
          Increase in accounts payable. . . . . .            (325)           2,360       12,804
          Capital contributions - expenses. . . .           2,550            2,550       33,150
                                                   ---------------  ---------------  -----------

               Net Cash (Deficit) from Operations            (115)            (229)      (2,500)
                                                   ---------------  ---------------  -----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .               -                -            -
                                                   ---------------  ---------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .               -                -        2,401
                                                   ---------------  ---------------  -----------

                                                             (115)               -        2,401
                                                   ---------------  ---------------  -----------

     Net Increase (Decrease) in Cash. . . . . . .            (115)            (229)         (99)

     Cash at Beginning of Period. . . . . . . . .              16              291            -
                                                   ---------------  ---------------  -----------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $          (99)  $           62   $      (99)
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

       Comprehensive  Income
       ---------------------

       The Company adopted Statement of Financial Accounting Standards No. 130.The adoption of the standard had no impact on the total stockholder's equity.

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


4.     RELATED  PARTY  TRANSACTIONS

       Related parties acquired 13.1% of the capital stock issued for cash.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to April 30, 2002 of $71,633. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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

13.     WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at January 31, 2001 and 2002, have indicated a concern in their audit opinion on whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing the Company might cease to operate.

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

21.     RECENTLY  ENACTED  AND  PROPOSED  REGULATORY  CHANGES

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

Liquidity  and  Capital  Resources
----------------------------------

The Company had $NIL cash as at April 30, 2002. Its only assets were the Rubincon and Bridge mineral claims. The Company was indebted to creditors in the amount of $12,804 and to related parties in the amount of $23,179. It had a bank overdraft of $99. The amount owed to third parties as at April 30, 2002 is $2,700 to the Company's auditors and $5,200 to the Company's accountant, $335 for office services, $150 to The Company Corporation to act as registered agent and $4,419 for amounts owed to the transfer agent. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                        Amount
                                          -------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,200
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  Ii           500
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  V          2,400
Transfer agent's fees. . . . . . . . . .  Vi         1,600
                                                   -------
                                                    10,390
Amounts owed to third parties. . . . . .            12,804
                                                   -------
    Estimated requirements for 12 months           $23,194
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

Telephone expense has been accrued at $50 per month for a total of $150 for the period ended April 30, 2002. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB -July . .  $     500  $       450  $  950
Form 10-QSB - October        500          450     950
Form 10-KSB - January      1,700          750   2,450
Form 10-QSB - April .        500          450     950
                       ---------  -----------  ------
                       $   3,200  $     2,100  $5,300
                       =========  ===========  ======




(ii) The Company uses the services of its accountant to file its Forms 10-KSB and 10-QSB. The 10-KSB's are charged at $200 and the 10-QSB's are charged at $100 each.

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


Results  of  Operations
-----------------------

There have been no operations during the current period. Limited work during the current period was undertaken on the Company's mineral claim.

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



                                RUBINCON VENTURES INC.
                                ----------------------
                                     (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                    Ted Reimchen
                               President and Director

                     Date: April 17, 2003



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                      Irene Campany
                           Secretary Treasurer and Director

                     Date: April 17, 2003



                           By:     /s/ "Martine Rummelhoff"
                          ---     -------------------------
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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                                          By: /s/ Irene Campany
                                Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




               /S/ Irene Campany, Secretary Treasurer and Director

Date: April 17, 2003