Form 10QSB/A
period 2002-07-31
RUBINCON VENTURES INC
filed 2003-04-22
CIK 1081078

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

For  the  transition  period  from                          to

Commission  File  number               0-29429
                                       -------


                             RUBINCON  VENTURES  INC.
                             ------------------------
                (Exact  name  of  registrant  as  specified  in  charter)

          Delaware                                          98-0200798
          --------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation  or  organization)                        Identification No.)

4761  Cove  Cliff  Road
North  Vancouver,  B.C.,  Canada                                   V7G  1H8
--------------------------------                                   --------
(Address of principal executive offices)                                    (Zip
Code)

                               (604)  929-0637
                             -------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                         Outstanding  as  of  July  31,  2002
       ----------                        ------------------------------------

      Common Stock, $0.001 per share                  2,400,820
                                                      =========

                                      INDEX







                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART 1.     . . .  FINANCIAL INFORMATION

        ITEM 1.    Financial Statements                                                 3

                   Balance Sheet as at July 31, 2002
                       (with comparative figures as at January 31, 2002)                4

                   Statement of Operations
                       For the three months ended July 31, 2002 and 2001,
                       for the six months ended July 31, 2002 and 2001
                       and for the period from February 2, 1999 (Date of
                       Inception) to July 31, 2002                                      5

                   Statement of Cash Flows
                       For the six months ended July 31, 2002 and 2001
                       and for the period from February 2, 1999 (Date of
                       Inception) to July 31, 2002                                      6

                   Notes to the Financial Statements.                                   7

        ITEM 2.. . Management's Discussion and Analysis or Plan of Operation           10

PART 11. . . . . . OTHER INFORMATION                                                   15

        ITEM 1.. . LEGAL PROCEEDINGS                                                   16

        ITEM 2.. . CHANGE IN SECURITIES                                                16

        ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     17

        ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF
             . . . . .  SECURITY HOLDERS                                               17

        ITEM 5..   OTHER INFORMATION                                                   18

        ITEM 6..   EXHIBITS AND REPORTS ON FORM 8-K                                    18

                   SIGNATURES . .                                                 20 - 24

                         ITEM 1.   FINANCIAL STATEMENTS




The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2002 (with comparative figures as at January 31, 2002) and the statement of operations and the statement of cash flows for the six months ended July 31, 2002 and 2001, and for the period from February 2, 1999 (date of inception) to July 31, 2002 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flow in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.


Operating results for the quarter ended July 31, 2002, are not necessarily indicative of the results that can be expected for the year ending January 31, 2003.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          July 31 and January 31, 2002

                      (Unaudited - Prepared by Management)







                                                              JULY 31       JANUARY 31
                                                                2002           2002
                                                           --------------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $        6   $        16
                                                           -----------  ------------

                                                           $        6   $        16
                                                           ===========  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   23,956        20,384
      Accounts payable. . . . . . . . . . . . . . . . . .      13,315        13,129
                                                           -----------  ------------

                                                               37,271        33,513
                                                           -----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401         2,401

     Capital in excess of par value . . . . . . . . . . .      35,700        30,600

     Deficit accumulated during the development stage . .     (75,366)      (66,498)
                                                           -----------  ------------

           Total Stockholders' Deficiency . . . . . . . .     (37,265)      (33,497)
                                                           -----------  ------------

                                                           $        6   $        16
                                                           ===========  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

       For the three and six months ended July 31, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception) to July 31, 2002

                     (Unaudited  -  Prepared by Management)






                             FOR THE THREE    FOR THE THREE        FOR THE           FOR THE
                                MONTHS           MONTHS           SIX MONTHS        SIX MONTHS    INCEPTION
                                 ENDED            ENDED              ENDED            ENDED           TO
                               JULY 31,         JULY 31,            JULY 31,          JULY 31      JULY 31,
                                 2002             2001                2002             2001          2002
                            --------------    -------------        ---------        ----------    ---------
SALES. . . . . . . . . . .  $        -        $       -           $      -           $     -       $      -
                               --------          ------           ---------           -------       ------

EXPENSES
    Accounting and
          audit. . . . . .         350              950              1,300            1,900         16,300
    Bank charges . . . . .          17               20                 63               36            233
    Edgar filing fees. . .           -              774                  -              774          3,249
    Filing fees. . . . . .           -              150                150              150            425
    Franchise tax. . . . .           4              105                104              105            314
    Geological report. . .           -                -                  -                -          1,280
    Incorporation costs
          written off. .             -                -                  -                -            519
    Management fees. . . .       1,500            1,500              3,000            3,000         21,000
    Office . . . . . . . .         609               57                609               57          1,562
    Rent . . . . . . . . .         900              900              1,800            1,800         12,600
    Staking costs. . . . .           -                -                  -                -          8,187
    Telephone. . . . . . .         150              150                300              300          2,205
    Transfer agent fees. .         203             (240)             1,542            1,383          7,492
                                ------          --------          --------           ------         -------

NET LOSS . . . . . . . . .  $  ( 3,733)       $  (4,366)          $ (8,868)        $  9,505)    $  (75,366)
                              =========        =========           ========         ========       ========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $        -        $        -          $      -         $       -
                              =========         ========           ========          ========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    2,400,820        2,400,820          2,400,820         2,400,820
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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

              For the six months ended July 31, 2002 and 2001 and for
                 the period from February 2, 1999 (Date of Inception)
                                 to July 31, 2002

                      (Unaudited - Prepared by Management)





                                                  FOR THE SIX     FOR THE SIX       INCEPTION
                                                  MONTHS ENDED    MONTHS ENDED          TO
                                                    JULY 31,        JULY 31,         JULY 31,
                                                      2002            2001             2002
                                                  ------------    ------------      ----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $ (8,868)      $  (9,505)      $   (75,366)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .     3,572           3,160            23,956
          Increase in accounts payable. . . . . .       186           1,002            13,315
          Capital contributions - expenses. . . .     5,100           5,100            35,700
                                                   --------        ---------         ---------

               Net Cash (Deficit) from Operations       (10)           (243)           (2,395)
                                                   ---------        --------         ---------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .         -               -                 -
                                                   ---------       ---------           -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .         -               -             2,401
                                                   ---------       ----------        ---------

                                                        (10)              -             2,401
                                                   ---------       ---------           -------

     Net Increase (Decrease) in Cash. . . . . . .       (10)           (243)                6

     Cash at Beginning of Period. . . . . . . . .        16             291                 -
                                                   ---------       --------           --------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $      6         $    48       $         6
                                                   =========       ========           ========



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


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-director's and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $23,956 of the Company, and have made contributions to capital of $35,700 by the payment of Company expenses.


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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to July 31, 2002 of $75,366. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company has had any mining experience other than Ted Reimchen who is a professional geologist.

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

Liquidity  and  Capital  Resources
----------------------------------


The Company has $6 in cash as at July 31, 2002 which represents its only asset other than the Bridge mineral claim. The Company was indebted to creditors in the amount of $13,315 and to related parties in the amount of $23,956. The amount owed to third parties as at July 31, 2002 is $2,100 to the Company's auditors and $5,650 to the Company's accountant, $944 for office services and $4,621 for amounts owed to the transfer agent. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                   -------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,400
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii           500
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,400
Transfer agent's fees. . . . . . . . . .  Vi         1,600
                                                   -------
                                                    10,590
Amounts owed to third parties. . . . . .            13,315
                                                   -------
    Estimated requirements for 12 months           $23,905
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

Telephone expense has been accrued at $50 per month for a total of $300 for the period ended July 31, 2002. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - July. .  $     500  $       450  $  950
Form 10-QSB - October        500          450     950
Form 10-KSB - January      1,900          750   2,650
Form 10-QSB - April .        500          450     950
                       ---------  -----------  ------
                       $   3,400  $     2,100  $5,500
                       =========  ===========  ======




(ii) The Company has estimated a cost of $100 for filing the Forms 10-QSB and $200 for the Form 10-KSB.

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


There have been no material events to report during this period other than as stated below.

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

                           PART 11 - OTHER INFORMATION

ITEM  I.     LEGAL  PROCEEDINGS

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





TITLE OR                 NAME AND ADDRESS OF                 AMOUNT OF          PERCENT OF
CLASS                    BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP (2)    CLASS
---------                 -------------------         ------------------------  ----------
Common                   Ted Reimchen
Stock                    4761 Cove Cliff Road
                      .  North Vancouver, B.C.
                  . . .  Canada, V7G 1H8                        NIL                   0.0

Common                   Irene Campany
Stock                    3340 Henry Place
    . . . . . .          Port Moody, British Columbia        200,000 (3)
  . . . . . .            Canada, V3H 2K5                      40,000 (4)             10.0

Common                   Martine Rummelhoss
Stock                    325 Kings Road West
                . . . .  North Vancouver, British Columbia
              . . . . .  Canada, V7N 2M1                      75,000 (5)              3.1

Common. . .     . . . .  Directors and Officers as a
Stock. . . . . .         Group                               315,000                 13.1




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


(4)     These shares are owned by Michael Campany, husband of Irene Campany.


(5) These shares are not restricted since they were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, since they were acquired from another shareholder. Nevertheless a sale of these shares will be subject to Rule 144.


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

3   Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on
    February 10, 2000).

3.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000).

3.3 By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000).


     Exhibits:

     99.1   Audit  Committee  Charter  -  page  25

     99.2   Non-Qualified  Stock  Option  Plan.  -  page  29

     Reports on Form 8-K. The Company filed a Report 8-K on August 27, 2002 announcing the results of the Annual General Meeting of Stockholders held on August 20, 2002. For a review of this Form 8-K refer to the following website:

    http://www.sec.gov/cgi-bin/browse-
    edgar?company=Rubincon&CIK=State=&SIC=&action=getcompany

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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                           By: /s/ Irene Campany
                           Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

                          ALLOWABLE NON-AUDIT SERVICES

Foreign  statutory  audits
11K  and  ERISA  audits
Carve-out  audits  in  connection  with  divestitures
Tax  compliance  including  preparation  and  filing  returns
Tax  counselling
Due  diligence  assistance  in  connection  with  M&A  transactions
Providing "comfort letters" in connection with securities offerings Litigation support involving disputes related to financial statements audited by the independent auditor

                         UNALLOWABLE NON-AUDIT SERVICES

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


                                            RUBINCON  VENTURES  INC.
                                               (the  "Company")


                                         By:------------------------
                                                   President

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

                                                    Very  truly  yours,

                                                  ------------------------
                                                         Optionee


                                                  -------------------------
                                               (Please  print  or  type  name)