Form 10QSB/A
period 2002-10-31
RUBINCON VENTURES INC
filed 2003-04-22
CIK 1081078

4

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


For  the  transition  period  from                          to

Commission  File  number              0-29429
                                      -------


                            RUBINCON  VENTURES  INC.
                            ------------------------
              (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          98-0200798
          --------                                          ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation  or  organization)                      Identification No.)

4761  Cove  Cliff  Road
North  Vancouver,  B.C.,  Canada                                   V7G  1H8
--------------------------------                                   --------
(Address  of  principal executive offices)                        (Zip Code)

                               (604)  929-0637
                            ---------------------
               Registrant's  telephone  number,  including  area  code


                                        N/A

                         ------------------
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                      Outstanding as of October 31, 2002
       ----------                    -----------------------------------

   Common Stock, $0.001 per share                2,400,820
                                                 =========

                                      INDEX







                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART 1. . . . .     FINANCIAL INFORMATION

       ITEM 1.      Financial Statements                                                   3

                    Balance Sheet as at October 31, 2002
                      (with comparative figures as at January 31, 2002)                    4

                    Statement of Operations
                       For the three months ended October 31, 2002 and 2001,
                       for the nine months ended October 31, 2002 and 2001
                       and for the period from February 2, 1999 (Date of
                       Inception) to October 31, 2002                                      5

                    Statement of Cash Flows
                       For the nine months ended October 31, 2002 and 2001
                       and for the period from February 2, 1999 (Date of
                       Inception) to October 31, 2002                                      6

                    Notes to the Financial Statements                                      7

       ITEM 2. . .  Management's Discussion and Analysis or Plan of Operation             10

PART 11.. . . . . . . . . . . . . . . . . . . . . . . . . . .  OTHER INFORMATION          14

       ITEM 1. . .  LEGAL PROCEEDINGS                                                     14

       ITEM 2. . . .CHANGES IN SECURITIES                                                 15

       ITEM 3. . . .DEFAULTS UPON SENIOR SECURITIES                                       16

       ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   16

       ITEM 5. . . .OTHER INFORMATION                                                     17

       ITEM 6. . . .EXHIBITS AND REPORTS ON FORM 8-K                                      17

                    SIGNATURES                                                         19-23

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

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                         October 31 and January 31, 2002

                      (Unaudited - Prepared by Management)





                                                             OCTOBER 31     JANUARY 31
                                                                2002           2002
                                                           --------------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $        -   $        16
                                                           ----------      ---------

                                                           $        -   $        16
                                                           ==========     ==========

LIABILITIES

      Bank overdraft. . . . . . . . . . . . . . . . . . .  $       11             -
      Accounts payable - related parties. . . . . . . . .      28,956        20,384
      Accounts payable. . . . . . . . . . . . . . . . . .      15,890        13,129
                                                            ---------       --------

                                                               44,857        33,513
                                                            ---------       --------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding      2,401          2,401

     Capital in excess of par value . . . . . . . . . . .     38,250         30,600

     Deficit accumulated during the development stage . .    (85,508)       (66,498)
                                                           ----------      ---------

           Total Stockholders' Deficiency . . . . . . . .    (44,857)       (33,497)
                                                            ---------      ---------

                                                           $       -   $         16
                                                             =======       =========




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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

           For the three and nine months ended October 31, 2002 and 2001 and for the period from February 2, 1999 (Date of Inception)
                                to October 31, 2002

                     (Unaudited  -  Prepared by Management)







                            FOR THE THREE    FOR THE THREE        FOR THE          FOR THE
                               MONTHS           MONTHS           NINE MONTHS      NINE MONTHS       INCEPTION
                               ENDED            ENDED              ENDED             ENDED              TO
                               OCT 31,          OCT 31,            OCT 31,          OCT 31             OCT 31,
                                2002             2001               2002             2001               2002
                            -------------    -------------        ----------       ---------        ----------
SALES. . . . . . . . . . .  $        -       $       -           $       -       $       -         $       -
                               -------          -------           --------          ------          ---------

EXPENSES
    Accounting and
          audit. . . . . .         950            950                2,250           2,850           17,250
    Bank charges . . . . .          17             15                   80              51              250
    Edgar filing fees. . .       1,150              -                1,150             774            4,399
    Filing fees. . . . . .         150            150                  300             300              575
    Franchise tax. . . . .           -              1                  104             106              314
    Geological report. . .           -              -                    -               -            1,280
    Incorporation costs
          written off. . .           -              -                    -               -              519
    Legal. . . . . . . . .       5,000              -                5,000               -            5,000
    Management fees. . . .       1,500          1,500                4,500           4,500           22,500
    Office . . . . . . . .          80            152                  689             209            1,642
    Rent . . . . . . . . .         900            900                2,700           2,700           13,500
    Staking costs. . . . .           -              -                    -               -            8,187
    Telephone. . . . . . .         150            150                  450             450            2,355
    Transfer agent fees. .         245            219                1,787           1,602            7,737
                               ----------     --------            --------        --------          --------

NET LOSS . . . . . . . . .   $ (10,142)      $ (4,037)           $  19,010)      $ (13,542)       $ (85,508)
                               =========       =======             ========        ========         ========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .   $       -       $      -            $    (.01)      $    (.01)
                               =======         =======             ========         =======

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,400,820       2,400,820            2,400,820       2,400,820
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


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES


Officer-director's and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $28,956 of the Company, and have made contributions to capital of $38,300 by the payment of Company expenses.



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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to October 31, 2002 of $85,508. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on its mineral claim.

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

11.     TITLE  TO  THE  CLAIM.

While the Company has obtained the usual industry standard title reports with respect to the The Bridge claim, this should not be construed as a guarantee of title. This claim may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Certain of the units within the claim group may be under dispute and resolving of a dispute may result in the loss of all of such property or a reduction in the Company's interest therein.

12.     NO  SURVEY  HAS  BEEN  PERFORMED

The Bridge claim have never been surveyed and, accordingly, the precise location of the boundaries of the properties and ownership of mineral rights on specific tracts of land comprising the claims may be in doubt.

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

20.     MINING  EXPERIENCE  BY  MANAGEMENT

None of the management of the Company, other than Ted Reimchen, has had any mining experience.

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

Liquidity  and  Capital  Resources
----------------------------------


The Company has no assets on its balance sheet as at October 31, 2002 and its only real asset is the mineral rights to the Bridge claim. The Company was indebted to creditors in the amount of $15,890 and to related parties in the amount of $28,956. The amount owed to third parties as at October 31, 2002 is $2,600 to the Company's auditors and $7,250 to the Company's accountant, $1,024 for office services, $150 owed to the registered agent of the Company and $4,866 for amounts owed to the transfer agent. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

The Company will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                   -------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,400
Accounting . . . . . . . . . . . . . . .  i          2,100
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii           500
Filing fees. . . . . . . . . . . . . . .  iii          200
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,400
Transfer agent's fees. . . . . . . . . .  Vi         1,600
                                                   -------
                                                    10,590
Amounts owed to third parties. . . . . .            15,890
                                                    ------
    Estimated requirements for 12 months           $26,480
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

Telephone expense has been accrued at $50 per month for a total of $450 for the period ended October 31, 2002. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - October  $     500  $       450  $  950
Form 10-KSB - January      1,900          750   2,650
Form 10-QSB - April .        500          450     950
Form 10-QSB - July. .        500          450     950
                       ---------  -----------  ------
                       $   3,400  $     2,100  $5,500
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





TITLE OR                   NAME AND ADDRESS OF               AMOUNT OF          PERCENT OF
CLASS                      BENEFICIAL OWNER (1)       BENEFICIAL OWNERSHIP (2)    CLASS
---------                  --------------------       ------------------------   ---------
Common                     Ted Reimchen
Stock                      4761 Cove Cliff Road
.. . . . . . .              North Vancouver, B.C.
.. . . . . .                Canada, V7G 1H8                     NIL                    0.0

Common                     Irene Campany
Stock                      3340 Henry Place
            . . . . . . .  Port Moody, British Columbia     240,000 (3)              10.0
   . . . . .            .  Canada, V3H 2K5

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

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mrs.Campany, Secretary Treasurer and Director of the Company, could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is a "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself. The above shares include 40,000 common shares held in the name of the husband of Irene Campany.

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


ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND SECTION 14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

1. Exhibits required to be attached by Item 601 of Regulation S-B appear on pages 17 and 21 respectively of Form 10-QSB for July 31, 2002, and are incorporated herein by this reference and can be examined on the following website:

http://www.sec.gov/Archives/edgar/data/1081078/000108107802000035/rubincon
venturesinc.txt


2.     Reports  on Form 8-K.   The Company filed a Report 8-K on August 27, 2002
       announcing the results of the Annual General Meeting of Stockholders held on August 20, 2002. For a review of this Form 8-K refer to the following website:

http://www.sec.gov/cgi=bin/browse-
edgar?company=Rubincon&CIK=&State=&SIC-&action=getcompany



3. Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14C and Schedule 14C thereunder was filed with the Securities and Exchange Commission on October 10, 2002 and can be viewed under the following website:


http://www.sec.gov/Archives/edgar/data/1081078/000108107802000041/doc1.txt


4.     Certificate of Incorporation, Articles of Incorporation and By-laws

4.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000).

4.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000).

4.3 By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RUBINCON VENTURES INC
                                   ---------------------
                                        (Registrant)




                                By:     /s/  "Ted Reimchen"
                                ---     -------------------
                                        Ted Reimchen
                                   President and Director

        Date: April 17, 2003



                                By:     /s/ "Irene Campany"
                                ---     -------------------
                                        Irene Campany
                                Secretary Treasurer and Director

         Date: April 17, 2003


                                By:     /s/  "Martine  Rummelhoff"
                               ---     --------------------------
                                       Martien  Rummelhoff
                                              Director

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
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
                                         By: /s/ Irene Campany
                             Irene Campany, Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                          /S/ Irene Campany, Secretary Treasurer and Director

Date: April 17, 2003