Form 10KSB
period 2003-01-31
RUBINCON VENTURES INC
filed 2003-04-28
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(x) ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended    January  31,  2003
                                     ------------------

(  )    TRANSACTION  REPORT  UNDER  TO  SECTION  13  OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
        For  the  transaction  period  from               to

        Commission  File  number       0-29429
                                       -------

                               RUBINCON  VENTURES  INC.
                               ------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                           98-0200798
          --------                                           ----------
State or other jurisdiction of incorporation       (I.R.S. Employee I.D. No.)
or organization

4761  Cove  Cliff  Road
North  Vancouver,  B.C.,  Canada                             V7G  1H8
--------------------------------                             --------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code            1-604-929-0637
                                                         ---------------

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

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by non-affiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2003, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of January 31, 2003, the Company has 2,400,820 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                    Page
                                                                    ----




ITEM 1.    DESCRIPTION OF BUSINESS                                     4
ITEM 2.. . DESCRIPTION OF PROPERTY                                    12

ITEM 3.. . LEGAL PROCEEDINGS                                          17

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS        17

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   19

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
 . . . . . . .  OR PLAN OF OPERATION                                  19

ITEM 7..   FINANCIAL STATEMENTS                                       21

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                21

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                AND CONTROL PERSONS, COMPLIANCE WITH
                SECTION 16 (a) OF THE EXCHANGE ACT                    22

ITEM 10.   EXECUTIVE COMPENSATION                                     25

ITEM 11,   SECURITY OWNERSHIP OF CERTAIN BENEFICAL
                OWNERS AND MANAGEMENT                                 26

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             28

PART IV
-------

ITEM 13. . EXHIBITS AND REPORTS                                       30

           SIGNATURES                                              32-36

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL  OVERVIEW  OF  THE  COMPANY

     The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company has no subsidiaries and no affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings
since  its  inception.   It  has  not  been  involved  in  any  material
reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. The executive offices of the Company are located at 4761 Cove Cliff Road, North Vancouver, British Columbia, Canada, V7G 1H8. (Tel: 604-929-0637) (Fax: 604-929-7231).

     For the past four years, the Company has been engaged in the exploration of mineral properties. Originally the Company acquired the mineral rights to a claim, called "Rubincon", located in the Zeballos mining area of British Columbia but due to the terrain of the claim management decided to allow the claim to lapse and no longer has any interest in the property. The Company obtained the mineral rights to another claim named "Bridge" which is located in the Bralorne mining area of British Columbia, Canada.

     No ore body has been discovered on the Bridge claim and no substantial exploration has been done on it other than as noted under Item 2 - Description of Property. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

     Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTCBB") once the Company has cleared comments under its Form SB-2 submitted to the Securities and Exchange Commission (the "SEC") on January 16, 2003 and subsequently will make a formal application to the NASD to be quoted on the OTCBB. There is no assurance the Company's shares will ever be quoted on the OTCBB or any other stock exchange.

     On February 7, 2000 the Company acquired, by way of staking, the "Bridge" mineral claim. The Bridge claim comprises 18 units and is located in the Bralorne mining area of British Columbia, Canada. The land itself is owned by the Province of British Columbia but the Company has the rights to the various mineral on the claim except for coal which has to be applied to under another licensing agreement. The Company does not intend to apply for any coal reserves,  if  any,  on  the  Bridge  claim.

     As more fully described under Item 2 - Description of Property, the Company undertook an exploration program commencing January 25, 2003 in order to maintain the claim in good standing until February 7, 2004.

     The Company has no revenue to date from the exploration of its mineral property, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Bridge claim to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock under its filed Form SB-2, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

     During the year, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB, 3, SC 13-D, 8-Ks, Pre-14-C and other forms. The Company distributed to its shareholders an annual report for the fiscal year ended January 31, 2002 which included the audited financial statements, information circular and proxy (refer to page 17). The Company did not distribute any material to its shareholders in prior years.

     The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by accessing the website using the following address: http://www.sec.gov. Presently the Company does not have its own
          ------------------
Internet address. The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC.

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

     The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares most likely will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company's securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when the shares are finally quoted.

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2003 of $97,774. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

3.     WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at January 31, 2003, have indicated a concern in their audit opinion as to whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

4.     THE  PRESENT  SHAREHOLDERS  HAVE  ACQUIRED SHARES AT EXTREMELY LOW PRICES

     All present shareholders have acquired shares at $0.001 per share. The Company does not intend to issue further shares at this price; hence, any new investors would pay a higher price and immediately suffer a dilution in the value of their shares.

5.     FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS AND/OR RIGHTS WILL HAVE A
       DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on page 27 of this report and may in the future issue further stock options to officer, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

6.     THE  COMPANY  DOES  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS

     The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

7.     CONFLICT  OF  INTEREST

     Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. For example, Mr. Reimchen is President of Zarcan Minerals Ltd., a company listed on the CDNX in Toronto, Canada which is engaged in the development of a gold property in Iran and a diamond property in South America. Conflicts might arise if a mineral property becomes known to Mr. Reimchen for acquisition and he does not offer it to each of the companies at the same time. Even with full disclosure by Mr. Reimchen or any of the other directors and officers, the Company cannot insure that it will receive fair and equitable treatment in this or any other transaction.

8.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 315,000 shares. Even thought this only represents 13 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

9.     MINING  EXPERIENCE  BY  MANAGEMENT

     Only Ted Reimchen, President of the Company, has had any mining experience (refer to page 22). None of the other directors and officers have had any mining experience. Therefore, the Company is totally reliable upon Mr. Reimchen overseeing the exploration activities on the Bridge claim. If Mr. Reimchen is unable to assist the Company in this area for one reason or another, the Company will have to hire consultants to undertake work on the Bridge claim which might be expensive.

10.     KEY-MAN  INSURANCE

The Company carries no key-man insurance. In the event the Mr. Reimchen either departed the Company or passed away, the Company would not have the available funds to attract an individual of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

11.     NUMBER  OF  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES

     All of the directors devote some time to the Company but none of them are full time since they all have other occupations which requires the majority of their time. As a group, the directors and officers devote approximately 10 hours a month to the affairs of the Company. There are no employees in the Company at the present time and therefore no full time employees.

12.     RECENTLY  ENACTED  AND  PROPOSED  REGULATORY  CHANGES

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

13.     THE  COMPANY  IS  AN  EXPLORATION STAGE COMPANY WITH A LIMITED OPERATING
        HISTORY

     Being an exploration stage company with limited operating history makes it difficult to evaluate whether the Company will ever operate profitably. It has no business track record and having not earned any revenues since its inception makes if difficult to base any opinion on the future success of the Company. Given the Company's limited operating history, lack of revenue, having operating losses and knowing it will incur net losses for some time into the future, there can be no assurance the Company will achieve the goals it has set itself by finding an ore body of merit on the Bridge claim.

14.     NO  KNOWN  ORE  BODY

     The Bridge claim does not contain a known body of commercial ore and, therefore, any program conducted on this claim would be an exploratory search for ore. Due to the nature of the terrain of the Bridge claim it might take years to identify an ore body. There is no guarantee that an ore body will never be found on the Bridge claim since the statistics of finding an ore body on any given claim is extremely remote.

15.     EXPENDITURES  MAY  NEVER  FIND  AN  ORE  BODY

     There is no certainty any expenditures made in the exploration of the Bridge claim will result in discoveries of commercial quantities of ore. Spending considerable sums of money will not guarantee an economic ore body will be found.

16.     FUNDS  FOR  EXPLORATION  MIGHT  NOT  BE  AVAILABLE

     Resource exploration is a speculative business. If the trend for investing is in a business section unrelated to mineral exploration, the Company might not be able to attract any capital for the exploration of the Bridge claim. Even if money is available for exploration activities, the Company will have to compete against Canadian companies who can take advantage of certain tax incentives for their shareholders which are not be available to the Company since it is incorporated in the United States. Such tax incentives are known as flow-through shares and are applicable only to companies resident in Canada.

17.     INSIGNIFICANT  MINERAL  DEPOSIT

The Company might discover on the Bridge claim a mineral deposit which might not be the size and grade to ensure profitability when mined. It requires a certain number of tons and grade of the ore to ensure profitable operations and if these two factors are not present the Company will not be able to proceed.

18.     MARKETING  FACTORS  BEYOND  THE  CONTROL  OF  THE  COMPANY

     The marketability of any minerals acquired or discovered may be affected by factors beyond the control of the Company. For example, fluctuations of the price of gold and silver, the nearest to the Bridge claim of milling facilities, governmental regulations, cost of labor and equipment, taxes and quotas on production and selling, etc. Any of these factors will have an impact on the Company's operations and its profitability.

19.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

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

20. BOTH THE FUTURE EXPLORATION AND MINING OF THE BRIDGE CLAIM INVOLVES A HIGH DEGREE OF RISK.

     Exploration of the Bridge claim and eventually mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Company's results of operations or financial condition, and its ability to continue as a going concern.

21.     REFINING THE ORE MIGHT PROVE TO BE DIFFICULT IN THE BRALORNE MINING AREA

     Even if there exists a commercially viable ore body, there may be substantial competition for the use of the mill in the Bralorne area. This is because the mill is owned by another company which is mining in the same area that the Company is exploring the Bridge claim. It might have full mill capacity and hence does not wish to accept tonnage from other companies. This will result in the Company having to transport its ore to mills located some distance from the Bralorne area. The cost of such transportation could be high and result in the refining of the ore to be uneconomical.

22.     ENVIRONMENTAL  CONCERNS

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

     While in the exploration stage, the Company does not need governmental approval to explore the Bridge claim unless a decision is made by the Company to install facilities or undertake a major exploration program which will change the surrounding area of the claim. The Company does not intend to undertake the latter.

23.     TITLE  TO  THE  CLAIM.

     While the Company has obtained the usual industry standard title reports with respect to the Bridge claim, this should not be construed as a guarantee of title. The Bridge claim may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Certain of the units comprising the claim itself may be under dispute and resolving of a dispute may result in the loss of all of the Bridge claim or a reduction in the Company's interest therein.

24.     NO  SURVEY  HAS  BEEN  PERFORMED

     The Bridge claim has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising the Bridge claim may be in doubt.

Other  items.

     The Company has not spent any time or money on research and development of a product in the last two years.

     As mentioned previously, the Company does not know the cost of adhering to various environmental laws.

     In addition to exploring and developing, if warranted, the Bridge claim, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing. To date, the Company does not have the funds to seek out other mineral properties and will be using any funds obtained under the Form SB-2 to work on the Bridge claim as more fully described below.

Comtemplated  future  financing

     Under the Form SB-2, filed with the SEC on January 16, 2003, the Company intends to issue a minimum of 300,000 common shares and a maximum of 1,000,000 common shares at a price of $0.15 per share to give the Company a minimum amount of $45,000 and a maximum amount of $150,000. The use of the minimum and maximum proceeds from this offering will be as follows:





                    Minimum   Maximum
Amount Raised       $45,000   $150,000
------------------  --------  --------
Offering expenses.  $ 12,500  $ 12,500
Phase I - page 10.    32,000    32,000
Phase II - page 10         -    64,000
Working capital. .       500    41,500
                    --------  --------
                    $ 45,000  $150,000
                    ========  ========





     The above use of proceeds from the SB-2 offering does not take into consideration Phase III of the recommended exploration program (page 14). The possibilities of finding a commercially viable ore body in performing Phases I and II are remote. Only in the event that the recommendation from a professional geologist is obtained, which is based upon the information to be gathered in completing Phases I and II, will the Company proceed to raise additional funds for the completion of Phase III. There is no assurance, however, such additional funds will be available on terms acceptable to the Company, or at all. If such additional funds are raised, shareholders at that time, including investors who purchase the shares offered under the Form SB-2, may experience substantial dilution.

     Offering expenses include the costs for filing, transfer agents and auditing fees. The costs set forth above are only estimates, and it is possible that the actual costs may exceed such estimates, or that there will be substantial additional costs. There is no assurance that additional funds will be available to the Company to cover any shortfall in costs.

     While the Company currently intends to use the proceeds of its SB-2 offering substantially in the manner set forth above, it reserves the right to reassess and reassign such use if, in the judgment of its Board of Directors, such changes are necessary or advisable. At present, no material changes are contemplated. Should there be any material changes in the above projected use of proceeds in connection with this offering, the Company will issue an amended Form SB-2 reflecting the same.
Upon the effective date of its SB-2 filed under the Securities Act of 1933, the Company shall report the use of proceeds on its first periodic report filed pursuant to sections 13(a) and 15(b) of the Exchange Act (15 U.S.C. 78m(a) and 78o(d)) after effectiveness of its Form SB-2, and thereafter on each of its subsequent periodic reports filed pursuant to sections 13(a) and 15(d) of the Exchange Act through the latter of disclosure of the application of all the offering proceeds, or disclosure of the termination of the offering.


                        ITEM 2. DESCRIPTION OF PROPERTIES


EXPLORATION  OF  THE  BRIDGE  CLAIM

     The Bridge claim was identified and staked by the Company on February 7, 2000. This claim comprises 18 units totaling 1,235 acres. The claim is located by traveling approximately 2.3 miles east of Gold Bridge, B.C., Canada on the northern shore of Carpenter Lake and approximately 3.5 miles down the McDonald Creek trail to McDonald Lake.

Exploration  History  and  Previous  Work

     The area presently covered by the Bridge claim was explored in the mid-1930's, when the area was covered by the Norma claim. A short adit, the Norma adit, was driven along a strike fault or vein paralleling the north-south formation strike, in an area of intense quartz-carbonate alternation. Other exploration in the immediate surrounding area during the 1930's included exploration 1.25 miles north of the Norma adit and the Reliance gold-antimony prospects, located approximately 1.56 miles northeast of the Norma adit.

     In the mid-1980's, the area was covered by the Norma and Big Apple claims. This area received further exploration attention, in conjunction with exploration activity in the Bralorne area as a whole. This attention relates to the increase in gold prices at the time. This work succeeded in detecting areas of anomalous gold, arsenic and silver in the soil and several geophysical conductors.

Geology

     The following information is based on information provided to management and various reports of consultants. However, the Company has not independently verified the information contained in this section, and cannot make any assurance that this information is complete or accurate. The information contained in this section should be considered, and is deemed by management, to be forward-looking statements, subject to review and verification by management after additional exploration and research.

     Refer to Glossary of Geological and Technical Terms under Exhibit A, page
45.

     The Bridge claim is shown to be underlain mainly by rocks of the Bridge River terrain (greenstone, cherty argillite, limestone and dioritic intrusives) in contact with ultramafic and basic intrusions to the southwest.

     There is poor outcrop exposure on the Bridge claim. The outcrop geology of the Bridge claim as described by previous explorationists consists of altered volcanic rocks showing well-developed schistosity and considerable amounts of quartz-carbonate alternation. Schistosity strikes in a general north-south direction and dips steeply, both to the east and to the west. In the southwestern corner of the property, cherts and argillites are more abundant than volcanic rocks. These cherts and argillites are also strongly schistose and exhibit quartz-calcite alternation in the form of 0.4 to 1.2 inches wide veins, often as boxworks. A layer of recent volcanic ash that varies from a few centimeters to a meter in thickness covers much of the property area.

     Preliminary  geologic  and  geophysical  evidence  indicates  a north-northwesterly trend to geological formations and structures on the property. Steep Creek appears to reflect a shear or fault zone. The rock exposures to the west of Steep Creek are sheared and slightly altered or broken.

Area  and  Local  Mineralization

     The Bridge area hosts two large past-producing mines and several smaller past-producers. There are more than 60 additional mineral properties in the Bridge River area ranging in development status from prospect to property with
developed  ore  reserves.   The  following  table  describes  gold  and  silver
production from some of the more significant mining operations in the past from the Bridge River area.





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

     Some sulphide mineralization, mainly pyrite, has been reported in the outcrops on the Bridge claim.

Recommendations  by  Douglas  Symonds,  Professional  Geologist

     Even though appropriate geo-chemical sample preparation techniques were not used during the 1980's programs, there is still some value in the geo-chemical data obtained. The quantity and distribution of anomalous gold (greater than 20 parts per billion), arsenic (greater than 34 parts per million) and silver (greater than 0.5 parts per billion) values detected in soils in the 1980's are encouraging. With resampling and proper sample preparation, the anomalies detected in the 1980's should be more clearly defined.

     Management believes that the Bridge claim warrants a $32,000 Phase I exploration program of data acquisition, aerial photograph interpretation, base map preparation, prospecting, geo-chemical soil sampling and report writing. Contingent upon the success of this Phase I program, a Phase II program, estimated to cost $64,000, involving further geo-chemical sampling, geophysical surveying, geological mapping, rock sampling, limited trenching and report writing was recommended by Mr. Symonds. A Phase III program, estimated to cost $160,000, involving further trenching, diamond drilling and report writing was recommended by Mr. Symonds, contingent upon the success of Phase II program. The Company will determine, in conjunction with its advisors and consultants, the level of success of the Phase I and Phase II programs in order to determine if additional exploration (including the Phase II and Phase III programs) will be commenced.

     Douglas  Symonds  has  recommended  the  following  proposed  budgets:

Phase  I:

     Estimated  cost  of  $32,000

     geo-chemical soil sampling and analysis aerial photographic interpretation and base map preparation prospecting and rock sampling preparation of Phase I report to Company preparation of assessment report

Phase  II  (Contingent  upon  the  success  of  Phase  I)

     Estimated  cost  of  $64,000

     geophysical surveys to follow up geo-chemical anomalies geological mapping and further rock sampling limited trenching program preparation of Phase II report to Company preparation of assessment report

Phase  III  (Contingent  upon  the  success  of  Phase  II)

     Estimated  cost  of  $160,000

     further  trenching
     diamond  drilling
     preparation of Phase III report to Rubincon preparation of assessment report

     Until the Company has responded to all comments from the SEC relating to its Form SB-2 it will not be able to commence the Phase I program.

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

Work  on  the  west  grid  system  was  as  follows:

     A topographical reconnaissance was carried out to determine the grid layout. The baseline was located approximately 2,250 feet up the MacDonald
Creek from the road. The baseline was oriented at azimuth 270 degrees and horizontally chained and flagged every 30 feet. Grid station X-lines were established every 90 feet from station 0 + 000 W to 0 + 0510 N; totaling 1,530 feet of baseline.

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

     There was a total of 10,950 feet of grid line established during this exploration program. The objective to the Company is to undertake a soil sampling program during the first and second calendar quarters of 2003 to determine areas of high concentration of mineralization.

Assessment  work  for  2003

     On January 24, 2003, the Company undertook a surveillance of the claim by walking the lower part where the grid system had been established during the last several years. Basically, this procedure was performed to determine what the conditions were like on the Bridge claim due to snow and ice conditions being present. From this observation, the consultant was able to determine what equipment was required, being snowshoes, snow mobiles, etc., and assisted in forming a strategy for the balance of the week.

     On January 26th the Company mobilized its initial exploration efforts by walking the grid system and using a magnetometer every 10 meters (30 feet). A magnetometer is an instrument for measuring magnetic intensity. In ground magnetic prospecting, it is an instrument for measuring the vertical magnetic intensity and for detecting magnetic anomalies and magnetic gradients in rock formation. In other words, it is an instrument which will show unusual formation where high concentration of mineralization might occur.

     Basically, upon reaching the 30 foot site, the information shown on the magnetometer and the grid location was recorded in a notebook for future charting. The process of using the magnetometer over the grid system took three full days.

     On January 29th, the Company hired an electromagnetic instrument for assisting in the prospecting process. This instrument is used as a geological method employing the generation of electromagnetic waves at the Earth's surface. When the waves penetrate the Earth and impinge on a conducting formation or ore body, they induce currents in the conductors, which are the source of new waves radiated from the conductors and detected by the instrument at the surface.

     Again, the reading from this instrument was recorded every 30 feet on the grid system. The process took three days to complete.

     The actual summation of the data obtained from the magnetometer and electromagnetic will be reviewed by a geophysicist to determine if any favorable findings occurred.

     The work performed on the Bridge claim will maintain it in good standing until February 7, 2004.

Other  considerations

     The Company has not received any revenue from operations during the last three fiscal years. There are no plans by the Company to acquire any plant or equipment in the immediate future nor does the Company plan to increase the number of employees during the next twelve months.

Investment  Policy

The Company has no limitations on the percentage of assets which may be invested in any one investment, or type of investment. This policy may be changed without a vote of security holders. The Company's policy is to acquire assets primarily for income and not capital gains. Any funds received from the sale of shares under the Form SB-2, mentioned above, will be deposited into interest bearing certificates until such time as the funds are required.

                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


Annual  General  Meeting

     On July 26, 2002, an Information Statement will was mailed to the stockholders of record on July 15, 2002 in connection with certain actions approved by the shareholders at the Annual General Meeting (the "Meeting") held on August 20, 2002 as follows:

1. The election of Ted Reimchen, Irene Campany and Martine Rummelhoff as directors for a term expiring at the 2003 Annual General Meeting of Shareholders;

2. The appointment of Andersen Andersen & Strong as independent auditors for the fiscal year January 31, 2003;

3. The approval of the report of the independent auditors of the Company and the financial statements for the year ended January 31, 2002;

4. The approval of the appointment of three additional directors during the year without the directors having to seek further approval from the shareholders;

5. The approval of the issuance of a maximum of 1,000,000 common shares at a price of $0.15 per share as set forth in a Form SB-2 to be filed by the Company with the SEC; and

6. The approval of a Non-Qualified Stock Option Plan for directors, officers and consultants of 240,000 common shares at an exercise price of $0.15 per share.

     The number of votes cast at the Meeting was 1,700,820 shares comprising 315,000 shares represented in person and 1,385,820 shares represented by proxy with no votes against or withheld for the various resolutions. This represented 71 percent of the issued and outstanding shares. There were no abstentions or broker non-votes associated with the votes cast at the Meeting. All votes were cast in favor of each action. There were no other nominations for directors at the Meeting other than had been recommended by management.

     Subsequent to the Annual General Meeting of Stockholders, the Board of Directors appointed Ted Reimchen to act as President of the Company and Irene Campany to act as Secretary Treasurer. In addition, the Board appointed Ted Reimchen and Martine Rummelhoff as members of the Audit Committee and approved an Audit Committee Charter (refer to Exhibit B attached hereto). The Board is seeking an independent non-officer/director to serve on the Audit
Committee but has not yet identified an individual to do so. The audit committee has not had a formal meeting since its inception.

Circulation  of  Proxies

     On October 10, 2002, the Company circulated a proxy to all shareholders for their written consent for the following actions:

1. The ratification of the change in the authorized share capital from 1,500 common shares with a par value of $0.001 per share as stated in the Certification of Incorporation dated February 2, 1999 and amended by the director under the Certificate of Amendment of Certificate of Incorporation dated April 12, 1999 to 25,000,000 common shares with a par value of $0.001 per share; and

2. The approval of the issuance of 2,400,820 common shares at a price of $0.001 approved by the director under a Resolution of Director dated February 25, 1999.

Increase  in  the  Authorized  Share  Capital

     Due to an error made during the incorporation of the Company on February 2, 1999, the incorporator, The Company Corporation, incorrectly recorded the authorized share capital of the Company at 1,500 common shares with a par value of $0.001. Management of the Company was not aware of this error until advised by its transfer agent, Nevada Agency & Trust Company. On April 12, 1999, the
Company filed a Certificate of Amendment of Certificate of Incorporation to change the authorized share capital from 1,500 common shares at a price of $0.001 per share to 25,000,000 common shares at a price of $0.001 per share.

     In the Certificate of Amendment of Certificate of Incorporation it stated "that the said amendment has been consented to and authorized by the holders of a majority of the issued and outstanding stock entitled to vote by written consent given in accordance with the provisions of Section 228 of the General
Corporate Law of the State of Delaware". The consent by Stockholders was not obtained at the time and management requested the Stockholders approve the change in the Company's authorized share capital.

Approval  of  the  Issuance  of  2,400,820  Common  Shares

     On February 25, 1999 the director of the Company signed a Treasury Order issuing 2,400,820 common shares at a par value of $0.001 for a price of $0.001 per share. This occurred prior to the change in the authorized share capital from 1,500 common shares to 25,000,000 common shares. The transfer agent did not issue the shares under this Treasury Order until confirmation had been received from the State of Delaware that the authorized share capital had been increased to 25,000,000 common shares with a par value of $0.001 per share. This action was to seek Stockholders' approval for the issuance of 2,400,820 common shares in the capital stock of the Company.

     The  above noted two actions received 2,190,820 votes in favor representing
91.25 percentage of the issued and outstanding shares of the Company. No votes were cast against either action.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends  on  its common stock.  The Company has no limit on its ability to pay dividends  on  its common stock but does not anticipate it will pay dividends in
the  foreseeable  future.   As  at  January  31,  2003  the  Company  had  32
shareholders; two of these shareholders are officers and directors of the Company.

During  the  last  three  years  the  Company  has  not  issued  any  shares.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2003 there were 2,400,820 shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

     As at January 31, 2003, the Company had $88 in assets, and $54,661 in liabilities, including cash or cash equivalents amounting to $88. The liabilities of $54,661 are amounts of $9,350 accrued for audit, legal and accounting, $5,088 for transfer agent fees, $2,067 for office expenses and $2,030 for filing fees and the amount of $38,076 due to related parties. A debit balance of $1,950 is due from a legal firm, and is offset against audit, legal and accounting. The amounts due to related parties are non-interest bearing and have no specific terms of repayments.

     The requirements for funds over the next twelve months are as follows, assuming no funds are raised under the Form SB-2:





Expense                                                   Amount
Accounting and auditing . . . . . . . . . . .       (i)  $15,000
Bank charges. . . . . . . . . . . . . . . . .      (ii)      120
Edgar filing fees . . . . . . . . . . . . . .     (iii)    2,930
Exchange filing fees. . . . . . . . . . . . .      (iv)    3,500
Registrar's fees. . . . . . . . . . . . . . .       (v)      300
Franchise taxes - Delaware. . . . . . . . . .      (vi)      100
Legal . . . . . . . . . . . . . . . . . . . .     (vii)    5,000
Office expenses . . . . . . . . . . . . . . .    (viii)    3,067
Property maintenance. . . . . . . . . . . . .      (ix)    1,032
Transfer agent's fees . . . . . . . . . . . .       (x)    8,396
Miscellaneous . . . . . . . . . . . . . . . .      (xi)    3,555
                                                         -------
Estimated expenses for the next twelve months           $ 43,000
                                                         =======

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:

     January 31, 2003                Form  10KSB       2,650
     April 30, 2003                  Form  10QSB       1,000
     July 31, 2003                   Form  10QSB       1,000
     October 31, 2003                Form  10QSB       1,000
     Outstanding  Accounts Payable                     9,350
                                                       -----
                                                     $15,000
                                                     =======

(ii)     Assuming  bank  charges  of  $10  per  month.

(iii)    The outside cost of filing on Edgar has been estimated as follows:

            Notice  of  Annual  General  Meeting      $  300
            Form  10-KSB  and  Forms  10-QSB             600
            Outstanding  accounts  payable             2,030
                                                       -----
                                                      $2,930
                                                       =====

(iv) The Company, if possible, will apply for a quotation on the OTCBB and subsequent make application to the newly formed BBX Exchange. There is no assurance such an application will happen but in the event that it does the funds have been provided for in the above schedule.

(v) This payment is made annually to The Company Corporation in Delaware to act as the registered agent for the Company for the forthcoming year.

(vi)     The  Franchise  Tax  is  based  on  historical  payments.

(vii) Legal costs associated with the filing of the Form SB-2 has been estimated at $5,000. This does not include additional legal costs associated with the preparation and review of future filings as will be required from time to time.

(viii) Office expenses comprise photocopying, fax and delivery charges including $2,067 representing outstanding accounts payable.

(ix)     The cost of maintaining the Bridge claim in good standing until
         February 7, 2005 is approximately $1,032.   This assumes the Company
         is not able to raise any additional funds under the Form SB-2 it will still be required to maintain the claim in good standing.

(x)      The annual charge to the transfer agent is $1,200 and a fee of $15 per
         each new share certificate issued.   The issuance cost for each new
         share certificate has been estimated at $1,000 for the forthcoming year. This figure includes the current outstanding accounts payable of $6,196 due to Nevada Agency & Trust Company.

(xi) Miscellaneous cost have been estimated to cover any expenses management is unaware of this time.

     The Company presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. In the event the Company is not successful at raising funds under the Form SB-2 it will have to seek other ways of obtaining funding. For example, the directors and officer might have to advance further funds to the Company or seek some form of institutional borrowing guaranteed by the directors and officers.

     If international mineral prices decrease in value over the next year, the Company might find it difficult to raise additional funds on the exploration activities on the Bridge claim. Currently mineral prices are relatively high compared to prior years but there is no certainty this increase will continue to be maintained.

     The Company is years away from mining an ore body and may never be in the position to do so. Unless substantial funding is realized over the next several years the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance the Bridge claim or it assumes a small carried interest in the Bridge.

     At the present time, the Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Bridge claim and has made no commitments to acquire any asset of any nature.

     The Company does not anticipate hiring any employees at the present time.

Results  of  Operations
-----------------------

     During the past year, the Company has a geological grid program, magnetometer and electromagnetic program on the Bridge claim as more fully described above. The results of the 2003 exploration activities did not identify any trends or anomalies which will assist the Company in its future exploration activities. Nevertheless, the Company will attempt during 2003 to undertake the exploration program as defined by Douglas Symonds in his report summarized herein.



                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the signature page to this Form 10-KSB.


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     From inception to date, the Company's principal accountant is Sellers and Andersen L.L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2003 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of January 31, 2003, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                                                  Term as
                                                                  Director
Name                        Age           Position Held            Since
---------------------------------  --------  ----------------------  -----
Ted Reimchen. . . . .        61       President and Director        2002

Irene Campany                61       Secretary-Treasurer and       2001
                                          Director

Martine Rummelhoff. . .   .  44       Director                      2001




     Each director of the Company serves for a term of one year and until his or her successor is elected at the Company's Annual Shareholders' Meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his or her successor is elected at a Meeting of the Board of Directors and is qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

     TED REIMCHEN, President of the Company, is a professional geologist having graduated with a Bachelor of Science degree in geology and botany from the University of Alberta in 1966. Subsequently in 1968, he obtained a Masters of Science degree in geology from the same university. Presently, Mr. Reimchen is a member of the Association of Professional Engineering Geologist and Geoscientists of both British Columbia and Alberta, Canada as well as a member of the Society of Wetland Scientists of North America. For the past 35 years, Mr. Reimchen has been the founder of a private company called Pegasus Earth Sensing Corporation, and its predecessors, which offers specialized professional and technical services in environmental engineering, mineral exploration and mineral recovery. He has experience in mineral exploration property, evaluation and environmental mapping. His experience and interests include geobotanical prospecting, remote sensing, engineering geology, archaeology, seismic risk, mineral exploration for lode and precious metals and gemstones, specialty and mineral sands, rare earths, industrial minerals and potable water. Mr. Reimchen has been involved with evaluation, mine design, and running day to day operations of several open pit mines. He is familiar with drilling, tunneling, sampling, mine and equipment design and construction, and ore reserve calculations separating mineable from geological reserves. He has prepared numerous professional reports on geological prospects in 43 countries. In addition to the three professional organizations mentioned above, Mr. Reimchen is a registered member of the American Association of Exploration Geochemists, Canada Centre for remote sensing, Presidents Council 1908, University of Alberta, American Society of Germans from Russia and Remote Sensing Society of Canada/USA/ESA. Mr. Reimchen is a director of Zarcan Minerals Ltd; a public company listed on the TSX Exchange in Canada.

     IRENE CAMPANY, is Secretary Treasurer and a Director of the Company who graduated from grade 12 at Holy Roode Senior Secondary in Scotland. She would later come to Canada from her native Scotland during Centennial Year, 1967. Her specialty in geriatrics led her to found and operate a rest home in St. Catherines, Ontario. She started a business which became the largest paramedical company in British Columbia, employing 200 doctors and 100 nurses, and billing in excess of one million dollars a year after just two years. She recently sold this business and joined the family security company. Currently she works for Strategic Management Consultants Inc. Ms. Campany currently teaches lifestyles and nutrition, especially for mature people. In community activity, Irene was the first woman to become a member of the Arbutus Rotary Club in Vancouver, and received a Paul Harris award for service.

     MARTINE RUMELHOFF, is a Director of the Company and graduated from high school in Quebec where she completed college and is bilingual in English and French. Trained in restaurant management she became a chef and later managed several restaurants. Mrs. Rumelhoss managed the Simon Fraser Inn in Prince George and the Crest Hotel in Prince Rupert, British Columbia. She became the manager of a major mechanical company who engaged in the mechanical installation for large projects. Currently the owner of Norsemen Plumbing, she has opened subsidiaries in Kitimat, British Columbia, San Diego and San Francisco.

Significant  employees

     None of the Directors or Executive Officers work full time for the Company, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the directors and officers will be approximately 10 hours per month, comprising mainly administrative, planning duties and preparation of corporate documents. This time will increase when the Company undertakes a work program on the Bridge claim since Ted Reimchen will be an integral part of overseeing the exploration activities thereon.

Family  relationships

     There are no family relationships between the directors, executive officers or with any person under consideration for nomination as a director or appointment as an executive officer of the Company.

Involvement  in  certain  legal  proceedings

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

     The following table sets forth as at January 31, 2003, the name, position of each Reporting Person and the date of the report filed, being Form 3, as required pursuant to Section 16 (a) during the most recent fiscal year.

Name                   Position               Report  Filed          Date  Filed
----                   --------               -------------          -----------

Ted Reimchen       President and Director          Form 3      December 12, 2002

Irene Campany      Secretary-Treasurer/Director    Form 3        August 12, 2002

Martine Rummelhoff  Director                       Form 3        August 12, 2002

                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2003.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended January 31, 2003:

                SUMMARY COMPENSATION TABLE ( 2001, 2002 AND 2003)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                         Annual  Compensation        Awards              Payouts
                         --------------------        ------              -------




(a)                     (b)        (c)         (e)        (f)          (g)        (h)      (i)
                                              Other    Restricted                         All other
                                              Annual     Stock        Options/    LTIP      compen-
                                               Comp.     awards       SAR         payouts   sation
Name and  Principal
      position. .   .   Year     Salary        ($)       ($)          (#)          ($)          ($)
--------------------    ----      ------      ------     --------     --------    -------   -------

Ted Reimchen. . . . . . 2002      -0-          -0-       -0-          -0-          -0-          -0-
President, and. . . . . 2003      -0-          -0-       -0-          -0-          -0-          -0-
Director

Irene Campany . . . . . 2001. . . -0-          -0-       -0-          -0-          -0-          -0-
Secretary Treasurer .   2002      -0-          -0-       -0-          -0-          -0-          -0-
and Director            2003      -0-          -0-       -0-          -0-          -0-          -0-

Martine           . .   2001      -0-          -0-       -0-          -0-          -0-          -0-
Rummelhoff              2002      -0-
Director. . . . . . . . 2003      -0-          -0-       -0-          -0-          -0-          -0-





BONUSES  AND  DEFERRED  COMPENSATION

     Refer  to  Item  11  - "Security Ownership of Certain Beneficial Owners and
Management  and  Related  Stockholder  Matter"  below.

PENSION  TABLE

None

OTHER  COMPENSATION

None  other  than  described  more  fully  in  this  Form  10-KSB.

     The Company has accrued $500 per month since its inception as management fees to give recognition to services provided by the directors and officers for which they are not paid. The directors and officers have agreed not to accept shares or cash in the future for the management fees accrued to date. Therefore, management fees have been expensed during the period they were recognized and credited as a contribution to Capital in Excess of Par Value. The total amount of management fees so credited since inception is $24,000.

     The Company does not consider the above noted management fees as compensation to the directors and officers because they received nothing personally, and the expenses were accrued to accurately reflect the value of services provided to the Company, even though the Company did not actually pay anything for such services.

     The Company expects to compensate its directors and officers in the future. At this time, no decision has been made as to the appropriate compensation in dollars. In the interim, the Company has received approval from its shareholders to implement a Non-Qualified Stock Option Plan for directors, officers, consultants and other individuals assisting in the development of the Company.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at January 31, 2003, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






Name and Address                                 Amount
of Beneficial                   Nature of    of Beneficial     Percent
Owner                          Ownership(1)   Ownership (2)   of Class
-----------------------------  ------------  --------------  ---------
IRENE CAMPANY
907 Quadling Avenue
Coquitlam, B.C.. . . .            Direct         200,000 (3)      8.4 %
Canada, V3K 2A6. . .          .  Indirect (2)     40,000 (4)      1.6 %

MARTINE RUMMELHOFF
325 Kings Road West
North Vancovuer, B.C.
Canada V7N 2M1. . . . .           Direct          75,000 (5)      3.1 %

Directors and officers
as a group . . .                        .        315,000         13.1 %

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

(4)     Irene  Campany's  husband,  Michael,  owns  40,000  shares.

(5) The shares owned by Martine Rummelhoff do not bear a legend restricting their transfer but Ms. Rummelhoff will be under the same terms and conditions as mentioned in (2) above.

Management knows of no other shareholder having 5% or more of the outstanding shares.


COMPENSATION  PURSUANT  TO  PLANS

     On June 19, 2002, the Board of Directors of the Company approved and adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"), which provides for the grant of options to purchase an aggregate of 240,000 shares of Common Stock at an option price of $0.15 per share. The purpose of the Stock Option Plan is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase, on reasonable terms, of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which determines the persons to be granted options under the Stock Option Plan, the number of shares subject to each option, and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of Common Stock. No options granted under the Stock Option Plan will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

     As at January 31, 2003, no options have been granted. The Stock Option Plan was approved by the Stockholders at the Annual General Meeting held on August 20, 2002 which allowed the Board of Directors to authorize, without further shareholder approval, the granting of such options from time to time up to an aggregate of 240,000 shares of Common Stock. The Board of Directors may thus in general determine the number of shares subject to such option, the option period, and the expiration date of such options, if any.

The Stock Option Plan can be examined in detail by referring to Part 1V - Item 13 - Exhibits and Reports on page 30.

Equity  Compensation  Plan  Information





                      Number of
                  securities to be
                     Issued upon          Weighted         Number of
                     exercise of      average exercise     securities
                     outstanding          price of         remaining
                      options,          outstanding      available for
                    warrants and     options, warrants       future
Plan category          rights            and rights         issuance
                         (a)                 (b)               (c)
Equity
compensation
plans approved
by security
holders. . . . .      240,000         None outstanding        240,000

Equity
Compensation
plans not
approved by
security holders        None               None                None

Total. . . . . .      240,000         None outstanding        240,000





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

TRANSACTIONS  WITH  PROMOTERS

Since inception the Company has not used the services of a promoter and therefore has had no transactions with any promoter.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(A) (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
-----------------                                                                     ----

Report of Sellers and Andersen,L.L.C.. . . . . . . . . . . . . . . . . . . . . . . .    37

Balance Sheet as at January 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . .    38

Statement of Operations for the Year Ended January 31, 2003 and 2002
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2003. . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .    39

Statement of Changes in Stockholders' Equity for the Period from
    February 2, 1999 (date of inception) to January 31, 2003.  . . . . . . . . . . .    40

Statement of Cash Flows for the Year Ended January 31, 2003 and 2002
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2003. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .    41

Notes to the Financial Statements . . . . . . . . . . . . . . .  . . . . . . . . . .    42

(A) (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(A) (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

3.   Certificate of Incorporation, Articles of Incorporation, By-laws,
     Non-Qualified Stock Option Plan and Audit Committee Charter

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statements on Form 10-SB filed on February 10, 2000)

3.2  Articles of Incorporation (incorporated by reference from the Company's
     Registration Statement on Form 10-SB filed on February 10, 2000

3.3 By-laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on February 10, 2000)





3.4  Non-Qualified Stock Option (incorporated by reference from Company's
     Form 10-QSBA (Amended) as at July 31, 2002 filed on April 22, 2003

3.5  Audit Committee Charter (incorporated by reference from the Company's
     Form 10-QSBA (Amended) as at July 31, 2002 filed on April 22, 2003

Exhibit A - Glossary of Geological and Technical Terms . . . . . . . . . . . . . . 45

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RUBINCON VENTURES INC.
                                ----------------------



                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                      Ted Reimchen
                                 President and Director

        Date:  April 28, 2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                      Ted Reimchen
                                   President Director

         Date:  April 28, 2003

                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                      Irene Campany
                             Secretary Treasurer and Director

         Date:  April 28, 2003


                        By:     /s/ "Martine Rummelhoff"
                        ---     ------------------------
                                    Martine Rummelhoff
                                         Director

         Date:  April 28, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Ted  Reimchen,  certify  that:
        1. I have reviewed this annual report on Form 10-KSB for the year ended January 31, 2003 of Rubincon Ventures Inc., the registrant;

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

Date: April 28, 2003                             /s/  "Ted  Reimchen"
                                                   --------------------
                                       Ted  Reimchen,  President  and  Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                  /S/ Ted Reimchen, President and Director

Date:  April 28, 2003

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Irene Campany,  certify  that:
        1. I have reviewed this annual report on Form 10-KSB for the year ended January 31, 2003 of Rubincon Ventures Inc., the registrant;

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

Date: April 28, 2003                  /s/  "Irene Campany"
                                      --------------------
                           Irene Campany, Secretary Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Rubincon Ventures Inc. on Form 10-KSB for the year ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                             /S/ Irene Campany, Secretary Treasurer and Director

Date: April 28, 2003

SELLERS  AND ANDERSEN, L L C.                     941 East 3300 South, Suite 220
------------------------------
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

Board  of  Directors
Rubincon  Ventures  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (exploration stage company) at January 31, 2003, and the statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2003 and 2002 and the period February 2, 1999 (date of inception) to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubincon Ventures Inc. at January 31, 2003, and the results of operations, and cash flows for the years ended January 31, 2003 and 2002 and the period February 2, 1999 (date of inception) to January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Salt  Lake  City,  Utah                         /s/  "Sellers  and Andersen LLC"
April  26,  3002

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                                January 31, 2003






ASSETS
CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . .  $         88
                                                           -------------

            Total Current Assets. . . . . . . . . . . . .            88
                                                           -------------

OTHER ASSETS

      Mineral claims - Note 3 . . . . . . . . . . . . . .             -
                                                           -------------

                                                           $         88
                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable. . . . . . . . . . . . . . . . . .  $     16,585
      Accounts payable - related parties. . . . . . . . .        38,076
                                                           -------------

             Total Current Liabilities. . . . . . . . . .        54,661
                                                           -------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding         2,401

     Capital in excess of par value . . . . . . . . . . .        40,800

     Deficit accumulated during the exploration stage . .       (97,774)
                                                           -------------

           Total Stockholders' Deficiency . . . . . . . .       (54,573)
                                                           -------------

                                                           $         88
                                                           =============






   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

          For the Years Ended January 31, 2003 and 2002 and the Period
            February 2, 1999 (date of inception) to January 31, 2003







                              JAN 31,      JAN 31,     FEB 2, 1999 TO
                               2003         2002        JAN 31, 2003
                             --------     --------     --------------
REVENUES . . . . . . . . .  $       -     $      -        $      -

EXPENSES . . . . . . . .       31,276       24,135           97,774
                             --------     --------         --------

NET LOSS . . . . . . . . .  $ (31,276)    $(24,135)       $ (97,774)
                              ========     ========         ========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $   (0.01)    $  (0.01)
                              ========      =======


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .  2,400,820     2,400,820
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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2001







                                                                         CAPITAL IN
                                                    COMMON  STOCK         EXCESS OF      ACCUMULATED
                                                  SHARES     AMOUNT       PAR VALUE         DEFICIT
                                                ---------   --------      -----------     ----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .           -  $      -      $       -      $       -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . . .   2,400,820     2,401              -              -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .           -         -         10,200              -

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .           -         -              -        (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .           -         -         10,200              -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .           -         -              -        (19,203)

Contributions to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .           -         -         10,200              -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .           -         -              -        (24,135)

Contributions to capital by related parties -
    expenses - 2002 - 2003 . . . . . . . . . .           -         -         10,200              -

Net operating loss for the year ended
    January 31, 2003 . . . . . . . . . . . . .           -         -              -        (31,276)
                                                ----------    ------       --------       ---------

BALANCE, JANUARY 31, 2003. . . . . . . . . . .   2,400,820   $  2,401  $     40,800      $ (97,774)
                                                ==========     ======      ========        ========





   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

           For the Year Ended January 31, 2003 and 2002 and the Period
            February 2, 1999 (date of inception) to January 31, 2003







                                                           JAN 31,       JAN 31,     FEB 2, 1999 TO
                                                            2003          2002        JAN 31, 2003
                                                        -----------     --------      ------------ -
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . . . .  $  (31,276)  $  (24,135)      $   (97,774)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . . . . . .      21,148       13,660            54,661
          Contributions to capital - expenses. . . . .      10,200       10,200            40,800
                                                         ---------      -------           --------

               Net Cash Flows used in Operations . . .          72         (275)           (2,313)
                                                         ---------       -------          --------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .           -            -                 -
                                                         ---------       -------          --------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .           -            -             2,401
                                                         ---------      --------         ---------

     Net Change in Cash. . . . . . . . . . . . . . . .          72         (275)               88

     Cash at Beginning of Period . . . . . . . . . . .          16          291                 -
                                                          --------      --------        ----------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .  $       88   $       16       $        88
                                                          ========      =======         =========


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
      1999 - 2003                                       $   10,200   $    10,200      $    40,800
                                                            ======      ========          =======





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

Income  Taxes
 -------------

On January 31, 2003, the Company had a net operating loss carry forward of $97,774. The tax benefit of $29,332 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The  loss  carry  forward  will  expire  starting  in  2020  through  2023.

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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claim acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

Mining  Claim  Costs
--------------------

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not have any concentration or related financial credit risk.

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of product or the completion of services provided.

Statement  of  Cash  Flows
--------------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalent.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

3.     MINERAL  CLAIMS

On February 7, 2000 the Company acquired a mineral claim known as the Bridge Claim located in the Bralorne district of British Columbia with an expiration date of February 7, 2004. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the property have been expensed.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

Officers-directors, and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $38,076 to the Company, and have made contributions to capital of $40,800 by the payment of Company expenses.

5.     NON-QUALIFIED  STOCK  OPTION  PLAN

On August 20, 2002, the stockholders of the Company approved a Non-Qualified Stock Option Plan which provides for the issuance of a maximum of 240,000 common shares of the Company for future purchase by key employees, independent contractors, technical advisors or directors of the Company at a price of $0.15 per share. The Plan will be in effect for ten years. No shares have been issued under the plan on the date of this report.

6.     GOING  CONCERN

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, and payment of Company expenses by its officers', which will enable the Company to operate for the coming year.

                                                                       Exhibit A
GLOSSARY  OF  GEOLOGICAL  AND  TECHNICAL  TERMS
-----------------------------------------------

Adit - A horizontal or nearly horizontal passage driven from the surface for the working or dewatering of a mine.

Anomalies  -  A  departure  from  the  expected  or  normal.

Argillite - A compact rock derived from either mudstone or shale but lacking lamination or cleavage.

Arsenic  -  A  metallic,  steel-gray,  brittle  element.

Ash  -  The  inorganic  residue  after  burning.

Batholiths  -  A large, generally discordant plutonic mass that has more than 40
square  miles  of  surface exposure and no known floor.   Its formation involves
magmatic  processes.

Boxwork - A network of intersecting blades or plates of limonite or other iron oxide, deposited in cavities along fracture planes from which sulphides have been dissolved by processes associated with the oxidation and leaching of sulphide ores.

Calcite - A cementing mineral in many sedimentary rocks that has prolific crystal habits.

Carbonate - A compound containing the acid radical CO3 or carbonic acid. Bases react with carbonic acid to form carbonates.

Chert - A hard, dense, dull, microcrystalline or crypto-crystalline sedimentary rock, consisting dominantly of interlocking crystals of quartz.

Diorite  -  A  course-grained  plutonic  igneous  rock  containing  quartz.

Fault - A fracture in rock along which there has been an observable amount of displacement. When faults occur along parallel or subparallel sets of planes they are called fault or fracture zones.

Fault zone - A fault that is expressed as a zone of numerous small fractures or of breccia or fault gouge.

Granitic  -  Pertaining  to  or  composed  of  granite.

Greenstone - A field term applied to any compact dark-green altered igneous rock.

Geological - Pertaining to or related to geology. The choice between this term and geologic is optional and may be made according to the sound of a spoken phrase or sentence.

Geochemical exploration - The search for economic mineral deposits or petroleum by detection of abnormal concentrations of elements.

Geochemical mapping - The systematic collection and processing of a very large number of samples accompanied by the proper presentation and interpretation of the resulting analytical data.

Geochemical survey - A survey involving the chemical analysis of systematically collected samples of rocks, soil stream sediments, plants, or water.

Geophysical exploration - Determining the nature of earth materials by measuring a physical property of the rocks and interpreting the results in terms of geologic features or the economic deposits sought.

Intrusion - A body of igneous rock which has formed itself into pre-existing rocks, either along some definite structural feature or by deformation and cross-cutting of the invaded rocks.

Limestone - A sedimentary rock consisting chiefly of calcium carbonate primarily in the form of the mineral calcite.

Mineral - A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition.

Mineralization - The process by which a mineral or minerals are introduced into a rock, resulting in a valuable or potentially valuable deposit.

Ore - A naturally occurring material from which a mineral or minerals of economic value can be extracted profitably.

Outcrop - The part of the rock formation that appears at the surface of the ground.

Pluton - A body of medium-to coarse-grained igeneous rock that formed beneath the surface by crystallization of magma.

Pyrite - An isometric mineral that crystallizes in cubes, occurs in veins, igneous rocks and metamorphic rocks.

Quartz - A form of silica occuring in hexagonal crystals or in crystalline masses. It is the most common of all solid minerals and may be colorless and transparent, or colored.

Schistoscity  -  Considered  to  be  a  type  of  cleavage.

Serpentine - In petrology, a metamorphic rock serpenitinite composed chiefly or wholly of the mineral serpentine.

Shear - A deformation resulting from stresses that cause or tend to cause contiguous parts of a body to slide relatively to each other in a direction parallel to their plane of contact.

Shear zone - A tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain.

Sulphide - A mineral compound characterized by the linkage of sulphur with a metal.

Thermal - Hot or warm; applied to springs that discharge water heated by natural agencies.

Trench - A long, straight, commonly U-shaped valley or depression between two mountain ranges.

Ultramafic  -  Said  of  an  igneous  rock  composed  chiefly of mafic minerals.

Vein - An mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often associated with replacement of the host rock.

Volcanic rock - A generally finely crystalline or glassy igenous rock resulting from volcanic action at or near the Earth's surface, either ejected explosively or extruded as lava.

Wall rock - The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. It is commonly altered.