Form 10QSB
period 2003-04-30
RUBINCON VENTURES INC
filed 2003-06-06
CIK 1081078

4

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended          April  30,  2003
                                            ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  April  30,  2003
          ----------                    -------------------------------------

  Common  Stock,  $0.001  per  share                  2,400,820
                                                      =========

                                      INDEX






                                                                        PAGE
                                                                      NUMBER
                                                           -----------------
PART 1.. . .  FINANCIAL INFORMATION

    ITEM1.    Financial Statements                                         3

              Balance Sheet as at April 30, 2003
                (with comparative figures as at January 31, 2003) .        4

              Statement of Operations
                For the three months ended April 30, 2003 and 2002
                and for the period from February 2, 1999 (Date of
                Inception) to April 30, 2003        . . . . . . . .        5

              Statement of Cash Flows
                 For the three months ended April 30, 2003 and 2002
                 and for the period from February 2, 1999 (Date of
                 Inception) to April 30, 2003. . . . . . . . . . . .       6

              Notes to the Financial Statements          .                 7

    ITEM 2..  Management's Discussion and Analysis or Plan
                of Operations                                             10

PART 11. . .  OTHER INFORMATION                                           16

    ITEM 1..  LEGAL PROCEEDINGS                                           16

    ITEM 2..  CHANGES IN SECURITIES                                       17

    ITEM 3..  DEFAULTS UPON SENIOR SECURITIES                             18


    ITEM 4.. .SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         18

    ITEM 5..  OTHER INFORMATION                                           18

    ITEM 6..  EXHIBITS AND REPORTS ON FORM 8-K                            18

              SIGNATURES .                                             19-23

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at April 30, 2003 (with comparative figures as at January 31, 2003) and the statement of operations and the statement of cash flows for the three months ended April 30, 2003 and 2002, and for the period from February 2, 1999 (date of inception) to April 30, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2003, are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          April 30 and January 31, 2003

                      (Unaudited - Prepared by Management)





                                                            APRIL 30     JANUARY 31
                                                              2003          2003
                                                           -----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $       54   $        88
                                                           -----------  ------------

                                                           $       54   $        88
                                                           ===========  ============

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   38,251   $    38,076
      Accounts payable. . . . . . . . . . . . . . . . . .      20,510        16,585
                                                           -----------  ------------

                                                               58,761        54,661
                                                           -----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401         2,401

     Capital in excess of par value . . . . . . . . . . .      43,350        40,800

     Deficit accumulated during the development stage . .    (104,458)      (97,774)
                                                           -----------  ------------

           Total Stockholders' Deficiency . . . . . . . .     (58,707)      (54,573)
                                                           -----------  ------------

                                                           $       54   $        88
                                                           ===========  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three months ended April 30, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to April 30, 2003

                     (Unaudited  -  Prepared by Management)







                                  FOR THE           FOR THE
                               THREE MONTHS       THREE MONTHS      INCEPTION
                                   ENDED             ENDED             TO
                                 APRIL 30,         APRIL 30,        APRIL 30,
                                   2003               2002            2003
                            -------------------  --------------  ---------------
SALES. . . . . . . . . . .  $                -   $           -   $            -
                            -------------------  --------------  ---------------

EXPENSES
    Accounting and
          audit. . . . . .               1,955             950           21,355
    Bank charges . . . . .                  34              44              306
    Edgar filing fees. . .                 100               -            5,379
    Filing fees. . . . . .                  25             150              600
    Franchise tax. . . . .                 100             100              414
    Geological report. . .                   -               -            1,280
    Incorporation costs
          written off. . .                   -               -              519
    Legal. . . . . . . . .                   -               -            8,050
    Management fees. . . .               1,500           1,500           25,500
    Office . . . . . . . .                 488               -            3,022
    Rent . . . . . . . . .                 900             900           15,300
    Staking costs. . . . .                   -               -           10,687
    Telephone. . . . . . .                 150             150            2,655
    Transfer agent fees. .               1,432           1,341            9,391
                            -------------------  --------------  ---------------

NET LOSS . . . . . . . . .  $           (6,684)  $      (5,135)  $     (104,458)
                            ===================  ==============  ===============


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $                -   $           -
                            ===================  ==============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .           2,400,820       2,400,820
                            ===================  ==============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the three months ended April 30, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to April 30, 2003

                      (Unaudited - Prepared by Management)





                                                    FOR THE THREE    FOR THE THREE    INCEPTION
                                                    MONTHS ENDED     MONTHS ENDED        TO
                                                      APRIL 30,        APRIL 30,      APRIL 30,
                                                        2003             2002           2003
                                                   ---------------  ---------------  -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $       (6,684)  $       (5,135)  $ (104,458)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .             175            2,795       38,251
          Increase in accounts payable. . . . . .           3,925             (325)      20,510
          Capital contributions - expenses. . . .           2,550            2,550       43,350
                                                   ---------------  ---------------  -----------

               Net Cash (Deficit) from Operations             (34)            (115)      (2,347)
                                                   ---------------  ---------------  -----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .               -                -            -
                                                   ---------------  ---------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .               -                -        2,401
                                                   ---------------  ---------------  -----------

                                                                -                -        2,401
                                                   ---------------  ---------------  -----------

     Net Increase (Decrease) in Cash. . . . . . .             (34)            (115)          54

     Cash at Beginning of Period. . . . . . . . .              88               16            -
                                                   ---------------  ---------------  -----------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $           54   $          (99)  $       54
                                                   ===============  ===============  ===========



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2003

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

     Income  Taxes
     -------------

     On April 30, 2003, the Company had a net operation loss carry forward of $104,458. The tax benefit of $31,337 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

     The loss carryforward will expire starting in 2020 through 2023.

     Basic  and  Diluted  Net  Income  (Loss)  per  Share
     ----------------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common and equivalent shares outstanding as if the shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2003

                      (Unaudited - Prepared by Management)

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costs cannot be made.

     Mining  Claim  Costs
     --------------------

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

                                 April 30, 2003

                      (Unaudited - Prepared by Management)

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Prouncements
     --------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   MINERAL  CLAIMS

     The Bridge claim was acquired by staking on February 7, 2000. Assessment work was done on the property from January 24 to 29, 2003 and the new expiry date is February 7, 2004.

     The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officer-director's and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $38,251 to the Company, and have made contributions to capital of $43,350 by the payment of Company expenses.

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


6.   GOING  CONCERN

     The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing and payment of Company expenses by its officers, which will enable the Company to operate for the coming year.

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


                                  INCORPORATION
                                  -------------

Rubincon was incorporated under the laws of the State of Delaware on February 2, 1999. Its executive office is located at 4761 Cove Cliff Road, North Vancouver, B.C., Canada, V7G 1H8, (Tel: 604-929-0637) which is the business address of Rubincon's President. At the present time, Rubincon does not have any subsidiaries, affiliated companies or joint venture partners.

Rubincon is in the mineral exploration industry having the ownership to the mineral rights on a single lode mineral claim of approximately 1,235 acres located in the Bralorne mining area of British Columbia, Canada. Rubincon has undertaken exploration activities on its mineral claim, known as the "Bridge". Rubincon is an exploration stage company without any assurance that a commercially viable mineral deposit, a reserve, exists on the Bridge claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility.

Rubincon acquired the Bridge Claim by staking on February 7, 2000, and has performed several small exploration programs on the claim which will maintain it in good standing until February 7, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has almost no assets on its balance sheet, and has total liabilities of approximately $58,761. From inception through April 30, 2003, Rubincon generated no revenues, and incurred approximately $104,458 in losses, which consist principally of rent ($15,300), accounting and audit fees ($21,335) and management fees ($25,500). Rubincon anticipates minimum operating expenses of about $40,000, not including any cost associated with exploration of the Bridge Claim.

To date Rubincon has realized no revenue from the Bridge claim and it will take an unknown number of years of exploration to be able to identify a commercially viable reserve. An exploration program of any size will require additional funds which presently Rubincon does not have. Its ability to raise funds might be limited as more fully described under "Risk Factors".

                                  RISK FACTORS
                                  ------------

If any of the following risks occur, Rubincon's business, results of operation and financial condition could seriously be harmed. There may be no value in Rubincon's common stock unless it obtains a quotation on a recognized stock exchange and even if it becomes listed the value of Rubincon's common stock could decline due to the following risk factors.

1.     PENNY  STOCK RULES MAY MAKE BUYING OR SELLING RUBINCON'S SHARES DIFFICULT

Broker-dealer practices in connection with transactions in penny stock are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges and quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about the penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. Rubincon's common shares are subject to the penny stock rules, and investors in this offering may find it more difficult to sell their shares.

2.     ENVIRONMENTAL  CONCERNS

Although there are not many environmental restrictions imposed by the Province of British Columbia during the exploration stage, Rubincon must be aware that it will have to act in a responsible manner when exploring the Bridge claim. Due to the location of the Bridge claim in the mountains, there is a responsibility to ensure that streams do not become contaminated during exploration since small fish and other water creatures might become threatened. Rubincon will not be able to disturb the direction of the flow of the streams and will not be able to remove large trees and shrubs around the areas of exploration unless special permission can be obtained from the Forestry Department. Any removal of vast quantities of soil or over-burden will have to be approved by the Ministry of Mines prior to the work being undertaken since certain wild life might be disturbed. Once a decision has been made that there exists a viable ore reserve on the Bridge claim, Rubincon will have to strictly adhere to "Timber Harvesting Practices Regulations", "Mineral Tenure Act", "Coal Act" and "Forestry Act". Each of these Acts will impose restrictions on how Rubincon can proceed to extract minerals from the Bridge claim.


3.     RUBINCON  HAS  NO  OPERATING  HISTORY  OR  REVENUE

Rubincon has no operating history or any revenue from operations since its inception which would permit an investor to judge the probability of Rubincon's success. The only activities of Rubincon to date have been related to the acquisition of a mining claim named the "Rubincon Claim" which was subsequently abandoned, and the acquisition of an additional claim referred to herein as the "Bridge Claim" which Rubincon intends to explore, but with respect to which there are no proven mineral reserves. Rubincon has no significant assets or financial resources. Its lack of operational history makes it very difficult for an investor to make an investment decision based upon Rubincon's managerial skill. In the event Rubincon's business fails as a result of its lack of managerial skills, an investor could lose their entire investment.

4.       RUBINCON  MIGHT  CEASE  TO  BE  A  GOING  CONCERN

Rubincon's auditors, in the audited financial statements included in this Prospectus, have stated in their audit opinion dated April 26, 2003 the following:

"The accompanying financial statements have been prepared assuming that Rubincon will continue as a going concern. Rubincon does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Basically, the auditors are alerting the present shareholders and any future investors that if Rubincon does not obtain future funding there is a strong possibility Rubincon will cease to be a viable concern and therefore no longer be an operating entity. The potential harm to an investor, if Rubincon ceases as a going concern, would result in an investor losing their entire investment in Rubincon. Investors should seriously consider this point prior to making any investment in Rubincon.

5. INVESTORS WILL NOT BE ABLE TO SELL THEIR SHARES SINCE THERE IS NO PUBLIC TRADING MARKET FOR RUBINCON'S SHARES.

There is currently no public trading market for Rubincon's common stock. Therefore, there is no central place, such as a stock exchange, or electronic trading system, to resell an investor's shares. If an investor wants to resell their shares, they will have to locate a buyer and negotiate their own sale. There may be no buyers for an investors' shares and, therefore, they may never be able to sell their shares. In addition, Rubincon may never be able to list its securities on the NASD OTC Bulletin Board, or any other trading system, and, even if it is successful in this effort, there is no assurance that a trading market (liquid or illiquid) will develop.

6.     A  CONTINUING  TREND  OF  ACCUMULATED  LOSSES  SINCE  INCEPTION

Since inception, Rubincon has incurred losses and has an accumulative deficit of $104,458 as at April 30, 2003. This trend may never be reversed and an investor should seriously consider this risk factor before making an investment in Rubincon.

7.     NO  ASSURANCE  FURTHER  CAPITAL  CAN BE RAISED FOR EXPLORATION ACTIVITIES

Rubincon's ultimate success in fully implementing its exploration and sale of any commercially viable minerals on the Bridge claim is dependent on its ability to raise additional capital. This capital may not be available when needed. Even if capital is available, it may be on terms Rubincon deems unacceptable or are materially adverse to the shareholders' interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Rubincon's inability to obtain capital would have a material adverse effect on its ability to implement its growth strategy, and as a result, could require it to diminish or suspend its exploration program and possibly cease its operations. The value of the common stock offered hereunder will very likely be worthless.

8. ORIGINAL INVESTORS PURCHASED THEIR SHARES AT SUBSTANTIALLY LOWER PRICES THAN ANY INVESTOR UNDER THIS OFFERING

All of the present shareholders acquired their shares at substantially lower prices than investors will acquire their shares in this offering, and therefore the new investors will bear most of the risk of loss without the benefit of having any great control over the activities of Rubincon (refer to page 13 - Dilution).

9.     NO  KNOWN  RESERVE

The Bridge claim, as more fully discussed elsewhere in this Prospectus, does not contain a known body of commercially viable ore reserve and, therefore, any program conducted on the Bridge would be of an exploratory search for ore. A reserve may never be found on Rubincon's property. Any investment by Rubincon in exploration of the Bridge claim may be completely lost, which would have a materially adverse effect on Rubincon's financial condition, results of operation and value of its securities.

10.     AVAILABILITY  OF  FUNDS  FOR  EXPLORATION

Resource exploration is a speculative business in that Rubincon might not be able to raise any funds subsequent to the capital to be raised in this offering. Without the required capital Rubincon will not be able to undertake a major exploration program on the Bridge claim and further its knowledge of the mineralization within the claim itself. Even if the capital is not available for a work program, the directors are prepared to pay the annual assessment fees of approximately $2,400 to maintain the Bridge in good standing over the next several years similarly as they have done during the last several years.

11.     INSIGNIFICANT  MINERAL  DEPOSIT  WHICH  IS  NOT  PROFITABLE

            Rubincon might discover a mineral deposit which might not be the size and grade to ensure profitability when mined. Profitable operations require a certain number of tons and grade of the ore and if these two factors are not present Rubincon will not be able to proceed, and would thereafter likely cease operations. Rubincon may never identify a mineral deposit on the Bridge claim.

12.     MARKETING  FACTORS  BEYOND  THE  CONTROL  OF  RUBINCON

The marketability of any minerals acquired or discovered may be affected by factors beyond the control of Rubincon. For example, fluctuations of the price of gold and silver, the nearness to the claim of milling facilities, governmental regulations, cost of labor and equipment, taxes and quotas on production and selling, and a host of other costs related to the extraction and marketing of any mineral deposit found by Rubincon, could have a material adverse effect on Rubincon's results of operations and its ability to continue operations. Such factors, individually or collectively, will have an impact on Rubincon's share price if it ever becomes a quoted company.

13.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

In Canada, there are numerous mining and exploration companies, both big and small, and competition among these companies is intense. All of these mining companies are seeking properties of merit, availability of funds and distribution of their minerals. Rubincon will have to compete against such companies to acquire the funds to further explore its mineral claim. The availability of funds for exploration is extremely limited and Rubincon might find it difficult to compete with larger and more well-known companies for capital. Even though Rubincon has the rights to the minerals on the Bridge claim, there is no guarantee it will be able to raise sufficient funds in the future to maintain the Bridge claim in good standing and complete exploration on it. Therefore, if Rubincon does not have sufficient funds for exploration, the claim might lapse and be staked by other mining interests, which would represent a complete loss of all rights to the Bridge claim. Rubincon might be forced to seek a joint venture partner to assist in the exploration of its mineral claim. In this case, Rubincon might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

14.     MINING  INVOLVES  A  HIGH  DEGREE  OF  RISK

Mining operations generally involve a high degree of risk. Being in a mountainous area surrounding the Bridge claim might result in hazards from unusual or unexpected formations. At all times the exploration crew will constantly have to be aware of the different rock conditions they are working on since the ground itself is not stable. Even though the town of Gold Bridge is several miles away, availability for immediate medical help might not be forthcoming due to the various exploration activities being undertaken in the Bralorne mining area at any given time. Rubincon may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on Rubincon's results of operations or financial condition, and its ability to continue as a going concern.


15.     TITLE  TO  THE  CLAIM

While Rubincon has obtained the usual industry standard title reports with respect to the Bridge claim, this should not be construed as a guarantee of title. The Bridge claim may be subject to prior unregistered agreements or transactions or native land claims and title may be affected by undetected defects. Certain of the units within the Bridge claim may be under dispute and the ultimate resolution of a dispute may result in the loss of all of the Bridge claim or a reduction in Rubincon's interest therein. It may be the case that unless and until a significant value is established for any minerals on the Bridge claim, any dispute relating to it will not be brought forward or discovered by Rubincon.

16.     REFINING  THE  ORE

Even if there exists a commercially viable reserve, there may be substantial competition for the services of the existing mill located in Gold Bridge. Other companies may have long term contracts with this mill thereby inhibiting Rubincon's ability to process its ore and eventually market it. At this point in time Rubincon does not have any contractual agreements to refine any potential ore it might discover on the Bridge claim, or that any contractual agreements will be available to Rubincon on acceptable terms or at all.

17.     ATTRACTING  MINING  PERSONNEL

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on Rubincon's ability to attract talent from the mining field, which may be difficult due to Rubincon's financial condition, lack of operating history and revenues and the fact that it is a small exploration company having only one mineral claim.

18.     NO  SURVEY  HAS  BEEN  PERFORMED

The Bridge claim has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising it may be in doubt. If a dispute occurs relating to the specific boundaries of the Bridge claim, it might develop into court action which, at the present time, Rubincon does not have the funds to defend and, hence, might lose its rights to the Bridge claim.

19.     CONFLICT  OF  INTEREST

Some of the Directors of Rubincon are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of Rubincon and as directors and/or officers of other companies. For example, Mr. Reimchen is President and Director of Zarcan Minerals Ltd. ("Zarcan"), a mining company which is listed on the TSX Exchange in Canada. Even though
Zarcan is not involved in a mineral property in Canada, Mr. Reimchen has a conflict of interest in the event that he knows of a mineral claim, either in Canada or elsewhere, since he will have to offer it to both Rubincon and Zarcan. Even with full disclosure by Mr. Reimchen and the other directors and officers, Rubincon does not know if it will receive fair and equitable treatment in every transaction.

20.     MINING  EXPERIENCE  BY  MANAGEMENT

Only Rubincon's President has mining experience whereas the other two directors have not had any mining experience at all. Therefore, Rubincon might be required to use the assistance of geologists and consultants to assist it in the exploration of the Bridge claim if Mr. Reimchen is not available at the time the exploration program commences. Such services are expensive, and Rubincon might not have the financial capacity to hire and/or retain these professionals.

21.     KEY-MAN  INSURANCE

Rubincon does not carry a policy for key-man insurance. Therefore, the departure of its President and only geologist on the Board of Directors could have a material adverse effect on Rubincon's financial condition, results of operations and its ability to continue as a going concern.

22.     LIMITED  TIME  SPENT  BY  DIRECTORS  AND OFFICERS ON AFFAIRS OF RUBINCON

The officers and directors spend limited time on business of Rubincon; being approximately 5 hours a month for each of the President and Secretary Treasurer. This lack of time being spent on the affairs of Rubincon might in the future have a detrimental financial effect on its development since outside consultants and advisors might have to be hired on a part time basis.


              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained, or incorporated by reference, in this prospectus are "forward-looking" statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by Rubincon, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Rubincon, economic and market factors and the industries in which Rubincon does business, among other things. These statements are not guarantees of future performance and Rubincon has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Rubincon's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, Rubincon's ability to raise capital, develop or explore its mining claims, or discover any valuable reserves at all on Rubincon's mining claim. At the present time, there is no assurance whatsoever that Rubincon will discover any commercially valuable reserves of any kind on Rubincon's mining claim. In such event, Rubincon's entire investment in such claim would be worthless. Other important risk factors include changes in laws or regulations effecting Rubincon or its industry, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Rubincon does business, especially those affecting the mining industry.

Rubincon, is a Delaware corporation with its only offices in Canada, and its only operations in Canada. However, all references to dollar amounts herein are in US Dollars.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Rubincon's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

Bridge  Mineral  Property
-------------------------

Rubincon performed assessment work on the Bridge claim during the month of January 2003. This mineral claim consists of 18 units totaling 450 hectares in the Lillooet Mining Division of British Columbia.

On January 24, 2003, Rubincon undertook a surveillance of the claim by walking the lower part where the grid system had been established during the last several years. This procedure was performed to determine what conditions were like on the Bridge claim due to snow and ice conditions being present. From this observation, the consultant was able to determine what equipment was required, being snowshoes, snow mobiles, etc., and assisted in forming a strategy for the balance of the week.

On January 26th Rubincon mobilized its initial exploration effort by walking the grid system and using a magnetometer every 10 meters (30 feet). A magnetometer is an instrument for measuring magnetic intensity. In ground magnetic prospecting, it is an instrument for measuring the vertical magnetic intensity and for detecting magnetic anomalies and magnetic gradients in rock formation. In other words, it is an instrument which will show unusual formation where high concentration of mineralization might occur.

Basically, upon reaching the 30 foot site, the information shown on the magnetometer and the grid location was recorded in a notebook for future charting, The process of using the magnetometer over the grid system took three full days.

On January 29th, Rubincon hired an electromagnetic instrument for assisting in the prospecting process. This instrument is used as a geological method employing the generation of electromagnetic waves at the Earth's surface. When the waves penetrate the Earth and impinge on a conducting formation or ore body, they induce currents in the conductors, which are the source of new waves radiated from the conductors and detected by the instrument at the surface.

The reading from this instrument was recorded every 30 feet on the grid system. The process took three days to complete.

The actual summation of the data obtained from the magnetometer and electromagnetic instrument will be reviewed by a geophysicist to determine if any favorable findings occur. This summation of the data has not yet been done.

price for thAt the present time Rubincon has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to Rubincon for such activities. Any commitment for funds is presently being provided by its officers and directors.

Transfer  Agent
---------------

Rubincon has engaged the services of Nevada Agency & Trust Company, Suite 880 - 50 Liberty Street, Reno, Nevada, USA, 89501, to act as transfer agent and registrar.

Filing  of  Form  SB-2
----------------------

Rubincon has submitted a Form SB-2 to the SEC in hopes of being able to raise money from the public to continue its exploration activities on the Bridge claim. Under the Form SB-2 the Company is anticipating raising a minimum of
$45,000 with the issuance of 300,000 common shares and a maximum of $150,000 with the issuance of 1,000,000. All shares will be offered at $0.15 per share and no warrants will be attached thereto. Rubincon expects to use the proceeds on the further exploration of the Bridge claim.

Market  Information
-------------------

Although Rubincon is a reporting Company and regularly files periodic reports under the Securities Exchange Act of 1934, Rubincon's stock does not trade on any public market either in North America or the rest of the world. Once Rubincon has no further comments from the SEC regarding its form SB-2, it is the intention of management to make an application and be approved for a quotation on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board" or the BBX Exchange. Therefore, at the present time, there is no established market price shares of Rubincon. There is no assurance that an application to either the OTC Bulletin Board or the BBX Exchange will be approved. There ar no common shares subject to outstanding options, warrants or securities convertible into common equity of Rubincon. All 2,400,820 shares of issued and outstanding shares of common stock of Rubincon are currently eligible for sale under Rule
144. There are no shares being offered pursuant to an employee benefit plan or dividend.

Non-Qualified  Stock  Option  Plan
----------------------------------

On June 19, 2002 the Board of Directors of Rubincon approved and adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"), which provides for the granting of options to purchase an aggregate of 240,000 shares of common stock at an option price of $0.15 per share. The purpose of the Stock Option Plan is to make options available to directors, management and significant contractors of Rubincon in order to remain in the employ of Rubincon, and to provide them with compensation for past services.

The Stock Option Plan is to be administered by the Board of Directors of Rubincon, which determines the persons to be granted options under the Stock Option Plan, the number of shares subject to each option, and the option period, and the expiration date, if any, of such options. The exercise price of an option may be less than the fair market value of the underlying shares of common stock. No options granted under the Stock Option Plan will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

As  of  the  date  of this Form 10-QSB, no options have been granted.  The Stock
Option Plan was approved by the shareholders of Rubincon on August 20, 2002. The Board of Directors is authorized, without further shareholder approval, to grant such options from time to time up to an aggregate of 240,000 shares of common stock. The Board of Directors may thus in general determine the number of shares subject to such options, the option periods, and the expiration dates of such options, if any options are issued.

                      EQUITY COMPENSATION PLAN INFORMATION






                                                 Number or Securities           Weighted Average     Number of Securities
                                                   To be Issued Upon            Exercise Price of    Remaining Available
                                           Exercise of Outstanding Options,   Outstanding Options,        For Future
Plan Category                                     Warrants and Rights          Warrants and Rights         Issuance
                                                                         (a)                    (b)

Equity compensation
plans approved by . . . . . .                         240,000                     Not outstanding           240,000
security holders. . . . . . . . . . . . .

Equity compensation
plans not approved by
security holders. . . . . . . . . . . .               240,000                          None                   None

Total . . . . . . . . . . . . . .                     240,000                    None outstanding           240,000




Holders  of  Common  Shares
---------------------------

There  are presently 32 shareholders of record including officers and directors.

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $54, being cash on hand, on its balance sheet as at April 30, 2003. Rubincon was indebted to creditors in the amount of $20,510 and to related parties in the amount of $38,251. The amount owed to third parties as at April 30, 2003 is $3,955 to Rubincon's auditors and $9,480 to Rubincon's accountant, $2,405 for office services, $100 owed for state franchise taxes and $6,520 for amounts owed to the transfer agent. There is a balance owing to Rubincon from its lawyers of $1,950, which is being offset against the accounts payable. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





             Estimated Expenses                                 Amount
                                                               -------
            Auditing . . . . . . . . . . . . . . . .  i        $ 3,400
            Accounting . . . . . . . . . . . . . . .  i          2,250
            Bank charges . . . . . . . . . . . . .          .       90
            Edgar filing fees. . . . . . . . . . . .  ii           900
            Filing fees. . . . . . . . . . . . . . . iii           275
            Office . . . . . . . . . . . . . . .. .  iv            300
            Property maintenance . . . . . . . . . .  v          2,400
            Transfer agent's fees. . . . . . . . . .  Vi         1,600
                                                               -------
                                                                11,215
            Amounts owed to third parties. . .          . . .   20,510
                                                               -------
              Estimated requirements for 12 months             $31,725
                                                               =======





Rubincon has given no consideration to management fees, rent or telephone in the above projection of funds required over the next twelve months due to the following reasons.

Management fees are expensed at $500 per month with an offsetting credit to Capital in Excess of Par Value on the balance sheet. Since the directors and officers receive no compensation from Rubincon, and yet contribute time, Rubincon feels it should recognize this expense in its financial statements. No future payment in either cash or stock will be made against this accrual. The total amount expensed during the current period was $1,500.

Rent is not incurred by Rubincon but it realizes that there is a benefit in using the personal residence of its directors and therefore expenses $300 a month with an offsetting credit, similar to management fees, to Capital in Excess of Par Value. The total amount expensed for rent during the current period was $900.

Telephone expense has been accrued at $50 per month for a total of $150 for the period ended April 30, 2003. The accounting treatment for telephone is similar to management fees and rent.

     (i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





               Forms  to be filed     Auditors   Accountant   Total
             ---------------------  ---------  -----------   ------
          Form 10-QSB - April .      $     500    $    500   $1,000
          Form 10-QSB - July. .            500         500    1,000
          Form 10-QSB - October            500         500    1,000
          Form 10-KSB - January          1,900         750    2,650
                                      ---------  -----------  ------
                                     $   3,400    $  2,250   $5,650
                                     =========  ===========  ======




     (ii) Rubincon has estimated a cost of $200 for filing the Forms 10-QSB and $300 for the Form 10-KSB.

     (iii) The Franchise Tax, estimated to be $30 not including filing, late penalty and interest charges, is paid annually to the State of Delaware. In addition, the Company is required to pay $175 to The Company Corporation located in Delaware to act as its registered agent. Normally this charge is at the beginning of the year.

     (iv) Office  expenses  comprise  photocopying,  fax  and  delivery charges.

     (v) To maintain the Bridge claim in good standing for the forthcoming year will result in Rubincon having to incur a cost of Cdn.$200 per unit. There are 18 units comprising the Bridge claim and therefore the equivalent amount in US dollars is approximately $2,400.

     (vi) The annual charge to the transfer agent is $1,200 and a fee of $15 per each new share certificate issued. The balance represents amounts estimated to be charged for interest.

Rubincon presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. The directors and officers might have to advance further funds to Rubincon or seek some form of institutional borrowing guaranteed by the directors and officers.

Rubincon is years away from mining an ore body and may never be in the position to do so. Unless substantial funding is realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claims or it assumes a small carried interest in the claims.

Rubincon  does  not  expect  to  purchase or sell any major assets or equipment.

Rubincon  does  not  expect  a  significant  change  in the number of employees.

Results  of  Operations
-----------------------

There  have  been  no  operations  during  the  current  period.


PART  11.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving Rubincon or its mineral claim. No director, officer or affiliate of Rubincon is (i) a party adverse to Rubincon in any legal proceedings, or (ii) has an adverse interest to Rubincon in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against Rubincon or its mineral claim.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     There have been no changes in securities since Rubincon's fiscal year end. The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of common stock owned of record or beneficially by each person who owned of record, or was known by Rubincon to own beneficially, more than five percent (5%) of Rubincon's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.









         TITLE OR            NAME AND ADDRESS OF                 AMOUNT OF          PERCENT OF
          CLASS              BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP (2)    CLASS
----------------------  --------------------------------  ------------------------  ----------
     Common.          Ted Reimchen
      Stock           4761 Cove Cliff Road
    . . . . . .       North Vancouver, B.C.
      . . . . . .     Canada, V7G 1H8                              NIL                  0.0

    Common.           Irene Campany
     Stock            3340 Henry Place
    . . . . .         Port Moody, British Columbia
      . . . .      .  Canada, V3H 2K5                           240,000 (3)           10.0

    Common.           Martine Rummelhoss
     Stock.           325 Kings Road West
    . . . . . .       North Vancouver, British Columbia
       . . . . .      Canada, V7N 2M1                            75,000 (4)            3.1

   Common. . . . . .  Directors and Officers as a
    Stock. . . . . .  Group                                     315,000               13.1




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

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Mrs. Campany, Secretary Treasurer and Director of Rubincon, could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is a "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself. The above shares include 40,000 common shares held in the name of the husband of Irene Campany.

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

     No matters have been submitted to a vote of security holders during this period.

ITEM  5.     OTHER  INFORMATION

     Not  applicable.


ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND SECTION 14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

      1.     Certificate of Incorporation, Articles of Incorporation and By-laws

     1.1 Certificate of Incorporation (incorporated by reference from Rubincon's Registration Statement on Form SB-2 filed on January 16, 2003).

     1.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form SB-2 filed on January 16, 2003).

     1.3 By laws (incorporated by reference from Rubincon's Registration Statement on Form SB-2 filed on January 16, 2003).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                     Ted Reimchen
                                President and Director

                           Date:   June  4,  2003



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                     Irene Campany
                               Chief Financial Officer,
                          Secretary Treasurer and Director

                           Date:   June  4,  2003


                         By:     /s/  "Martine  Rummelhoff"
                    ---     --------------------------
                              Martien  Rummelhoff
                                     Director


                            Date:   June  4,  2003

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002


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

Date:   June  4,  2003
                                                            By: /s/ Ted Reimchen
                                            Ted Reimchen, President and Director

                            PRESIDENT'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted Reimchen, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                    /S/ Ted Reimchen, President and Director

Date:    June  4,  2003

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

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

Date:   June  4,  2003
                                                           By: /s/ Irene Campany
                                         Irene Campany, Chief Financial Officer,
                                                Secretary Treasurer and Director

                       SECRETARY TREASURER'S CERTIFICATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Rubincon Ventures Inc. on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irene Campany, Secretary Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




  /S/ Irene Campany, Chief Financial Officer, Secretary Treasurer and Director

Date:    June  4,  2003