Form 10QSB/A
period 2003-04-30
RUBINCON VENTURES INC
filed 2003-08-04
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSBA


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  April  30,  2003
          ----------                    -------------------------------------

          Common  Stock,  $0.001  per  share                      2,400,820
                                                                  =========
                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                  ----------
PART 1..      .FINANCIAL INFORMATION

     ITEM1.    Financial Statements                                                      3

               Balance Sheet as at April 30, 2003
                 (with comparative figures as at January 31, 2003) .                     4

               Statement of Operations
                  For the three months ended April 30, 2003 and 2002
                  and for the period from February 2, 1999 (Date of
                  Inception) to April 30, 2003        . . . . . . . .                    5

               Statement of Cash Flows
                  For the three months ended April 30, 2003 and 2002
                  and for the period from February 2, 1999 (Date of
                  Inception) to April 30, 2003. . . . . . . . . . . .                    6

               Notes to the Financial Statements          . . . . . .                    7

     ITEM 2..  Management's Discussion and Analysis or Plan of Operations               10

PART 11. . . . OTHER INFORMATION                                                        20

     ITEM 1..  LEGAL PROCEEDINGS                                                        20

     ITEM 2..  CHANGES IN SECURITIES                                                    20

     ITEM 3..  DEFAULTS UPON SENIOR SECURITIES                                          22

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
              .. . SECURITY HOLDERS                                                     22

     ITEM 5..  OTHER INFORMATION                                                        22

     ITEM 6..  EXHIBITS AND REPORTS ON FORM 8-K                                         22

               SIGNATURES . . . . . . . . . . . . . . . . .                          23-27

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three months ended April 30, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to April 30, 2003

                     (Unaudited  -  Prepared by Management)







                                  FOR THE           FOR THE
                               THREE MONTHS       THREE MONTHS      INCEPTION
                                   ENDED             ENDED             TO
                                 APRIL 30,         APRIL 30,        APRIL 30,
                                   2003               2002            2003
                            -------------------  --------------  ---------------
SALES. . . . . . . . . . .  $                -   $           -   $            -
                            -------------------  --------------  ---------------

EXPENSES
    Accounting and
          audit. . . . . .               1,955             950           21,355
    Annual fees. . . . . .                  25             150              750
    Bank charges . . . . .                  34              44              305
    Edgar filing fees. . .                 100               -            5,229
    Franchise tax. . . . .                 100             100              514
    Geological report. . .                   -               -            1,280
    Incorporation costs
          written off. . .                   -               -              519
    Legal. . . . . . . . .                   -               -            8,050
    Management fees. . . .               1,500           1,500           25,500
    Office . . . . . . . .                 488               -            2,923
    Rent . . . . . . . . .                 900             900           15,300
    Staking costs. . . . .                   -               -           10,687
    Telephone. . . . . . .                 150             150            2,655
    Transfer agent fees. .               1,432           1,341            9,391
                            -------------------  --------------  ---------------

NET LOSS . . . . . . . . .  $           (6,684)  $      (5,135)  $     (104,458)
                            ===================  ==============  ===============


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $                -   $           -
                            ===================  ==============

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .           2,400,820       2,400,820
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


Rubincon acquired the Bridge Claim by staking on February 7, 2000, and has performed several small exploration programs on the claim which will maintain it in good standing until February 7, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has almost no assets on its balance sheet, and has total liabilities of approximately $58,761. From inception through April 30, 2003, Rubincon generated no revenues, and incurred approximately $104,458 in losses, which consist principally of rent ($15,300), accounting and audit fees ($21,335) and management fees ($25,500). Rubincon anticipates minimum operating expenses of about $31,725.


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


1. BEING SUBJECT TO THE PENNY STOCK RULES WILL REQUIRE ADDITIONAL ADMINISTRATIVE RESPONSIBILITIES BY THE DEALER-BROKER THEREBY POSSIBLY MAKING THE BROKER-DEALER RELUCTANT TO PARTICIPATE IN RUBINCON'S SHARES AND MAY RESULT IN THE BUYING OR SELLING OF RUBINCON'S SHARES MORE DIFFICULT FOR AN INVESTOR.

Rubincon's shares will be under the penny stock rules adopted by the SEC since its share price will be less than $5.00. A broker-dealer may not wish to participate in the buying and selling of Rubincon's shares due to the administrative work involved; comprising:

(i) prior to any transaction in Rubincon's shares, the broker-deal will have to deliver a standardized risk disclosure document that provides information about Rubincon and the nature and level of risk in the penny stock market;

(ii) providing a potential or current Rubincon shareholder with current bid and offer quotations on Rubincon's shares;

(iii) the compensation of the broker-dealer and its saleperson in the transaction;

(iv) monthly accounts statements showing the market value of Rubincon's shares held in the customer's account;

(v) making special written determination that Rubincon's shares are a suitable investment for the purchase; and

(vi) receiving  the  purchaser's  written  agreement  to  the  transaction.

From an investor's standpoint, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for Rubincon's shares thereby resulting in an investor not being able to dispose of his shares at a time when he wishes to.

2. RUBINCON HAS NO OPERATING HISTORY, SIGNIFICANT ASSETS OR FINANCIAL RESOURCES TO ALLOW AN INVESTOR TO FORM A MEANINGFUL OPINION ON MANAGERIAL SKILLS AND POSSIBILITY OF RUBINCON'S SUCCESS

Rubincon has no operating history, significant assets or financial resources since its inception which would permit an investor to judge its managerial skills and the probability of Rubincon's success. . Its lack of operating history, significant assets or financial resources makes it very difficult for Rubincon to attract new investors since they will not have the information available to them to make an educated decision as to whether an investment in Rubincon is a wise investment.

3. THE AUDITORS OF RUBINCON HAVE INDICATED IN THEIR AUDIT REPORT THAT THERE IS SUBSTANTIAL DOUBT AS TO WHETHER RUBINCON WILL CONTINUE AS A GOING CONCERN

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

Basically, the auditors are alerting the present shareholders and any future investors that if Rubincon does not obtain future funding there is substantial doubt that Rubincon will continue to be a going concern. The potential harm to an investor, if Rubincon ceases as a going concern, would result in an investor losing their entire investment in Rubincon. Investors should seriously consider this point prior to making any investment in Rubincon.

4. INVESTORS MIGHT NOT BE ABLE TO SELL THEIR SHARES SINCE THERE IS NO PUBLIC TRADING MARKET FOR RUBINCON'S SHARES.

There is currently no public trading market for Rubincon's common stock. Therefore, there is no central place, such as a stock exchange, or electronic trading system, to resell an investor's shares. If an investor wants to resell his shares, he will have to locate a buyer and negotiate his own sale. There may be no buyers for an investors' shares and, therefore, he may never be able to sell hisshares.

5. RUBINCON CANNOT CONTINUE TO ACCUMULATE LOSSES SINCE IT WILL BE DIFFICULT FOR IT TO RAISE FUTURE FUNDING AND FOR INVESTORS TO EVENTUALLY DISPOSE OF THEIR SHARES AT PRICE ABOVE WHAT THEY PAID FOR THEM.

Since inception, Rubincon has incurred losses and has an accumulative deficit of $104,458 as at April 30, 2003. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will effect the market price of Rubincon's shares, if and when they are trading, and investors might not be able to sell their shares at a profit or at the price they paid for them.

6. NO ASSURANCE FURTHER CAPITAL CAN BE RAISED FOR EXPLORATION ACTIVITIES ON TERMS ACCEPTABLE TO RUBINCON AND TO THE INTERESTS OF ITS SHAREHOLDERS.

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

7. SELF-UNDERWRITTEN OFFERING; NO INDEPENDENT DUE DILIGENCE HAS BEEN UNDERTAKEN BY AN UNDERWRITER OR ITS COUNSEL TO DETERMINE THE FAIRNESS OF THE OFFERING PRICE, OPERATIONS AND THE MANAGEMENT OF RUBINCON FOR THE BENEFIT OF FUTURE INVESTORS.

This offering is self-underwritten by the officers and directors of Rubincon with no independent due diligence being undertaken by an underwriter or its legal counsel for the benefit of investors. Under an underwritten offering, the benefit an investor would be benefit since the underwriter would examine the records of Rubincon to assess the worth of the company, its management team and the share price of the offering. Rubincon has decided not use an underwriter which might have the effect of reducing the number of potential investors. Without the involvement of an underwriter, an investor must rely upon his or her own judgement in deciding if an investment in the shares of Rubincon is a suitable investment. An investor in this situation should be cautious in making a decision to invest in Rubincon.

8. ORIGINAL INVESTORS PURCHASED THEIR SHARES AT SUBSTANTIALLY LOWER PRICES THAN ANY INVESTOR UNDER THIS OFFERING

All of the present shareholders acquired their shares at $0.001 per share whereas investors under this offering will have to pay $0.15 per share (refer to page 13 - Dilution). Having a $0.15 per share price under this offering will restrict the number of potential investors Rubincon can attract since investors will realize their investment will increase the book value of the shares held by the present shareholders with no benefit to themselves. A new investor should be aware that the value of their shares will instantly decrease the moment they purchase shares under this offering.

9. THERE IS NO ORE RESERVE ON THE BRIDGE CLAIM AND THERE IS THE DISTINCT POSSIBILITY THAT THERE WILL NEVER BE AN ORE RESERVE ON THE BRIDGE CLAIM

The Bridge claim, as more fully discussed elsewhere in this Prospectus, does not contain a known body of commercially viable ore reserve and, therefore, any program conducted on the Bridge would be of an exploratory search for ore. A reserve may never be found on Rubincon's property. Any investment by Rubincon in exploration of the Bridge claim may be completely lost, which would have a materially adverse effect on Rubincon's financial condition, results of operation and value of its securities to new investors.

10. RUBINCON MIGHT NOT BE ABLE TO RAISE FUNDS FOR FUTURE EXPLORATION OF THE BRIDGE CLAIM AND THE MINERAL RIGHTS TO THE CLAIM MIGHT LAPSE.

If Rubincon is unable to raise future exploration funds for the Bridge claim, there is the possibility the mineral rights to the claim will lapse and Rubincon will have no assets. Without any assets it will be difficult for Rubincon to attract future capital since most investors are not be willing to invest in a "blank check" company. Any potential investor under this offering should be aware that if Rubincon is unable to maintain the Bridge claim in good standing due to a lack of exploration funds that they may be a holder of shares with little or no value.

11. RUBINCON WILL ENCOUNTER STIFF COMPETITION IN HIRING PERSONNEL, IDENTIFYING NEW MINERAL PROPERTIES AND RAISING CAPITAL.

Competition in the mining and exploration industry is stiff in that there are many companies seeking professional personnel, identifying new mineral properties and trying to raise additional capital for exploration. Being relatively unknown in the mining industry as compared to many of the large and small mining companies, Rubincon will find it extremely difficult to attract professional personnel to work on the Bridge claim and to raise exploration funds as required. Many professionals do not want to work for a small company with only one property which might or might not be able to compete in the raising of capital for further exploration. These facts will be a problem for Rubincon and an investor should be aware that they are investing in a company with one mineral claim, limited professional help and an inability to compete to date in the raising of exploration funds.


12. RUBINCON CANNOT GUARANTEE THE TITLE TO THE MINERAL RIGHTS ON THE BRIDGE CLAIM WILL NOT BE UNDER DISPUTE IN THE FUTURE AND RESULT IN ALL OR PART OF THE CLAIM BEING LOST.

While Rubincon has obtained the usual industry standard title reports with respect to the Bridge claim, this should not be construed as a guarantee of title. The Bridge claim may be subject to prior unregistered agreements or transactions or native land claims and title may be affected by undetected defects. Certain of the units within the Bridge claim may be under dispute and the ultimate resolution of a dispute may result in the loss of all of the Bridge claim or a reduction in Rubincon's interest therein. This may not be the case unless and until a significant value is established for any minerals on the Bridge claim.. With no guarantee of title, Rubincon cannot assure any potential investor that the mineral on the Bridge claim will eventual accrue to the benefit of Rubincon and its shareholders.

13. WITH NO SURVEY HAVING BEEN PERFORMED ON THE BRIDGE CLAIM THE EXACT BOUNDARIES ARE UNKNOWN WHICH MIGHT LEAD TO DISPUTES AND COSTLY LEGAL ACTION

The Bridge claim has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising it may be in doubt. If a dispute occurs relating to the specific boundaries of the Bridge claim, it might develop into court action which, at the present time, Rubincon does not have the funds to defend and, hence, might lose its rights to the Bridge claim. New investors should give careful consideration to whether they wish to invest in a company which has not undertaken a survey to protect the minerals on its claim and avoid lengthy and costly legal actions which might render it insolvent.

14. RUBINCON INTENDS TO MINE THE BRIDGE CLAIM BUT AT THIS POINT IN TIME HAS NO REVENUE OR ONGOING MINING OPERATIONS. THERE ARE MANY RISK FACTORS WHICH WILL COME INTO BEING WHEN A PRODUCTION DECISION IS MADE; MAINLY THE SIZE AND GRADE OF THE ORE RESERVE, ECONOMIC AND POLITICAL FACTORS OUTSIDE THE CONTROL OF RUBINCON, DEGREE OF PHYSICAL RISK IN MINING, COMPLIANCE WITH VARIOUS LEGISLATIVE ACTS AND THE AVAILABILITY OF A SMELTER.

Rubincon's business approach includes eventually managing mines into production but at the present time Rubincon has no revenue from operations and no ongoing mining operations of any kind and it may take years before the Bridge claim or any other mineral claim acquired by Rubincon will be put into production. When, and if, the Bridge claim is put into production there will be many risk factors which will affect the mining of the claim. The major risk factors associated with achieving production of an ore reserve are as follows:

- Rubincon might discover a mineral deposit which might not be the size and grade to ensure profitability when mined. Profitable operations requires a certain number of tons and grade of ore and if these two factors are not present Rubincon will not be able to proceed which might result in it ceasing operations on the Bridge claim;

- the marketability of any minerals discovered may be affected by outside sources beyond the control of Rubincon. For example, fluctuations of the price of gold and silver, the nearness to the claim of milling facilities, governmental regulations, cost of labor and equipment, taxes and quotas on production and selling, and a host of other costs related to the extraction and marketing of any mineral deposits found by Rubincon, could have a material adverse effect on Rubincon's operations and its ability to continue operations;

- mining operations generally involve a high degree of risk especially since the Bridge claim is located in a mountainous area resulting in hazards from unusual or unexpected formations which could lead to injuries to the workers of the mining operations. Even though the government requires that at all times during operations an employee who has a first aid medical certificate be on hand he may not possess the ability to care for seriously injured workers. Even with the town of Gold Bridge several miles away, availability of immediate medical help might not be available as required;

- with the commencement of mining operations Rubincon will have to adhere to the various Acts legislated by the Province of British Columbia to protect the environment. For example, such Acts are "Timber Harvesting Practices Regulation", "Mineral Tenure Act", "Coal Act" and "Forestry Act". Each Act will impose restrictions on how Rubincon can proceed to extract minerals from the Bridge claim. Adherence to these Acts will encompass, as a minimum, protection for fish in the streams, reducing the disturbance to animal life and

- ensuring the landscape is reverted to its former status. Compliance with these Acts will be expensive and Rubincon might not want to bear the cost due to a lack of funds.

- Even if there exists a commercially viable ore reserve, the smelter at Gold Bridge might not be available due to being privately owned and used to process its own ore. If an agreement cannot be entered into between the smelter owners and Rubincon, then Rubincon will have to haul its ore many miles to have it processed at another smelter. This will add to the cost of the ore which might make it unaffordable to mine and Rubincon will have to abandon its efforts of extracting ore from the Bridge claim.

If any one of these risk factors occurs, Rubincon might have to consider whether it wishes to proceed with the production of the Bridge. At that point in time, Rubincon would have spent significant sums of money on the exploration and development of the Bridge claim without realizing any potential benefits. Investors' share positions would have been diluted through the issuance of more shares to raise funds to develop the Bridge claim. With Rubincon making the decision to abandoned the Bridge claim, due to one or more of these risk factors being realized, there would be a direct downward impact on the trading value of the investors' shares.

15. SOME OF THE DIRECTORS OF RUBICNON HAVE A CONFLICT OF INTEREST SINCE THEY ARE ALSO DIRECTORS AND OFFICERS OF OTHER COMPANIES, BOTH PRIVATE AND PUBLIC, WHICH MIGHT HINDER THEIR FIDUCIARY DUTY TO RUBINCON.

Some of the Directors of Rubincon are also directors and officers of other companies and conflicts of interest may arise between their fiduciary duties as directors of Rubincon and as directors and/or officers of other companies. For example, Mr. Reimchen is President and Director of Zarcan Minerals Ltd. ("Zarcan"), a mining company which is listed on the TSX Exchange in Canada. Even though Zarcan is not involved in a mineral property in Canada, Mr. Reimchen has a conflict of interest in the event that he knows of a mineral claim, either in Canada or elsewhere, since he will have to offer it to both Rubincon and Zarcan. Even with full disclosure by Mr. Reimchen and the other directors and officers, Rubincon does not know if it will receive fair and equitable treatment in every transaction. An investor might not consider Rubincon as a wise investment since the directors and officers might, in the future, devote more time to the affairs of their other companies to the detriment of Rubincon thereby curtailing its immediate development.

16. ONLY ONE OF THE THREE DIRECTORS HAS ANY MINING EXPERIENCE WHICH MIGHT RESULT IN RUBINCON RELYING UPON OUTSIDE CONSULTANTS TO EXPLORE THE BRIDGE CLAIM.

Only Rubincon's President has mining experience whereas the other two directors have not had any mining experience at all. Therefore, Rubincon might be required to use the assistance of geologists and consultants to assist it in the exploration of the Bridge claim if Mr. Reimchen is not available at the time the exploration program commences. Such services are expensive, and Rubincon might not have the financial capacity to hire and/or retain these professionals. By having to compensate geologists and consultants, any funds on hand will be reduced quicker and new investors will suffer a dilution in their ownership interest as Rubincon is forced to raise funds by issuing additional shares for exploration.

17. RUBINCON DOES NOT CARRY A POLICY FOR KEY-MAN INSURANCE WHICH MEANS THAT THE DEPARTURE OF ITS PRESIDENT WILL BE A FINANCIAL BURDEN TO RUBINCON WHEN IT REPLACES HIM.

Rubincon does not carry a policy for key-man insurance and the departure of its President and only geologist on the Board of Directors could have a material adverse effect on Rubincon's financial condition, results of operations and its ability to continue as a going concern since it will have to have funds available to find a suitable replacement. New shareholders will suffer if this occurs since it will affect present and future earnings which might result in a reduction of the trading price of their shares.

18. LIMITED TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF RUBINCON MIGHT DELAY ITS FUTURE DEVELOPMENT.

The officers and directors spend limited time on business of Rubincon; being approximately 5 hours a month for each of the President and Secretary Treasurer. This lack of time being spent on the affairs of Rubincon might in the future have a detrimental financial effect on its development since outside consultants and advisors might have to be hired on a part time basis. New investors might not want to invest in a company where management is not devoting sufficient time to the affairs of the company to allow it to develop and expand its activities in the mining industry. These investors might find it more attractive to invest in other companies where management are working full time and are striving to develop the company's activities and increasing its earnings.

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


At the present time Rubincon has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to Rubincon for such activities. Any commitment for funds is presently being provided by its officers and directors.


Transfer  Agent
---------------


Rubincon has engaged the services of Nevada Agency & Trust Company, Suite 880 - 50 Liberty Street, Reno, Nevada, USA, 89501, to act as transfer agent.


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

Market  Information
-------------------


Although Rubincon is a reporting Company and regularly files periodic reports under the Securities Exchange Act of 1934, Rubincon's stock does not trade on any public market either in North America or the rest of the world. Once Rubincon has no further comments from the SEC regarding its Form SB-2, it is the intention of management to make an application and be approved for a quotation on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board". Therefore, at the present time, there is no established market price shares of Rubincon. There is no assurance that an application to the OTC Bulletin Board will be approved. There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Rubincon. All 2,400,820 shares of issued and outstanding shares of common stock of Rubincon are currently eligible for sale under Rule 144. There are no shares being offered pursuant to an employee benefit plan or dividend.

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

                      EQUITY COMPENSATION PLAN INFORMATION


                                                 Number or Securities           Weighted Average     Number of Securities
                                                   To be Issued Upon            Exercise Price of    Remaining Available
                                           Exercise of Outstanding Options,   Outstanding Options,        For Future
Plan Category                                     Warrants and Rights          Warrants and Rights         Issuance
                                                         (a)                           (b)                     (c)

Equity compensation
plans approved by . . . . . . .                       240,000                  None outstanding              240,000
security holders. . . . . . . . . . . . .

Equity compensation
plans not approved by                                 None                     None                           None
security holders. . . . . . . . . . . . .

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
                       =========  ===========  ======

(ii) Rubincon has estimated a cost of $300 for filing the Forms 10-QSB and $300 for the Form 10-KSB. In addition, the filing of the amended Form SB-2 has been estimated at $100 and Notice of Annual General Meeting at $200.


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


Rubincon is years away from mining an ore body and may never be in the position to do so. Unless substantial funding is realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claim or it assumes a small carried interest in the Bridge claim.


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





TITLE OR                       NAME AND ADDRESS OF                 AMOUNT OF          PERCENT OF
CLASS                          BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP (2)    CLASS
----------------------  ----------------------------------  ------------------------  ----------
Common                Ted Reimchen
Stock                 4761 Cove Cliff Road
   . . . . . . .      North Vancouver, B.C.
      . . . . . .     Canada, V7G 1H8                                NIL                 0.0

Common                Irene Campany                             240,000 (3)             10.0
Stock                 3340 Henry Place
   . . . . . .       .Port Moody, British Columbia
      . . . . .       Canada, V3H 2K5

Common.              Martine Rummelhoss                          75,000 (4)              3.1
Stock                325 Kings Road West
    . . . . . .      North Vancouver, British Columbia
      . . . . . .    Canada, V7N 2M1

Common. . . . . . .  Directors and Officers as a
Stock. . . . . .     Group                                      315,000                 13.1




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



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)





                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                  Ted Reimchen
                             Chief Executive Officer
                             President and Director



                     Date:   July  31,  2003





                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                  Irene Campany
                            Chief Accounting Officer
                            Chief Financial Officer,
                        Secretary Treasurer and Director



                     Date:   July  31,  2003



                    By:     /s/  "Martine  Rummelhoff"
                    ---     --------------------------
                          Martien  Rummelhoff
                              Director



                      Date:   July  31,  2003