Form 10QSB
period 2003-07-31
RUBINCON VENTURES INC
filed 2003-09-12
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                          For the quarterly period ended      July  31,  2003
                                                              ---------------

(  )  TRANSITION REPORT UNDER TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                          For the transition period from           to
                          Commission file number                0-29429
                                                 -----------------------------


                             RUBINCON  VENTURES  INC.
                             ------------------------
            (Exact name  of  small business issuer as specified in charter)


               Delaware                                  98-0200798
               --------                                  ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
              or organization)                               No.)


         4761 Cove Cliff Road, North Vancouver, B.C., Canada, V7G 1H8
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (604)  929-0637
                             ---------------------
                           (Issuer's telephone number)

                                        N/A
                                 ------------------
          (Former name, address, and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

2,400,820 Common shares with a par value of $0.001 per share as at Aug. 31, 2003
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one):  Yes [ X]   No [    ]

                                      INDEX






                                                                                              PAGE
                                                                                             NUMBER
                                                                                           --------
PART 1. . . . . .. .. . . .  FINANCIAL INFORMATION

       ITEM 1.. . . . . . .  FINANCIAL STATEMENTS                                               3

                             Balance Sheet as at July 31, 2003
                            (with comparative figures as at January 31, 2003)                   4

                             Statement of Operations
                             For the three and six months ended July 31, 2003 and 2002
                             and for the period from February 2, 1999 (Date of
                             Inception) to July 31, 2003                                        5

                             Statement of Cash Flows
                             For the six months ended July 31, 2003 and 2002
                             and for the period from February 2, 1999 (Date of
                             Inception) to July 31, 2003.                                       6

                             Notes to the Financial Statements                                  7

       ITEM 2.  . . . . . .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        10

       ITEM 3. . . . .  . .  CONTROLS AND PROCEDURES                                           20

PART 11.. . . . . . . . . .  OTHER INFORMATION                                                 20

       ITEM 1. . . .. . . .  LEGAL PROCEEDINGS                                                 20

       ITEM 2. . .  . . . .  CHANGES IN SECURITIES                                             20

       ITEM 3. . .. . . . .  DEFAULTS UPON SENIOR SECURITIES                                   21

       ITEM 4. .  . . . . .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

       ITEM 5. . . .. . . .  OTHER INFORMATION                                                 22

       ITEM 6. . . .  . . .  EXHIBITS AND REPORTS ON FORM 8-K                                  22

                             SIGNATURES                                                     23-27

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (an exploration stage company) at July 31, 2003 (with comparative figures as at January 31, 2003) and the statement of operations for the three and six months ended July 31, 2003 and 2002, and for the period from February 2, 1999 (date of inception) to July 31, 2003 and the statement of cash flows for the six months ended July 31, 2003 and 2002, and for the period from February 2, 1999 to July 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2003, are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          July 31 and January 31, 2003

                      (Unaudited - Prepared by Management)





                                                             JULY 31     JANUARY 31
                                                              2003          2003
                                                           -----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $      154   $        88
                                                              -------        -------

                                                           $      154   $        88
                                                               ======        =======

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   39,476   $    38,076
      Accounts payable. . . . . . . . . . . . . . . . . .      21,155        16,585
                                                              -------       --------

                                                               60,631        54,661
                                                              -------       --------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401         2,401

     Capital in excess of par value . . . . . . . . . . .      45,900        40,800

     Deficit accumulated during the development stage . .    (108,778)      (97,774)
                                                              --------     ---------

           Total Stockholders' Deficiency . . . . . . . .     (60,477)      (54,573)
                                                              --------     ---------

                                                           $      154   $        88
                                                              =======      =========





     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended July 31, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to July 31, 2003

                     (Unaudited  -  Prepared by Management)





                                                                    FOR THE           FOR THE
                                 FOR THE           FOR THE            SIX               SIX
                               THREE MONTHS      THREE MONTHS        MONTHS            MONTHS          INCEPTION
                                  ENDED             ENDED             ENDED             ENDED              TO
                                 JULY 31,          JULY 31,          JULY 31,          JULY 31,         JULY 31,
                                   2003              2002              2003              2002             2003
                            -------------        ------------     ------------      ------------     ------------ -
SALES. . . . . . . . .     .  $       -          $       -          $      -          $      -          $        -
                                --------           --------           -------          --------           ---------

EXPENSES
    Accounting and audit .        1,000              350             2,955             1,300             22,355
    Annual fees. . . . . .           92                -               117               150                842
    Bank charges . . . . .           43               17                76                63                347
    Edgar filing fees. . .          200                -               300                 -              5,429
    Franchise tax. . . . .            8                4               108               104                522
    Geological report. . .            -                -                 -                 -              1,280
    Incorporation costs
         written off. . .             -                -                 -                 -                519
    Legal. . . . . . . . .            -                -                 -                 -              8,050
    Management fees. . . .        1,500            1,500             3,000             3,000             27,000
    Office . . . . . . . .          131              609               618               609              3,054
    Rent . . . . . . . . .          900              900             1,800             1,800             16,200
    Staking costs. . . . .            -                -                 -                 -             10,687
    Telephone. . . . . . .          150              150               300               300              2,805
    Transfer agent fees. .          297              203             1,730             1,542              9,688
                                -------          --------        ----------        ----------          ---------

NET LOSS . . . . . . . . .    $  (4,321)        $ (3,733)        $ (11,004)          $ 8,868)         $ 108,778)
                                ========         ========         =========          ========          =========

NET LOSS PER COMMON SHARE

     Basic . . . . . . .   .  $       -         $      -         $       -           $     -
                                ========         ========          ========           ========

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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

For the six months ended July 31, 2003 and 2002 and for the period from February
                  2, 1999 (Date of Inception) to July 31, 2003

                      (Unaudited - Prepared by Management)





                                                    FOR THE SIX     FOR THE SIX     INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED       TO
                                                      JULY 31,        JULY 31,      JULY 31,
                                                        2003            2002          2003
                                                   --------------  --------------  -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $     (11,004)  $      (8,868)  $ (108,778)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          1,400           3,572       39,476
          Increase in accounts payable. . . . . .          4,570             186       21,155
          Capital contributions - expenses. . . .          5,100           5,100       45,900
                                                      ----------       ---------      --------

               Net Cash (Deficit) from Operations             66             (10)      (2,247)
                                                      ----------       ----------     --------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -            -
                                                      -----------     -----------    ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .              -               -        2,401
                                                      -----------     -----------     --------

                                                               -               -        2,401
                                                      -----------     -----------     --------

     Net Increase (Decrease) in Cash. . . . . . .             66             (10)         154

     Cash at Beginning of Period. . . . . . . . .             88              16            -
                                                      ----------      -----------     --------

     CASH AT END OF PERIOD. . . . . . . . . . . .     $      154      $        6     $    154
                                                         =======        =========       ======






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2003

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

Income  Taxes
-------------

On July 31, 2003, the Company had a net operation loss carry forward of $108,778. The tax benefit of $32,633 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

The  loss  carry forward will expire starting in 2020 through 2023.

Basic  and  Diluted  Net  Income  (Loss)  per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common and equivalent shares outstanding as if the shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2003

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

                                  July 31, 2003

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-director's and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $39,476 to the Company, and have made contributions to capital of $45,900 by the payment of Company expenses.

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


GENERAL
-------

Rubincon was incorporated under the laws of the State of Delaware on February 2, 1999. Its executive office is located at 4761 Cove Cliff Road, North Vancouver, B.C., Canada, V7G 1H8, (Tel: 604-929-0637) which is the business address of Rubincon's President. At the present time, Rubincon does not have any subsidiaries, affiliated companies or joint venture partners.

Rubincon is in the mineral exploration industry having the ownership to the mineral rights on a single lode mineral claim of approximately 1,235 acres located in the Bralorne mining area of British Columbia, Canada. Rubincon has undertaken exploration activities on its mineral claim, known as the "Bridge". Rubincon is an "exploration stage company" without any assurance that a commercially viable mineral deposit, a reserve, exists on the Bridge claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility.

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several small exploration programs on the claim which will maintain it in good standing until February 7, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has almost no assets on its balance sheet, and has total liabilities of approximately $60,631. From inception through July 31, 2003, Rubincon generated no revenues, and incurred $108,778 in losses, which consist principally of rent ($16,200), accounting and audit fees ($22,355) and management fees ($27,000). Rubincon anticipates minimum operating expenses of about $33,270.

Rubincon has filed a Form SB-2 with the United States Securities and Exchange Commission ("SEC") and is presently in the process of responding to comments - refer to "Filing of Form SB-2" on page 17.

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

Rubincon's shares will be under the penny stock rules adopted by the SEC since its share price will be less than $5.00. A broker-dealer may not wish to participate in the buying and selling of Rubincon's shares due to the administrative work involved - comprising:

(i) prior to any transaction in Rubincon's shares, the broker-deal will have to deliver a standardized risk disclosure document that provides information about Rubincon and the nature and level of risk in the penny stock market;

(ii) providing a potential or current Rubincon shareholder with current bid and offer quotations on Rubincon's shares;

(iii) the compensation of the broker-dealer and its salesperson in the transaction;

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

2. RUBINCON HAS NO OPERATING HISTORY, SIGNIFICANT ASSETS OR FINANCIAL RESOURCES TO ALLOW A SHAREHOLDER TO FORM A MEANINGFUL OPINION ON MANAGERIAL SKILLS AND POSSIBILITY OF RUBINCON'S SUCCESS

Rubincon has no operating history, significant assets or financial resources since its inception, which would permit a shareholder to judge its managerial skills and the probability of Rubincon's success. Its lack of operating history, significant assets or financial resources makes it very difficult for Rubincon to attract new investors since they will not have the information available to them to make an educated decision as to whether an investment in Rubincon is a wise investment.

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

Basically, the auditors are alerting the present shareholders and any future investors that if Rubincon does not obtain future funding there is substantial doubt that Rubincon will continue to be a going concern. The potential harm to a shareholder, if Rubincon ceases as a going concern, would result in a shareholder losing their entire investment in Rubincon.

4. SHAREHOLDERS MIGHT NOT BE ABLE TO SELL THEIR SHARES SINCE THERE IS NO PUBLIC TRADING MARKET FOR RUBINCON'S SHARES.

There is currently no public trading market for Rubincon's common stock. Therefore, there is no central place, such as a stock exchange, or electronic trading system, to resell a shareholder's shares. If a shareholder wants to resell his shares, he will have to locate a buyer and negotiate his own sale. There may be no buyers for a shareholder's shares and, therefore, he may never be able to sell his shares.

5. RUBINCON CANNOT CONTINUE TO ACCUMULATE LOSSES SINCE IT WILL BE DIFFICULT FOR IT TO RAISE FUTURE FUNDING AND FOR SHAREHOLDERS TO EVENTUALLY DISPOSE OF THEIR SHARES AT A PRICE ABOVE WHAT THEY PAID FOR THEM.

Since inception, Rubincon has incurred losses and has an accumulative deficit of $108,778 as at July 31, 2003. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares, if and when they are trading, and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

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

7. ORIGINAL INVESTORS PURCHASED THEIR SHARES AT SUBSTANTIALLY LOWER PRICES THAN THE PRICE TO BE PAID BY THE NEW INVESTORS UNDER THE FORM SB-2 OFFERING.

All of the present shareholders acquired their shares at $0.001 per share whereas investors under the form SB-2 offering will have to pay $0.15 per share. Having a $0.15 per share price under this offering will restrict the number of potential investors Rubincon can attract since investors will realize their investment will increase the book value of the shares held by the present shareholders with no benefit to themselves.

8. THERE IS NO ORE RESERVE ON THE BRIDGE CLAIM AND THERE IS THE DISTINCT POSSIBILITY THAT THERE WILL NEVER BE AN ORE RESERVE ON THE BRIDGE CLAIM

The Bridge claim does not contain a known body of commercially viable ore reserve and, therefore, any program conducted on the Bridge would be of an exploratory search for ore. A reserve may never be found on Rubincon's property. Any investment by Rubincon in exploration of the Bridge claim may be completely lost, which would have a materially adverse effect on Rubincon's financial condition, results of operation and value of its securities to its shareholders.

9. RUBINCON MIGHT NOT BE ABLE TO RAISE FUNDS FOR FUTURE EXPLORATION OF THE BRIDGE CLAIM AND THE MINERAL RIGHTS TO THE CLAIM MIGHT LAPSE.

If Rubincon is unable to raise future exploration funds for the Bridge claim, there is the possibility the mineral rights to the claim will lapse and Rubincon will have no assets. Without any assets it will be difficult for Rubincon to attract future capital since most investors are not willing to invest in a "blank check" company.

10. RUBINCON WILL ENCOUNTER STIFF COMPETITION IN HIRING PERSONNEL, IDENTIFYING NEW MINERAL PROPERTIES AND RAISING CAPITAL.

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


11. RUBINCON CANNOT GUARANTEE THE TITLE TO THE MINERAL RIGHTS ON THE BRIDGE CLAIM WILL NOT BE UNDER DISPUTE IN THE FUTURE AND RESULT IN ALL OR PART OF THE CLAIM BEING LOST.

While Rubincon has obtained the usual industry standard title reports with respect to the Bridge claim, this should not be construed as a guarantee of title. The Bridge claim may be subject to prior unregistered agreements or transactions or native land claims and title may be affected by undetected defects. Certain of the units within the Bridge claim may be under dispute and the ultimate resolution of a dispute may result in the loss of all of the Bridge claim or a reduction in Rubincon's interest therein. This may not be the case unless and until a significant value is established for any minerals on the Bridge claim. With no guarantee of title, Rubincon cannot assure that the minerals on the Bridge claim will eventual accrue to the benefit of Rubincon and its shareholders.

12. WITH NO SURVEY HAVING BEEN PERFORMED ON THE BRIDGE CLAIM THE EXACT BOUNDARIES ARE UNKNOWN WHICH MIGHT LEAD TO DISPUTES AND COSTLY LEGAL ACTION.

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

13.    RUBINCON  INTENDS TO MINE THE BRIDGE CLAIM BUT AT THIS POINT IN TIME HAS
       NO REVENUE OR ONGOING  MINING OPERATIONS.   THERE ARE MANY RISK FACTORS
       WHICH WILL COME INTO BEING WHEN A PRODUCTION DECISION IS MADE; MAINLY THE SIZE AND GRADE OF THE ORE RESERVE, ECONOMIC AND POLITICAL FACTORS OUTSIDE THE CONTROL OF RUBINCON, DEGREE OF PHYSICAL RISK IN MINING, COMPLIANCE WITH VARIOUS LEGISLATIVE ACTS AND THE AVAILABILITY OF A SMELTER.

Rubincon's business approach includes eventually managing mines into production but at the present time Rubincon has no revenue from operations and no ongoing mining operations of any kind and it may take years before the Bridge claim or any other mineral claim acquired by Rubincon will be put into production. When, and if, the Bridge claim is put into production there will be many risk factors, which will affect the mining of the claim. The major risk factors associated with achieving production of an ore reserve are as follows:

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

- with the commencement of mining operations Rubincon will have to adhere to the various Acts legislated by the Province of British Columbia to protect the environment. For example, such Acts are "Timber Harvesting Practices Regulation", "Mineral Tenure Act", "Coal Act" and "Forestry Act". Each Act will impose restrictions on how Rubincon can proceed to extract
      minerals from the Bridge claim.   Adherence to these Acts will encompass,
      as a minimum, protection for fish in the streams, reducing the disturbance to animal life and ensuring the landscape is reverted to its former status. Compliance with these Acts will be expensive and Rubincon might not want to bear the cost due to a lack of funds.

- Even if there exists a commercially viable ore reserve, the smelter at Gold Bridge might not be available due to being privately owned and used to process its own ore. If an agreement cannot be entered into between the smelter owners and Rubincon, then Rubincon will have to haul its ore
      many miles to have it processed at another smelter.   This will add to the
      cost of the ore, which might make it unaffordable to mine and Rubincon will have to abandon its efforts of extracting ore from the Bridge claim.

If any one of these risk factors occurs, Rubincon might have to consider whether it wishes to proceed with the production of the Bridge. At that point in time, Rubincon would have spent significant sums of money on the exploration and development of the Bridge claim without realizing any potential benefits. Shareholders' share positions would have been diluted through the issuance of more shares to raise funds to develop the Bridge claim. With Rubincon making the decision to abandoned the Bridge claim, due to one or more of these risk factors being realized, there would be a direct downward impact on the trading value of its shares.

14. SOME OF THE DIRECTORS OF RUBICNON HAVE A CONFLICT OF INTEREST SINCE THEY ARE ALSO DIRECTORS AND OFFICERS OF OTHER COMPANIES, BOTH PRIVATE AND PUBLIC, WHICH MIGHT HINDER THEIR FIDUCIARY DUTY TO RUBINCON.

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

15. ONLY ONE OF THE THREE DIRECTORS HAS ANY MINING EXPERIENCE WHICH MIGHT RESULT IN RUBINCON RELYING UPON OUTSIDE CONSULTANTS TO EXPLORE THE BRIDGE CLAIM.

Only Rubincon's President has mining experience whereas the other two directors have not had any mining experience at all. Therefore, Rubincon might be required to use the assistance of geologists and consultants to assist it in the exploration of the Bridge claim if Mr. Reimchen is not available at the time the exploration program commences. Such services are expensive, and Rubincon might not have the financial capacity to hire and/or retain these professionals. By having to compensate geologists and consultants, any funds on hand will be reduced quicker and shareholders will suffer a dilution in their ownership interest as Rubincon is forced to raise funds by issuing additional shares for exploration.

16. RUBINCON DOES NOT CARRY A POLICY FOR KEY-MAN INSURANCE WHICH MEANS THAT THE DEPARTURE OF ITS PRESIDENT WILL BE A FINANCIAL BURDEN TO RUBINCON WHEN IT REPLACES HIM.

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

17. LIMITED TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF RUBINCON MIGHT DELAY ITS FUTURE DEVELOPMENT.

The officers and directors spend limited time on business of Rubincon; being approximately 5 hours a month for each of the President and Secretary Treasurer. This lack of time being spent on the affairs of Rubincon might in the future have a detrimental financial effect on its development since outside consultants and advisors might have to be hired on a part time basis. New investors might not want to invest in a company where management is not devoting sufficient time to the affairs of the company to allow it to develop and expand its activities in the mining industry. These investors might find it more attractive to invest in other companies where management is working full time and is striving to develop the company's activities and increasing its earnings.


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

Rubincon is a Delaware corporation with its only offices in Canada, and its only operations in Canada.

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

On January 26th, Rubincon mobilized its initial exploration effort by walking the grid system and using a magnetometer every 30 feet. A magnetometer is an instrument for measuring magnetic intensity. In ground magnetic prospecting, it is an instrument for measuring the vertical magnetic intensity and for detecting magnetic anomalies and magnetic gradients in rock formation. In other words, it is an instrument which will show unusual formation where high concentration of mineralization might occur.

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

Transfer  Agent
---------------

Rubincon has engaged the services of Nevada Agency & Trust Company, Suite 880 - 50 Liberty Street, Reno, Nevada, USA, 89501, to act as transfer agent.

Filing  of  Form  SB-2
----------------------

Rubincon has submitted a Form SB-2 to the SEC in hopes of being able to raise money from the public to continue its exploration activities on the Bridge claim. Under the Form SB-2, the Company is anticipating raising a minimum of
$45,000 with the issuance of 300,000 common shares and a maximum of $150,000 with the issuance of 1,000,000. All shares will be offered at $0.15 per share and no warrants will be attached thereto. Rubincon expects to use the proceeds on the further exploration of the Bridge claim. Rubincon is responding to comments from the SEC about the SB-2.

Market  Information
-------------------

Although Rubincon is a reporting Company and regularly files periodic reports under the Securities Exchange Act of 1934, Rubincon's stock does not trade on any public market either in North America or the rest of the world. Once Rubincon has no further comments from the SEC regarding its Form SB-2, it is the intention of management to make an application and be approved for a quotation on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board". Therefore, at the present time, there is no established market price for the shares of Rubincon. There is no assurance that an application to the OTC Bulletin Board will be approved. There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Rubincon. All 2,400,820 shares of issued and outstanding shares of common stock of Rubincon are currently eligible for sale under Rule
144. There are no shares being offered pursuant to an employee benefit plan or dividend.

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

                      EQUITY COMPENSATION PLAN INFORMATION





                                              Number or
                                              Securities       Weighted
                                             To be Issued      Average
                                                 Upon          Exercise    Number of
                                             Exercise of       Price of    Securities
                                             Outstanding     Outstanding   Remaining
                                               Options,        Options,    Available
                                               Warrants        Warrants    For Future
Plan Category                                 and Rights      and Rights    Issuance
                                                  (a)             (b)          (c)

Equity compensation
plans approved by                               240,000    Not outstanding    240,000
security holders. . . . . . . . . . . . .

Equity compensation plans
not approved by
security holders. . . . . . . . .         . . . .  None           None         None

Total                                           240,000    None outstanding   240,000





Holders  of  Common  Shares
---------------------------

There  are presently 32 shareholders of record including officers and directors.

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $154, being cash on hand, on its balance sheet as at July 31, 2003. Rubincon was indebted to creditors in the amount of $21,155 and to related parties in the amount of $39,476. The amounts owed to third parties as at July 31, 2003 are $3,455 to Rubincon's auditors and $10,428 to Rubincon's accountant, $2,405 for office services and $6,818 for amounts owed to the transfer agent. There is a balance owing to Rubincon from its lawyers of $1,951, which is being offset against the accounts payable. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                    -------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,400
Accounting . . . . . . . . . . . . . . .  i          2,750
Bank charges . . . . . . . . . . . . .          .       90
Edgar filing fees. . . . . . . . . . . .  ii         1,300
Filing fees. . . . . . . . . . . . . . .  iii          275
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,400
Transfer agent's fees. . . . . . . . . .  vi         1,600
                                                   -------
                                                    12,115
Amounts owed to third parties. . . . . .            21,155
                                                   -------
    Estimated requirements for 12 months           $33,270
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

Telephone expense has been accrued at $50 per month for a total of $150 for the period ended July 31, 2003. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed      Auditors   Accountant       Total
---------------------  ---------   ----------      ------
Form 10-QSB - October  $     500    $     600   $   1,100
Form 10-KSB - January      1,900          950       2,850
Form 10-QSB - April .        500          600       1,100
Form 10-QSB - July. .        500          600       1,100
                         -------      -------      ------
                       $   3,400    $   2,750   $   6,150
                         =======       ======      ======




(ii) Rubincon has estimated a cost of $200 for filing the Forms 10-QSB and $300 for the Form 10-KSB. In addition, the filing of the amended Form SB-2 has been estimated at $200 and Notice of Annual General Meeting at $200.

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

Rubincon is years away from mining an ore reserve and may never be in the position to do so. Unless substantial funding is realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claim or it assumes a small carried interest in the Bridge claim.

Rubincon  has  not  incurred  any  product  research  and  development.

Rubincon  does  not  expect  to  purchase or sell any major assets or equipment.

Rubincon  does  not  expect  a  significant  change  in the number of employees.

Results  of  Operations
-----------------------

There  have  been  no  operations  during  the  current  period.

ITEM  3.      CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        ------------------------------------------------------

Rubincon's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Rubincon's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10- QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Rubincon's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within Rubincon, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)  Changes  in  Internal  Controls.
     --------------------------------

There were not significant changes in Rubincon's internal controls or in other factors that could significantly affect Rubincon's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

ITEM  2.     CHANGES  IN  SECURITIES.

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
                   . . . . . .  Canada, V3H 2K5

Common                          Martine Rummelhoff
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

(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding except that the shareholders at the Annual General Meeting of Stockholders approved a Non-Qualified Stock Option Plan as more fully described in the Form 10-QSB for July 31, 2002.

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


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     No  report  is  required.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters have been submitted to a vote of security holders during this period. Nevertheless, Rubincon had its Second Annual General Meeting of Shareholders (the "Meeting") on September 5, 2003 wherein the following resolutions were approved by the shareholders:

1. The election of directors for a term expiring at the 2004 Meeting - the directors elected were Ted Reimchen, Irene Campany and Martine Rummelhoff;

2. The approval of Sellers and Andersen LLC (formerly Andersen, Andersen and Strong), as independent auditors for the fiscal year ended January 31, 2004; and

3. The approval of the report of the independent auditors of Rubincon and the financial statements for the year ended January 31, 2003.

This Information Statement was mailed on August 10, 2003 to the stockholders of record on July 31, 2003 of Rubincon.

The  votes  represented  at  the  Meeting  were  as  follows:

          Represented  in  Person:             390,820  shares
          Represented  by  Proxy:            1,335,000  shares

No  votes  were  cast  in  opposition  to  the  above-mentioned  resolutions.

There was no other matters brought forth at the Meeting which required shareholders' approval.

Subsequent  to  the  Meeting,  the  Directors  appointed the following officers:

       Ted  Reimchen:     President  and  Chief  Executive  Officer
       Irene  Campany:    Chief Financial Officer, Chief Accounting
                          Officer  and Secretary  Treasurer.

ITEM  5.     OTHER  INFORMATION

     Not  applicable.


ITEM  6.     EXHIBIT  AND  REPORTS  ON  FORM  8-K

      1.     Certificate of Incorporation, Articles of Incorporation and By-laws

     1.1 Certificate of Incorporation (incorporated by reference from Rubincon's Registration Statement on Form SB-2 filed on January 16, 2003).

     1.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form SB-2 filed on January 16, 2003).

     1.3 By laws (incorporated by reference from Rubincon's Registration Statement on Form SB-2 filed on January 16, 2003).

Information statement Pursuant to Section 14(c) of the Securities Act of 1934 (incorporated by reference from the Company's PRE 14C filed on August 1, 2003).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                      Ted Reimchen
                                 Chief Executive Officer
                                  President and Director

                     Date:          September  12,  2003



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                      Irene Campany
                                Chief Accounting Officer
                                Chief Financial Officer,
                            Secretary Treasurer and Director

                     Date:          September  12,  2003


                    By:     /s/  "Martine  Rummelhoff"
                    ---     --------------------------
                                   Martien  Rummelhoff
                                          Director


                     Date:          September  12,  2003