Form 10QSB
period 2003-10-31
RUBINCON VENTURES INC
filed 2003-12-15
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                                 For the quarterly period ended October 31, 2003
                                                                ----------------

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
                             ----------------------
           (Exact name of small business issuer as specified in charter)


          Delaware                                                98-0200798
          --------                                                ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                            Identification No.)


             4761 Cove Cliff Road, North Vancouver, B.C., Canada, V7G 1H8
             ------------------------------------------------------------
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

           2,400,820  common shares with a par value of $0.001 per share as at December 14, 2003
--------------------------------------------------------------------------------

Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                                      INDEX






                                                                                           PAGE
                                                                                          NUMBER
                                                                                         -------
PART 1.. . . . . .FINANCIAL INFORMATION

        ITEM1.. . FINANCIAL STATEMENTS                                                       3

                  Balance Sheet as at October 31, 2003                                       4

                  Statements of Operations
                     For the three and nine months periods ended October 31,
                     2003 and for the period from February 2, 1999 (Date of
                     Inception) to October 31, 2003                                          5

                  Statements of Cash Flows
                     For the nine months ended October 31, 2003 and 2002
                     and for the period from February 2, 1999 (Date of
                     Inception) to October 31, 2003                                          6

                  Notes to the Financial Statements                                          7

        ITEM 2 .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                10

        ITEM 3..  CONTROLS AND PROCEDURES                                                   20

PART 11. . . . .  OTHER INFORMATION                                                         20

        ITEM 1..  LEGAL PROCEEDINGS                                                         20

        ITEM 2..  CHANGES IN SECURITIES                                                     20

        ITEM 3..  DEFAULTS UPON SENIOR SECURITIES                                           21

        ITEM 4..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       21

        ITEM 5..  OTHER INFORMATION                                                         21

        ITEM 6..  EXHIBITS AND REPORTS ON FORM 8-K                                          22

                  SIGNATURES                                                                23

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (a pre-exploration stage company) at October 31, 2003 and the statements of operations for the three and nine months ended October 31, 2003 and 2002, and for the period from February 2, 1999 (date of inception) to October 31, 2003 and the statements of cash flows for the nine months ended October 31, 2003 and 2002, and for the period from February 2, 1999 to October 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2003, are not necessarily indicative of the results that can be expected for the year ending January 31, 2004.

                             RUBINCON VENTURES INC.
                        (Pre- Exploration Stage Company)

                                 BALANCE  SHEET

                                October 31, 2003

                                   (Unaudited)





                                                            OCTOBER 31
                                                               2003
                                                           ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $       135
                                                                -------

                                                           $       135
                                                                =======

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $    40,475
      Accounts payable. . . . . . . . . . . . . . . . . .       23,458
                                                               --------

                                                                63,933
                                                               --------

STOCKHOLDERS' DEFICIENCY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding        2,401

     Capital in excess of par value . . . . . . . . . . .       48,450

     Deficit accumulated during the pre-exploration stage     (114,649)
                                                              ---------

           Total Stockholders' Deficiency . . . . . . . .      (63,798)
                                                              ---------

                                                           $       135
                                                                =======









     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

   For the three and nine months periods ended October 31, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to October 31, 2003

                                   (Unaudited)





                                       FOR THE          FOR THE          FOR THE          FOR THE
                                        THREE            THREE            NINE              NINE
                                        MONTHS           MONTHS           MONTHS            MONTHS          INCEPTION
                                        ENDED            ENDED            ENDED             ENDED              TO
                                       OCT. 31,         OCT. 31,         OCT. 31,          OCT. 31,         OCT. 31,
                                         2003             2002             2003              2002             2003
                                     ----------       -----------      -----------       ----------        ----------
SALES. . . . . . . . . .          .  $      -       $       -         $       -        $        -         $      -
                                        ------          ------           -------          --------           ------

EXPENSES
    Accounting and audit .              1,100             950             4,055             2,250           23,455
    Annual fees. . . . . .                 92             150               209               300              934
    Annual General Meeting                934             934               934
    Bank charges . . . . .                 19              17                95                80              366
    Edgar filing fees. . .                300           1,150               600             1,150            5,729
    Franchise tax. . . . .                  -               -               108               104              522
    Geological report. . .                  -               -                 -                 -            1,280
    Incorporation costs
          written off. . .                  -               -                 -                 -              519
    Legal. . . . . . . . .                  -           5,000                 -             5,000            8,050
    Management fees. . . .              1,500           1,500             4,500             4,500           28,500
    Office . . . . . . . .                565              80             1,183               689            3,619
    Rent . . . . . . . . .                900             900             2,700             2,700           17,100
    Staking costs. . . . .                  -               -                 -                 -           10,687
    Telephone. . . . . . .                150             150               450               450            2,955
    Transfer agent fees. .                311             245             2,041             1,787            9,999
                                     --------        --------         ---------        ----------         ---------

NET LOSS . . . . . . .          . .  $ (5,871)      $ (10,142)        $ (16,875)      $   (19,010)      $ (114,649)
                                      ========        ========          ========        =========         =========

NET LOSS PER COMMON SHARE

     Basic . . . . . . . .           $      -       $       -         $   (0.01)      $     (0.01)
                                      ========        =======           ========         =========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .          2,400,820       2,400,820         2,400,820         2,400,820
                                    =========       =========         =========         =========




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

    For the nine months ended October 31, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to October 31, 2003

                                   (Unaudited)





                                                    FOR THE NINE    FOR THE NINE     INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED        TO
                                                    OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                        2003            2002           2003
                                                   -------------    -------------    ----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .    $   (16,875)    $   (19,010)   $  (114,649)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          2,399           8,572         40,475
          Increase in accounts payable. . . . . .          6,873           2,772         23,458
          Capital contributions - expenses. . . .          7,650           7,650         48,450
                                                        --------        --------        --------

               Net Cash (Deficit) from Operations             47             (16)        (2,266)
                                                        --------        ---------       --------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -              -
                                                         --------       ---------      ---------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .              -               -          2,401
                                                         -------       ----------      ---------

                                                               -               -          2,401
                                                         --------      ----------      ---------

     Net Increase (Decrease) in Cash. . . . . . .             47             (16)           135

     Cash at Beginning of Period. . . . . . . . .             88              16              -
                                                        ---------      ---------       ---------

     CASH AT END OF PERIOD. . . . . . . . . . . .      $     135        $      -      $     135
                                                         =======          =======       ========






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2003

                                   (Unaudited)

1.     ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common shares of 25,000,000 shares at $0.001 par value.

The Company was organized for the purpose of exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

The Company has completed Regulation D offerings of 2,400,820 shares of its common stock for $2,401 in 1999.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On October 31, 2003, the Company had a net operating loss carry forward of $114,649. The tax benefit of $34,395 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

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

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2003

                                   (Unaudited)

2.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costs cannot be made.

Unproven  Mining  Claim  Costs
------------------------------

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not have any concentration or related financial credit risk.

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of product or the completion of services provided when and if revenue is received. There can be no assurance that any revenue will be received.

Statement  of  Cash  Flows
--------------------------

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalent. The Company does not have any highly liquid investments with 3 months or less of maturity to be cash equivalents to consider at the present time.

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

                             RUBINCON VENTURES INC.
                         (Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2003

                                   (Unaudited)

2.         SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Recent  Accounting  Prouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     UNPROVEN  MINERAL  CLAIMS

The Bridge claim was acquired by staking on February 7, 2000. Assessment work was done on the property from January 24 to 29, 2003 and the new expiry date is February 7, 2004.

The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers and directors and their controlled entities have acquired 13% of the outstanding common stock of the Company and have made no interest, demand loans of $40,475 to the Company, and have made contributions to capital of $48,450 by the payment of Company expenses.

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

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several small exploration programs on the claim which will maintain it in good standing until February 7, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has only $135 in cash as an assets on its balance sheet, and has total liabilities of approximately $63,933. From inception through October 31, 2003, Rubincon generated no revenues, and incurred $114,649 in losses, which consist principally of rent ($17,100), accounting and audit fees ($23,455) and management fees ($28,500). Rubincon anticipates minimum operating expenses of about $35,973 (refer to page 18).

Rubincon has filed a Form SB-2 registration statement with the United States Securities and Exchange Commission ("SEC") and is presently in the process of responding to comments - refer to "Filing of Form SB-2" on page 17.

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $114,649 as at October 31, 2003. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares, if and when they are trading, and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

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

All of the present shareholders acquired their shares at $0.001 per share whereas prospective investors under the form SB-2 offering will have to pay $0.15 per share. Having a $0.15 per share price under this offering will restrict the number of potential investors Rubincon can attract since investors will realize their investment will increase the book value of the shares held by the present shareholders with no dilution benefit to themselves.

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

Filing  of  Form  SB-2
----------------------

Rubincon has submitted a Form SB-2 registration statement to the SEC in hopes of being able to raise money from the public to continue its exploration activities on the Bridge claim. Under the Form SB-2, the Company is anticipating raising a minimum of $45,000 with the issuance of 300,000 common shares and a maximum of $150,000 with the issuance of 1,000,000 of common
stock.   All shares will be offered at $0.15 per share and no warrants will be attached thereto. Rubincon expects to use the proceeds on the further exploration of the Bridge claim. Rubincon is responding to comments from the SEC about the SB-2 registration statement.

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

As of the date of this Form 10-QSB, no options have been granted under the Stock Option Plan which was approved by the shareholders of Rubincon on August 20, 2002. The Board of Directors is authorized, without further shareholder approval, to grant such options from time to time up to an aggregate of 240,000 shares of common stock. The Board of Directors may thus in general determine the number of shares subject to such options, the option periods, and the expiration dates of such options, if any options are issued.

                      EQUITY COMPENSATION PLAN INFORMATION





                           Number or
                           Securities        Weighted
                          To be Issued        Average       Number of
                              Upon        Exercise Price   Securities
                          Exercise of           of          Remaining
                          Outstanding       Outstanding     Available
                            Options,         Options,          For
                            Warrants         Warrants        Future
Plan Category              and Rights       and Rights      Issuance
                               (a)              (b)            (c)

Equity compensation
plans approved by
security holders .          240,000    .  Not outstanding    240,000

Equity compensation
 plans not approved by
security holders . . .        None              None           None

Total                       240,000       None outstanding   240,000





Holders  of  Common  Shares
---------------------------

There  are presently 32 shareholders of record including officers and directors.

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $135, being cash on hand, on its balance sheet as at October 31, 2003. Rubincon was indebted to creditors in the amount of $23,458 and to related parties in the amount of $40,475. The amounts owed to third parties as at October 31, 2003 are $2,955 to Rubincon's auditors and $12,540 to Rubincon's accountant, $2,784 for office services and $7,129 for amounts owed to the transfer agent. There is a balance owing to Rubincon from its lawyers of $1,950, which is being offset against the accounts payable. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                                  Amount
                                                    -------
Auditing . . . . . . . . . . . . . . . .  i        $ 3,600
Accounting . . . . . . . . . . . . . . .  ii         2,750
Bank charges . . . . . . . . . . . . . .                90
Edgar filing fees. . . . . . . . . . . .  ii         1,300
Filing fees. . . . . . . . . . . . . . .  iii          275
Office . . . . . . . . . . . . . . . . .  iv           300
Property maintenance . . . . . . . . . .  v          2,400
Transfer agent's fees. . . . . . . . . .  vi         1,600
                                                   -------
                                                    12,315
Amounts owed to third parties. . . . . .            23,658
                                                   -------
    Estimated requirements for 12 months           $35,973
                                                    ======

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

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed       Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-KSB - January  $   2,100     $    950   $ 3,050
Form 10-QSB - April .        500          600     1,100
Form 10-QSB - July. .        500          600     1,100
Form 10-QSB - October        500          600     1,100
                         -------       ------    ------
                       $   3,600     $  2,750   $ 6,350
                          ======       ======    ======




(ii) Rubincon has estimated a charge of approximately $1,300 for filing on Edgar the various Form 10-QSBs and the Form 10-KSB

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

ITEM  3.      CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        ------------------------------------------------------

Rubincon's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Rubincon's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d - 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10- QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Rubincon's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within Rubincon, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

ITEM  2.     CHANGES  IN  SECURITIES.

There have been no changes in securities since Rubincon's fiscal year ended January 31, 2003.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

            Rubincon had its Second Annual General Meeting of Shareholders (the "Meeting") on September 5, 2003 wherein the following resolutions were approved by the shareholders:

1. The election of directors for a term expiring at the 2004 Meeting - the directors elected were Ted Reimchen, Irene Campany and Martine Rummelhoff;

2. The approval of Sellers and Andersen LLC (formerly Andersen, Andersen and Strong), as independent auditors for the fiscal year ending January 31, 2004; and

3. The approval of the report of the independent auditors of Rubincon and the financial statements for the year ended January 31, 2003.

An Information Statement was mailed on August 10, 2003 to the stockholders of record on July 31, 2003 of Rubincon.

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

Subsequent  to  the  Meeting,  the  Directors  appointed the following officers:

          Ted  Reimchen:           President  and  Chief  Executive  Officer
          Irene  Campany:          Chief  Financial  Officer,  Chief  Accounting
                                   Officer, Secretary and Treasurer.

In filing the documents with the SEC for submission of matters to a vote of stockholders, the Company incorrectly filed a preliminary information statement
rather  than  a  preliminary  proxy  statement.   The  Company  was  seeking
shareholders' approval for the various items mentioned above since management only controls 13.1% of the issued shares of the Company and therefore should have filed a preliminary proxy statement. The actual material sent to the shareholders was similar to a preliminary proxy statement. The Company is presently waiting for its attorneys to determine in conjunction with the SEC how to rectify this mistake.


ITEM  5.     OTHER  INFORMATION

     Not  applicable.

ITEM  6.     EXHIBIT  AND  REPORTS  ON  FORM  8-K

(A)    Exhibits

99.1 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 dated December 14, 2003 and signed by Ted Reimchen, Chief Executive Officer, President and Director.

99.2   Certificate  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 dated December 14, 2003 and signed by Ted Reimchen, Chief Executive Officer, President and Director and Irene Campany, Chief Accounting Officer, Chief Financial Officer, Secretary Treasurer and Director.

99.3 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 dated December 14, 2003 and signed by Irene Campany, Chief Accounting Officer, Chief Financial Officer, Secretary Treasurer and Director.

(B)    Reports on Form 8-K

       The Company filed a Form 8-K current report with the SEC on September 8, 2003 (Item 4) regarding its Second Annual General Meeting of Shareholders and related matters.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                      Ted Reimchen
                                 Chief Executive Officer
                                  President and Director

      Date:  December 14, 2003



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                     Irene Campany
                                Chief Accounting Officer
                                Chief Financial Officer,
                           Secretary, Treasurer and Director

      Date:  December 14, 2003