Form 10QSB/A
period 2003-04-30
RUBINCON VENTURES INC
filed 2004-01-02
CIK 1081078

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                    Outstanding as of April 30, 2003
         ----------                 --------------------------------

     Common Stock, $0.001 per share             2,400,820
                                                =========

                                      INDEX






                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART 1. .    .      FINANCIAL INFORMATION

         ITEM1.. .  Financial Statements.                                         3

                    Balance Sheet as at April 30, 2003
                   (with comparative figures as at January 31, 2003).             4

                    Statement of Operations
                    For the three months ended April 30, 2003 and 2002
                    and for the period from February 2, 1999 (Date of
                    Inception) to April 30, 2003                                  5

                    Statement of Cash Flows
                    For the three months ended April 30, 2003 and 2002
                    and for the period from February 2, 1999 (Date of
                    Inception) to April 30, 2003                                  6

                    Notes to the Financial Statements                             7

         ITEM 2. .  Management's Discussion and Analysis or Plan of Operations   15

PART 11.. . . . . . OTHER INFORMATION                                            19

         ITEM 1. .  LEGAL PROCEEDINGS                                            19

         ITEM 2. .  CHANGES IN SECURITIES                                        20

         ITEM 3. .  DEFAULTS UPON SENIOR SECU RITIES                             21

         ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF
        . . . . . . . .  SECURITY HOLDERS                                        21

         ITEM 5. .  OTHER INFORMATION                                            21

         ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                             21

                    SIGNATURES.                                                  20

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

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          April 30 and January 31, 2003

                      (Unaudited - Prepared by Management)





                                                            APRIL 30     JANUARY 31
                                                              2003          2003
                                                           ----------    ----------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $       54   $        88
                                                              -------      ---------

                                                           $       54   $        88
                                                              =======       =======

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   38,251   $    38,076
      Accounts payable. . . . . . . . . . . . . . . . . .      20,510        16,585
                                                              -------      ---------

                                                               58,761        54,661
                                                               ------      ---------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401         2,401

     Capital in excess of par value . . . . . . . . . . .      43,350        40,800


     Deficit accumulated during the exploration stage . .    (104,458)      (97,774)

                                                              --------      --------

           Total Stockholders' Deficiency . . . . . . . .     (58,707)      (54,573)
                                                              --------      --------

                                                           $       54   $        88
                                                              =======       ========





     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three months ended April 30, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to April 30, 2003

                     (Unaudited  -  Prepared by Management)






                                       FOR THE         FOR THE
                                    THREE MONTHS     THREE MONTHS      INCEPTION
                                       ENDED            ENDED             TO
                                     APRIL 30,        APRIL 30,        APRIL 30,
                                        2003            2002             2003
                                   -------------    -------------      ---------
SALES. . . . . . . . . . .         $       -       $       -       $        -
                                      ------          ------           -------

EXPENSES
    Accounting and
          audit. . . . . .             1,955             950           21,355
    Bank charges . . . . .                34              44              306
    Edgar filing fees. . .               100               -            5,379
    Filing fees. . . . . .                25             150              600
    Franchise tax. . . . .               100             100              414
    Geological report. . .                 -               -            1,280
    Incorporation costs
          written off. . .                 -               -              519
    Legal. . . . . . . . .                 -               -            8,050
    Management fees. . . .             1,500           1,500           25,500
    Office . . . . . . . .               488               -            3,022
    Rent . . . . . . . . .               900             900           15,300
    Staking costs. . . . .                 -               -           10,687
    Telephone. . . . . . .               150             150            2,655
    Transfer agent fees. .             1,432           1,341            9,391
                                    --------         -------          --------

NET LOSS . . . . . . . . .        $   (6,684)      $  (5,135)      $ (104,458)
                                    =========        ========        =========


NET LOSS PER COMMON SHARE

     Basic . . . . . . . .        $        -       $       -
                                    ========         =======

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .          2,400,820       2,400,820
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

                             RUBINCON VENTURES INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the three months ended April 30, 2003 and 2002 and for the period from February 2, 1999 (Date of Inception) to April 30, 2003

                      (Unaudited - Prepared by Management)





                                                    FOR THE THREE    FOR THE THREE    INCEPTION
                                                    MONTHS ENDED     MONTHS ENDED        TO
                                                      APRIL 30,        APRIL 30,      APRIL 30,
                                                        2003             2002           2003
                                                   --------------    -------------   -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $   (6,684)     $   (5,135)     $ (104,458)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .         175           2,795          38,251
          Increase in accounts payable. . . . . .       3,925            (325)         20,510
          Capital contributions - expenses. . . .       2,550           2,550          43,350
                                                      -------         -------         --------

               Net Cash (Deficit) from Operations         (34)           (115)         (2,347)
                                                      -------         -------          -------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .           -                -              -
                                                      -------         ---------        -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             Stock. . . . . . . . . . . . . . . .           -                -          2,401
                                                      -------         ---------       --------

                                                            -                -          2,401
                                                      --------        ---------       --------

     Net Increase (Decrease) in Cash. . . . . . .         (34)           (115)             54

     Cash at Beginning of Period. . . . . . . . .          88              16              -
                                                      --------        --------       --------

     CASH AT END OF PERIOD. . . . . . . . . . . .     $    54       $     (99)     $      54
                                                       =======       =========       ========




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


Statement  of  Cash  Flows
--------------------------


For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalent. The Company does not have any highly liquid investments with 3 months or less maturity to be cash equivalents to consider at the present time.



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








                      EQUITY COMPENSATION PLAN INFORMATION





                                              Number or
                                              Securities         Weighted
                                             To be Issued         Average
                                                 Upon         Exercise Price    Number of
                                             Exercise of            of          Securities
                                             Outstanding        Outstanding     Remaining
                                               Options,          Options,       Available
                                               Warrants          Warrants       For Future
Plan Category                                 and Rights        and Rights       Issuance
                                                  (a)                (b)            (c)

Equity compensation
plans approved by . . . . . . . . . . . .     240,000        Not outstanding     240,000
security holders

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





Estimated Expenses                                      Amount
                                                       -------
Auditing . . . . . . . . . . . . . . . .  i           $  3,400
Accounting . . . . . . . . . . . . . . .  i              2,250
Bank charges . . . . . . . . . . . . . .                    90
Edgar filing fees. . . . . . . . . . . .  ii               900
Filing fees. . . . . . . . . . . . . . .  iii              275
Office . . . . . . . . . . . . . . . . .  iv               300
Property maintenance . . . . . . . . . .  v              2,400
Transfer agent's fees. . . . . . . . . .  Vi             1,600
                                                       -------
                                                        11,215
Amounts owed to third parties. . . . .              .   20,510
                                                       -------
    Estimated requirements for 12 months              $ 31,725
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

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed        Auditors     Accountant     Total
------------------        --------     ----------    ------
Form 10-QSB - April .    $   500       $   500      $ 1,000
Form 10-QSB - July. .        500           500        1,000
Form 10-QSB - October        500           500        1,000
Form 10-KSB - January      1,900           750        2,650
                          ------        ------       ------
                         $ 3,400       $ 2,250      $ 5,650
                          ======        ======       ======




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

(v) To maintain the Bridge claim in good standing for the forthcoming year will result in Rubincon having to incur a cost of Cdn.$200 per unit. There are 18 units comprising the Bridge claim and therefore the equivalent amount in US dollars is approximately $2,400.
-----------------------------------

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





TITLE OR                       NAME AND ADDRESS OF                 AMOUNT OF          PERCENT OF
CLASS                          BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP (2)    CLASS
---------                      --------------------         ------------------------  ----------

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

      1.     Certificate of Incorporation, Articles of Incorporation and By-laws

     1.1 Certificate of Incorporation (incorporated by reference from Rubincon's Registration Statement on Form SB-2 filed on January 16,
             2003).

     1.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form SB-2 filed on January 16,
             2003).

     1.3 By laws (incorporated by reference from Rubincon's Registration Statement on Form SB-2 filed on January 16, 2003).



Exhibits

    99.1 Certification Pursuant to Section 302 (a) of the Sarbane-Oxley Act of 2002 dated December 15, 2003 and signed by Ted Reimchen, Chief Executive Officer, President and Director.

    99.2     President's Certificate - Certification Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 15, 2003 signed by Ted Reimchen, Chief Executive Officer, President and Director.

    99.3 Certification Pursuant to Section 302 (a) of the Sarbane-Oxley Act of 2002 dated December 15, 2003 and signed by Irene Campany, Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director.

    99.3 Secretary Treasurer's Certificate - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 15, 2003 signed by Irene Campany, Chief Financial Officer, Chief Accounting Officer Secretary Treasurer and Director.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)





                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                         Ted Reimchen
                                   Chief Executive Officer
                                   President and Director

Date:   December  15,  2003



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                        Irene Campany
                                   Chief Financial Officer
                                   Chief Accounting Officer
                               Secretary Treasurer and Director

Date:   December  15,  2003