Form 10QSB/A
period 2003-07-31
RUBINCON VENTURES INC
filed 2004-01-02
CIK 1081078

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



<BTB>


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

                             RUBINCON VENTURES INC.
                         (An Exploration  Stage Company)

                                 BALANCE  SHEET

                          July 31 and January 31, 2003

                      (Unaudited - Prepared by Management)


<BTB>


                                                             JULY 31     JANUARY 31
                                                              2003          2003
                                                           -----------  ------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $      154   $        88
                                                              -------        -------

                                                           $      154   $        88
                                                               ======        =======

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   39,476   $    38,076
      Accounts payable. . . . . . . . . . . . . . . . . .      21,155        16,585
                                                              -------       --------

                                                               60,631        54,661
                                                              -------       --------

STOCKHOLDERS' EQUITY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401         2,401

     Capital in excess of par value . . . . . . . . . . .      45,900        40,800


     Deficit accumulated during the exploration stage . .    (108,778)      (97,774)

                                                              --------     ---------

           Total Stockholders' Deficiency . . . . . . . .     (60,477)      (54,573)
                                                              --------     ---------

                                                           $      154   $        88
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


<BTB>


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


<BTB>


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
                                                         =======        =========       ======






     he accompanying notes are an integral part of these unaudited financial statements.

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


<BTB>


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


<BTB>


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


<BTB>


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


<BTB>


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

    99.4 Secretary Treasurer's Certificate - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 15, 2003 signed by Irene Campany, Chief Financial Officer, Chief Accounting Officer Secretary Treasurer and Director.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)




                           By:     /s/  "Ted Reimchen"
                           ---     -------------------
                                      Ted Reimchen
                                 Chief Executive Officer
                                  President and Director


                     Date:          December 15,  2003




                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                      Irene Campany
                                Chief Accounting Officer
                                Chief Financial Officer,
                            Secretary Treasurer and Director


                     Date:          December 15,  2003