Form 10KSB/A
period 2003-01-31
RUBINCON VENTURES INC
filed 2004-01-12
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                AND CONTROL PERSONS, COMPLIANCE WITH
                SECTION 16 (a) OF THE EXCHANGE ACT                    22

ITEM 10.   EXECUTIVE COMPENSATION                                     25

ITEM 11,   SECURITY OWNERSHIP OF CERTAIN BENEFICAL
                OWNERS AND MANAGEMENT                                 26

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             28

PART IV
-------

ITEM 13. . EXHIBITS AND REPORTS                                       30


           SIGNATURES                                                 32


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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(A) (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
-----------------                                                                     ----


Report of Sellers and Andersen, L.L.C.. . .. . . . . . . . . . . . . . . . . . . . .    37


Balance Sheet as at January 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . .    38

Statement of Operations for the Year Ended January 31, 2003 and 2002
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2003. . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .    39

Statement of Changes in Stockholders' Equity for the Period from
    February 2, 1999 (date of inception) to January 31, 2003.  . . . . . . . . . . .    40

Statement of Cash Flows for the Year Ended January 31, 2003 and 2002
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2003. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .    41

Notes to the Financial Statements . . . . . . . . . . . . . . .  . . . . . . . . . .    42

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


        Date:  January 9, 2004


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                      Ted Reimchen
                                   President Director


         Date:  January 9, 2004


                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                      Irene Campany
                             Secretary Treasurer and Director


         Date:  January 9, 2004



                        By:     /s/ "Martine Rummelhoff"
                        ---     ------------------------
                                    Martine Rummelhoff
                                         Director


         Date:  January 9, 2004

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


Unproven Mining  Claim  Costs

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


Statement  of  Cash  Flows
--------------------------


For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalent. The Company does not have any highly liquid investments with three months or less maturity to be cash equivalents to consider at the present time.


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