Form 10KSB
period 2004-01-31
RUBINCON VENTURES INC
filed 2004-05-06
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          January  31,  2004
                                               ------------------

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

As at January 31, 2004, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of January 31, 2004, the Company has 2,400,820 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----




PART I
--------

ITEM 1.     DESCRIPTION OF BUSINESS                                           4
ITEM 2. . . DESCRIPTION OF PROPERTY                                          11

ITEM 3. . . LEGAL PROCEEDINGS                                                16

ITEM 4. . . SUBMISSION OF MATTERS TO VOTE OF SECURITIES.
.. . . . . . . .HOLDERS                                                       16

PART II
---------

ITEM 5. . . MARKET FOR COMMON EQUITY AND RELATED
 . . . . . . .  STOCKHOLDER MATTERS                                          17

ITEM 6. . . MANAGEMENT'S DISCUSSION AND ANALYSIS OR
.. . . . . . . . PLAN OF OPERATION                                            17

ITEM 7. . . FINANCIAL STATEMENTS                                             19

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING
 . . . . . . . .AND FINANCIAL DISCLOSURE                                     19

ITEM 8A.. . CONTROLS AND PROCEDURES                                          20

PART III
----------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS,
                PROMOTERS, AND CONTROL PERSONS,
                COMPLIANCE WITH SECTION 16 (a) OF THE
 . . . . . . .  EXCHANGE ACT                                                 20

ITEM 10.. . EXECUTIVE COMPENSATION                                           24

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL
.. . . . . . . . OWNERS AND MANAGEMENT                                        26

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
.. . . . . . . . TRANSACTIONS                                                 27

PART IV
---------

ITEM 13.. .  EXHIBITS AND REPORTS                                            28

ITEM 14.. .  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          30

             SIGNATURES. . . . . . . . . . . . .                             39

                                     PART 1
                                     ------


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

     For the past five years, the Company has been engaged in the exploration of mineral properties. Originally the Company acquired the mineral rights to a claim, called "Rubincon", located in the Zeballos mining area of British Columbia but due to the terrain of the claim management decided to allow the claim to lapse on February 28, 2002 and no longer has any interest in the property. The Company obtained the mineral rights to another claim named "Bridge" which is located in the Bralorne mining area of British Columbia, Canada.

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

     On February 7, 2000 the Company acquired, by way of staking, the "Bridge" mineral claim. The Bridge claim comprises 18 units and is located in the Bralorne mining area of British Columbia, Canada. The land itself is owned by the Province of British Columbia but the Company has the rights to the various minerals on the claim except for coal which has to be applied to under another licensing agreement. The Company does not intend to apply for any coal reserves,  if  any,  on  the  Bridge  claim.

     As more fully described under Item 2 - Description of Property, the Company undertook an exploration program commencing January 25, 2003 in order to maintain the claim in good standing until February 7, 2004. In February 2004, the Company paid cash-in-lieu of performing work to maintain the Bridge claim in good standing until December 27, 2004.

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

     During the year, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB, 3, SC 13-D, 8-Ks, Pre-14-C and other forms. On March 11, 2004, the Company filed an amended SB-2 and a preliminary proxy statement. It filed an amended 10-KSB for January 31, 2003. The Company also filed amended 10-QSB's for April 30, 2003 and July 31, 2003. The Company distributed to its shareholders an annual report for the fiscal year ended January 31, 2003, which included the audited financial statements, information circular and proxy (refer to page 16).

     The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by accessing the website using the following address: http://www.sec.gov. Presently the Company does not have its own Internet address. The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC.

PLANNED  BUSINESS

     This Form 10-KSB contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2004 of $132,131. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

3.   WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at January 31, 2004, have indicated a concern in their audit opinion as to whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

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

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on page 26 of this report and may in the future issue further stock options to officer, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

6.   THE  COMPANY  DOES  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS

     The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

7.   CONFLICT  OF  INTEREST

     Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. For example, Mr. Reimchen is Vice-President of Zarcan Minerals Ltd., a company listed on the CDNX in Toronto, Canada which is engaged in the development of a gold property in Iran and a diamond property in South America. Conflicts might arise if a mineral property becomes known to Mr. Reimchen for acquisition and he does not offer it to each of the companies at the same time. Even with full disclosure by Mr. Reimchen or any of the other directors and officers, the Company cannot insure that it will receive fair and equitable treatment in this or any other transaction.

8.   CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 315,000 shares. Even though this only represents 13 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

9.   MINING  EXPERIENCE  BY  MANAGEMENT

     Only Ted Reimchen, President of the Company, has had any mining experience (refer to page 21). None of the other directors and officers have had any mining experience. Therefore, the Company is totally reliable upon Mr. Reimchen overseeing the exploration activities on the Bridge claim. If Mr. Reimchen is unable to assist the Company in this area for one reason or another, the Company will have to hire consultants to undertake work on the Bridge claim which might be expensive.

10.  KEY-MAN  INSURANCE

The Company carries no key-man insurance. In the event the Mr. Reimchen either departed the Company or passed away, the Company would not have the available funds to attract an individual of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

11.  NUMBER  OF  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES

     All of the directors devote some time to the affairs of the Company but none of them are full time since they all have other occupations which requires the majority of their time. As a group, the directors and officers devote approximately 15 hours a month to the affairs of the Company. There are no employees in the Company at the present time and therefore no full time employees.

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

14.  NO  KNOWN  ORE  BODY

     The Bridge claim does not contain a known body of commercial ore and, therefore, any program conducted on this claim would be an exploratory search for ore. Due to the nature of the terrain of the Bridge claim it might take years to identify an ore body. There is no guarantee that an ore body will ever be found on the Bridge claim since the statistics of finding an ore body on any given claim is extremely remote.

15.  EXPENDITURES  MAY  NEVER  FIND  AN  ORE  BODY

     There is no certainty any expenditures made in the exploration of the Bridge claim will result in discoveries of commercial quantities of ore. Spending considerable sums of money will not guarantee an economic ore body will be found.

16.  FUNDS  FOR  EXPLORATION  MIGHT  NOT  BE  AVAILABLE

     Resource exploration is a speculative business. If the trend for investing is in a business section unrelated to mineral exploration, the Company might not be able to attract any capital for the exploration of the Bridge claim. Even if money is available for exploration activities, the Company will have to compete against Canadian companies who can take advantage of certain tax incentives for their shareholders which are not available to the Company since it is incorporated in the United States. Such tax incentives are known as flow-through shares and are applicable only to companies resident in Canada.

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

18.  MARKETING  FACTORS  BEYOND  THE  CONTROL  OF  THE  COMPANY

     The marketability of any minerals acquired or discovered may be affected by factors beyond the control of the Company. For example, fluctuations of the price of gold and silver, the nearness to the Bridge claim of milling facilities, governmental regulations, cost of labor and equipment, taxes and quotas on production and selling, etc. Any of these factors will have an impact on the Company's operations and its profitability.

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

21.  REFINING  THE  ORE  MIGHT PROVE TO BE DIFFICULT IN THE BRALORNE MINING AREA

     Even if there exists a commercially viable ore body, there may be substantial competition for the use of the mill in the Bralorne area. This is because the mill is owned by another company which is mining and milling its ore in the same area that the Company is exploring the Bridge claim. Eventually it might have full mill capacity and hence does not wish to accept tonnage from other companies. This will result in the Company having to transport its ore to mills located some distance from the Bralorne area. The cost of such transportation could be high and result in the refining of the ore to be uneconomical.

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

     In addition to exploring the Bridge claim, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing. To date, the Company does not have the funds to seek out other mineral properties and will be using any funds obtained under the Form SB-2 to work on the Bridge claim as more fully described below.

Contemplated  future  financing

     Under the Amended Form SB-2, filed with the SEC on March 11, 2004, the Company intends to issue a minimum of 300,000 common shares and a maximum of 1,000,000 common shares at a price of $0.15 per share to give the Company a minimum amount of $45,000 and a maximum amount of $150,000. The use of the minimum and maximum proceeds from this offering will be as follows:





                                       Minimum        Maximum
            Amount Raised              $45,000       $150,000
        ------------------            --------       --------
        Offering expenses.           $ 12,500        $ 12,500
        Phase I - page 14.             32,000          32,000
        Phase II - page 14                  -          64,000
        Working capital. .                500          41,500
                                     --------        --------
                                     $ 45,000        $150,000
                                     ========        ========

     The above use of proceeds from the SB-2 offering does not take into consideration Phase III of the recommended exploration program (page 13). The possibilities of finding a commercially viable ore body in performing Phases I and II are remote. Only in the event that the recommendation from a professional geologist is obtained, which is based upon the information to be gathered in completing Phases I and II, will the Company proceed to raise additional funds for the completion of Phase III. There is no assurance, however, such additional funds will be available on terms acceptable to the Company, or at all. If such additional funds are raised, shareholders at that time, including investors who purchase the shares offered under the Form SB-2, may experience substantial dilution.

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

Geology

     The following information is based on information provided to management and various reports of consultants. The information contained in this section should be considered, and is deemed by management, to be forward-looking statements, subject to review and verification by management after additional exploration and research. The definitions of geological words used in this section  is  defined  under  Appendix  A  on  page  40.

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





                             MINED          GOLD         SILVER
                            (TONS)        (OUNCES)      (OUNCES)
        Bralorne .         4,528,562     3,130,115       784,629
        Pioneer. .         2,104,053     1,483,065       271,857
        Minto Mine            73,318        19,503        56,189
        Coronation            10,140         7,833         1,115
        Congress .               857            92            47
        Wayside. .            35,553         5,933           930




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

Work  on  the  north  grid  system  was  as  follows:

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

Assessment  work  for  2004

     After the year-end, on February 3, 2004, the Company purchased PAC (Portable Assessment Credits) grants in the amount of $3,194 to be applied against the Bridge claim to maintain it in good standing. With snow conditions, no work could be done on the Bridge at the time the assessment work was due for filing. The PAC grants can be applied to the Bridge claim in lieu of work done on the property. The billable portion of this (30%) plus federal taxes was $1,025. Filing fees to the Ministry of Finance of $172 made a total of $1,197. The anniversary date of the Bridge was changed to December 27, 2004. The Bridge is in good standing until that date.

Other  considerations

     The Company has not received any revenue from operations during the last three fiscal years. There are no plans by the Company to acquire any plant or equipment in the immediate future nor does the Company plan to increase the number of employees during the next twelve months.

Investment  Policy

     The  Company  has  no limitations on the percentage of assets, which may be invested in any one investment, or type of investment. This policy may be changed without a vote of security holders. The Company's policy is to acquire assets primarily for income and not capital gains. Any funds received from the sale of shares under the Form SB-2, mentioned above, will be deposited into interest bearing certificates until such time as the funds are required.

                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


Annual  General  Meeting

     On September 5, 2003, the Second Annual General Meeting of Shareholders was held wherein the shareholders approved the following matters:

1. The election of Ted Reimchen, Irene Campany and Martinne Rummelhoff as directors to serve until the 2004 Annual General Meeting of Shareholders.

2. The approval of Sellers and Andersen LLC as auditors to examine the financial statements for the fiscal year ended January 31, 2004.

3. To receive the audit report of Sellers and Andersen LLC and the financial statements for the year ended January 31, 2003.

4.   To  address  any  other  business  brought  forth  at  the  Meeting.


     There are 2,400,820 common shares outstanding as at the record date of July 31, 2003 of which the following were represented at the Meeting:

               Represented  in  person:            390,820  shares
               Represented  by  proxy:           1,335,000  shares

     The number of shares so represented were 1,725,820 shares or 71.9 percent of the issued and outstanding shares in the capital stock of Rubincon Ventures Inc.

     There was no other business brought forth at the Meeting under Item 4 above.

Unfortunately the Company's information did not comply with SEC regulations. On May 28, 2004, the Company will seek approval for those proposals in which the shareholders approval is necessary. The two motions to be passed by the shareholders  on  May  28,  2004  will  be:

a. to elect three (3) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and qualified; and

b. ratify the selection of Madsen & Associates, CPA's Inc. as the Company's independent accountants.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends  on  its common stock.  The Company has no limit on its ability to pay dividends  on  its common stock but does not anticipate it will pay dividends in
the  foreseeable  future.   As  at  January  31,  2004  the  Company  had  32
shareholders; two of these shareholders are officers and directors of the Company.

     During the last four years the Company has not issued any additional shares.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2004 there were 2,400,820 shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

     As at January 31, 2004, the Company had $118 in assets, and $78,848 in liabilities, including cash or cash equivalents amounting to $118. The liabilities of $78,848 are amounts of $15,055 accrued for audit, legal and accounting, $7,681 for transfer agent fees, $2,974 for office expenses, $5,000 for consulting fees and $3,630 for filing fees and the amount of $47,496 due to directors. A debit balance of $2,988 is due from a legal firm, and is offset against accounts payable.

     The requirements for funds over the next twelve months are as follows, assuming no funds are raised under the Form SB-2:





        Accounting and auditing                  (i)            $5,650
        Bank charges . . . . . . . . . . . . . . (ii)              120
        Edgar filing fees. . . . . . . . . . .   (iii)             900
        Filing fees. . . . . . . . . . . . .     (iv)              300
        Franchise taxes - Delaware . . . . .      (v)              100
        Legal. . . . . . . . . . . . . . . . .   (vi)           10,000
        Miscellaneous expenses . . . . . . .     (vii)           3,000
        Office expenses. . . . . . . . .. . .    (viii)          1,000
        Property maintenance . . . . . . . .      (ix)           2,865
        Transfer agent's fees. . . .. . . .       (x)            2,200
                                                               -------
        Total estimated expenses before account
            payable as stated below. . . . . .                  26,135
        Accounts payable - January 31, 2004. . . . . .          31,352
                                                               --------
        Estimated expenses for the next twelve months.        $ 57,487
                                                              ========

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:

             January  31,  2004               Form  10KSB     $  2,650
             April  30,  2004                 Form  10QSB        1,000
             July  31,  2004                  Form  10QSB        1,000
             October  31,  2004               Form  10QSB        1,000
                                                               -------
                                                              $  5,650
                                                              ========

(ii) Assuming  bank  charges  of  $10  per  month.

(iii)  The  outside  cost  of  filing  on  Edgar  has been estimated as follows:

               Notice  of  Annual  General  Meeting     $  300
               Form  10-KSB  and  Forms  10-QSB            600
                                                          ----
                                                        $  900
                                                           ===

(iv) This payment is made annually to The Company Corporation in Delaware to act as the registered agent for the Company for the forthcoming year.

(v)  The  Franchise  Tax  is  based  on  historical  payments.

(vi)Legal costs associated with the filing of the Form SB-2 has been estimated at $10,000. In February 2004, the Company paid $5,000 to Bartel Eng & Schroder, attorneys at law, Sacramento, California. The estimated residual balance of $5,000 is for future services during the next twelve months.

(vii) Miscellaneous costs have been estimated to cover any expenses management is unaware of at this time.

(viii)Office  expenses  comprise  photocopying,  fax  and  delivery  charges.

(ix) The  cost  of  maintaining the Bridge claim in good standing until December
     27, 2004 is approximately $2,865. This assumes the Company is not able to raise any additional funds under the Form SB-2. It will still be required to maintain the claim in good standing after December 27, 2004.

(x) The annual charge to the transfer agent is $1,200 and the interest cost has been estimated at $1,000 for the forthcoming year. The cost of issuance of share certificates to new investors under the Form SB-2 has been considered under issuance and distribution costs of $12,500 for monies raised therefrom.

     The Company presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. In the event the Company is not successful at raising funds under the Form SB-2 it will have to seek other ways of obtaining funding. For example, the directors and officers might have to advance further funds to the Company or seek some form of institutional borrowing guaranteed by the directors and officers.

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

Results  of  Operations
-----------------------

     The Company has had no revenue to date. The Company is still in the exploration stage.

     The Company does not have any leased premises, and there are no plans to hire any employees during the next twelve months. There are no plans for the acquisition of any plant or equipment.


                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the signature page to this Form 10-KSB.


   ITEM 8.       CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


On  February  5,  2004,  the  Company  dismissed  Sellers & Andersen, LLC as the
independent  accountants.   This  action  was  approved  by the directors of the
Company. The Company appointed Madsen & Associates, CPA's Inc. as the independent accountants.

The reports of Sellers & Andersen LLC for the financial statements as at January 31, 2003 and through the subsequent interim periods ended February 5, 2004, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company's ability to continue as a going concern.

During the fiscal year ended January 31, 2003, and through the subsequent interim period ended February 5, 2004, to the best of the Company's knowledge, there have been no disagreements with Sellers & Andersen, LLC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference in connection with its report on the financial statements of the Company for such years.

During the fiscal year ended January 31, 2003, and through subsequent interim period ended February 5, 2004, Sellers & Andersen, LLC did not advise the Company on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

For the financial statements for the fiscal years ended January 31, 2003 and 2002, the Company has not consulted with Madsen & Associates CPA's Inc.

regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304
(a)(1)(iv)(B)  of  Regulation  S-B.


                        ITEM 8A. CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-KSB was being made.

(b)     Changes  in  Internal  Controls
        -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of January 31, 2004, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                                                       Term as
                                                                       Director
           Name                  Age         Position Held              Since
---------------------------   --------  ----------------------          -----
     Ted Reimchen. . .. . . . .  62      President and Director          2002

     Irene Campany               62      Secretary-Treasurer and
   . . . . . . . . .                        Director                     2001

     Martine Rummelhoff. . .. .  45      Director                        2001





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

     TED REIMCHEN is a professional geologist having graduated with a Bachelor of Science degree in geology and botany from the University of Alberta in Canada in 1966 and in 1968 obtained his Masters of Science degree in geology from the same university. He is a member of the following organizations:

          Professional Engineers and Geoscientists of British Columbia; Association of Professional Engineers, Geophysicists and
              Geologists of Alberta;
          American  Association  of  Exploration  Geochemists;
          American  Society  of  Wetland  Scientists;
          Canada  Center  of  Remote  Sensing;
          President's Council, 1908 Society, University of Alberta; and Remote Sensing Society of Canada, USA and ESA.

     Between 1968 and 1971, he worked for Geological Survey of Canada mapping some 5,000 miles in Dawson Creek, British Columbia and published a report entitled "A Geological Life History" in the Royal Ontario Museum of Archaeological Series in 1972. Over the next 30 years, Mr. Reimchen wrote a number of papers and reports which were published in various professional journals in Canada. Between 1972 and 1980, he worked for Syncrude Canada Ltd. on the tar sands project in Northern Alberta, Canada, doing detailed field mapping, trenching and drilling combined with determination of the geotechnical parameters used to predict the behavior of overburden. Subsequent to this assignment, Mr Reimchen was engaged as a consultant and located 100,000,000 ton gypsum deposit in the southern Canadian Rockies for Genestar Ltd. utilizing satellite digital data. Between 1980 and 1990, he worked as a consultant for such companies as Ratnapura Gold and Gem Ltd. in Sri Lanka performing economic evaluations and mining appraisal, Westcan Minerals Ltd. exploring and evaluating an alluvial gold, ilmenite and garnet property on the island of Bopol in the Philippines and Imperial Metals Ltd. exploring, recovery plant design and mine planning for gold and platinum in the KotZebue Sound, Alaska. Between 1990 and 1997, he was engaged as a consultant for such companies as Praetorian Minerals Limited exploring and evaluating ilmenite, rutile, monazite, leucoxene, garnet and gold in Hainan Island, China, United Liberty Resources evaluating alluvial diamonds and gold in the Dompin Area of southern Ghana and Ibcol Technical Services exploring and evaluating gold and diamonds in the Amazon Para Province of Mato Grosso in Brazil.

     For the past seven years, Mr. Reimchen has been Vice-President and Director of Zarcan Minerals Inc. ("Zarcan") where he has been actively involved in Zarcan's alluvial diamond prospects in Brazil by coordinating and overseeing all facets of its exploration program. In addition, he has been responsible for the exploration of Zarcan's gold property in Iran. These two projects have basically taken virtually all of Mr. Reimchen's time during the last five years. The diamond property in Brazil has been put on hold for the present time resulting in Mr. Reimchen spending some of his time on the gold property in Iran. If Mr. Reimchen is not available to oversee the actual exploration activities on Rubincon's gold property, which should not be the case, he will engage the services of a geologist to oversee the project. Pegasus Earth Sensing Corporation is a private company owned 100% by Mr. Reimchen and is used by him to invoice various consulting engagements he undertakes.

     Mr. Reimchen became a director of Rubincon on July 8, 2002 and was appointed President on the same day and re-elected as a director at the Annual

General Meeting of Stockholders held on August 20, 2002 and subsequently was appointed by the Board of Directors as President of Rubincon.

     IRENE CAMPANY graduated from Holy Roode Secondary School in Scotland in the early 1960's. In 1967 she departed Scotland and came to Canada where she practiced her specialty in geriatrics which resulted in Ms. Campany funding and operating a rest home in St. Catherines, Ontario, Canada for the older citizens. In this position, she was responsible for patient care, administration functions such as hiring personnel and professional staff, payroll, supplies and purchase of food. In 1980, she moved to British Columbia, Canada and started and owned IMS Insurance Medical Services Ltd. which became the largest paramedical supply company in that province employing 200 doctors and over 100 nurses. Her responsibilities were the hiring of personnel, both professional and administrative, payroll, organizing the distribution of products and the purchasing of required equipment and supplies. She sold her business in the early 1990s and in 1992 she joined her husband's family security firm named Laurenian Financial Services Ltd. where she was responsible for assisting individuals and companies with their investment portfolios. Ms. Campany worked with this firm until 2000 when she departed and joined Strategic Management Consultants Inc. which is a speakers' bureau serving Canada, United States and Australia and is also a consulting group specializing in business development, change management and customer services. She acts as a motivational speaker on financial risk management, life skills and motivation. Outside her work environment she also teaches lifestyles and nutrition skills to older people. She is still employed with Strategic Management Consultants Inc.

     She became a director of Rubincon on March 12, 2001 and was appointed Secretary Treasurer on the same day. At the First Annual General Meeting of Shareholders held on August 20, 2002, the shareholders elected her to serve as a director for a second term and the Board of Directors appointed her as Secretary Treasurer on the same day. On October 8, 2002, the Board of Directors appointed Ms. Campany as Chief Financial Officer.

     MARTINE RUMMELHOFF was born in Daveluyville, Quebec, Canada and graduated from high school in 1976. After high school she attended community college for two years taking a diploma course in restaurant management. In 1980, she completed her training in restaurant management which gave her the skills in administration, ordering of food and supplies and problem solving regarding personnel and customers. From 1981 to 1985 she managed the Simon Fraser Inn in Prince George and subsequently the Crest Hotel in Prince Rupert, both in British Columbia, Canada, where she was responsible for the day to day operations of all food services within the hotel including restaurants, bars and room service. In 1987 she became the manager of Norsk Mechanical Limited, a major mechanical company who installed and supplied plumbing fixtures for projects such as apartment buildings, senior centers and town house developments; for example, The Scotsdale in Penticton, British Columbia. While employed with Norsk she was responsible for all contracts, overseeing the accounting looking after all aspect of the office. In 1991, she met her present husband and together they incorporated Norseman Plumbing of Vancouver, British Columbia on December 23, 1996 where she was responsible for quotations on work, securing future contracts for work, hiring personnel, bookkeeping and other activities are periodically required by the company. Norseman Plumbing is a company which performs installations and services of plumbing equipment; both residential and commercial. Since its formation, Norseman Plumbing has opened branch offices in Kitmat, British Columbia, San Diego and San Francisco, California. For the past five years, Ms. Rummelhoff has been employed with Norseman Plumbing.

     Ms. Rummelhoff became a director of Rubincon on March 12, 2001 and was again appointed a director at the Annual General Meeting of Stockholders held on August 20, 2002.

Significant  employees

     None of the Directors or Executive Officers work full time for the Company, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the directors and officers will be approximately 15 hours per month, comprising mainly administrative, planning duties and preparation of corporate documents. This time will increase when the Company undertakes a work program on the Bridge claim since Ted Reimchen will be an integral part of overseeing the exploration activities thereon.

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

     The following table sets forth as at January 31, 2004, the name, position of each Reporting Person and the date of the report filed, being Form 3, as required pursuant to Section 16 (a) during the most recent fiscal year.


Name                    Position                   Report  Filed     Date  Filed
----                    --------                   -------------     -----------

Ted  Reimchen     Chief  Executive  Officer           Form 3         December
                   President  and  Director                          12,  2002

Irene Campany     Chief Financial Officer             Form 3         August 12,
                  Secretary  Treasurer  and                          2002
                       Director                       Form  5        January 2,
                                                                     2004

Martine Rummelhoff     Director                       Form 3         August 12,
                                                                     2002
                                                      Form  5        January 2,
                                                                     2004

The Audit Committee of Rubincon currently consists of Ted Reimchen, Chief Executive Officer and President and Martinne Rummelhoff, director. The general function of the audit committee is to review the overall audit plan and Rubincon's system of internal control, to review the results of the external audit, and to resolve any potential dispute with Rubincon's auditors. The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction is exercised by all directors and officers of Rubincon, collectively, is approximately 13.1 percent of the total issued and outstanding shares. The Audit Committee has not met since its formation.


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2004.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended January 31, 2004:

                      SUMMARY COMPENSATION TABLE ( 2002, 2003 AND 2004)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                     Annual  Compensation              Awards         Payouts
                     --------------------              ------         -------




        (a)             (b)       (c)       (e)      (f)       (g)     (h)        (i)
                                            Other  Restricted                   All other
                                           Annual    Stock    Options/  LTIP     compen-
Name and Principal                          Comp.    awards    SAR     payouts   sation
     position.       .  Year     Salary     ($)       ($)      (#)       ($)      ($)
-------------------   -------  --------- --------  --------  -------- --------  ---------
Ted Reimchen. . . . . . 2002      -0-       -0-       -0-      -0-      -0-       -0-
President, and. . . . . 2003      -0-       -0-       -0-      -0-      -0-       -0-
Director. . . . . . . . 2004      -0-       -0-       -0-      -0-      -0-       -0-

Irene Campany           2002      -0-       -0-       -0-      -0-      -0-       -0-
Secretary Treasurer . . 2003      -0-       -0-       -0-      -0-      -0-       -0-
and Director.           2004      -0-       -0-       -0-      -0-      -0-       -0-

Martine Rummelhoff.     2002      -0-       -0-       -0-      -0-      -0-       -0-
Director . . . . . .    2003      -0-       -0-       -0-      -0-      -0-       -0-
.. . . . . . . . . . .   2004      -0-       -0-       -0-      -0-      -0-       -0-




BONUSES  AND  DEFERRED  COMPENSATION

     Refer to Item 11 - "Security Ownership of Certain Beneficial Owners and Management " below.

PENSION  TABLE

None

OTHER  COMPENSATION

None  other  than  described  more  fully  in  this  Form  10-KSB.

     The Company has accrued $500 per month since its inception as management fees to give recognition to services provided by the directors and officers for which they are not paid. The directors and officers have agreed not to accept shares or cash in the future for the management fees accrued to date. Therefore, management fees have been expensed during the period they were recognized and credited as a contribution to Capital in Excess of Par Value. The total amount of management fees so credited since inception is $30,000.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at January 31, 2004, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





       Name and Address                                Amount
       of Beneficial                   Nature of    of Beneficial    Percent
       Owner                          Ownership(1)    Ownership     of Class
-----------------------------  ------------  --------------  ---------
       IRENE CAMPANY                  Direct           200,000          8.4 %
       3340 Henry Street              Indirect          40,000 (2)      1.6 %
       Port Moody, B.C. . . .
       Canada, V3H 2K5. . . .

       MARTINE RUMMELHOFF             Direct            75,000          3.1 %
       325 Kings Road West
       North Vancouver, B.C.
       Canada V7N 2M1. . . . .

       Directors and officers
           as a group . . . .                          315,000          13.1 %




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

     As at January 31, 2004, no options have been granted. The Stock Option Plan was approved by the Stockholders at the Annual General Meeting held on August 20, 2002 which allowed the Board of Directors to authorize, without further shareholder approval, the granting of such options from time to time up to an aggregate of 240,000 shares of Common Stock. The Board of Directors may thus in general determine the number of shares subject to such option, the option period, and the expiration date of such options, if any.

EQUITY  COMPENSATION  PLAN  INFORMATION





                                       Number of
                                   securities to be
                                      Issued upon                    Weighted average              Number of
                                      exercise of                  exercise price of              securities
                                      outstanding                     outstanding                  remaining
                                       options,                          options,                  available
                                       warrants                          warrants                  for future
Plan category                         and rights                        and rights                  issuance

                                          (a)                              (b)                         (c)
Equity
compensation plans approved by         240,000                      Not outstanding                  240,000
security holders. . . . . . . . .

Equity
compensation plans                      None                             None                         None
not approved by
security holders

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(A) (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document . . . . . . . . . . . . . . . . . . . . . . . . . . .    .  Page
-----------------                                                           ------

Report of Madsen & Associates, CPA's Inc. . . . . . . . . . . . . . . .        31

Balance Sheet as at January 31, 2004. . . . . . . . . . . . . . . . . .        32

Statement of Operations for the Year Ended January 31, 2004 and 2003
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . . .        33

Statement of Changes in Stockholders' Equity for the Period from
    February 2, 1999 (date of inception) to January 31, 2004. . . . . .        34

Statement of Cash Flows for the Year Ended January 31, 2004 and 2003
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . . .        35

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .        36

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

3.   Certificate  of  Incorporation,  Articles  of  Incorporation,  By-laws,
     Non-Qualified  Stock  Option  Plan  and  Audit  Committee  Charter

3.1  Certificate  of Incorporation (incorporated by reference from the Company's
     Registration  Statements  on  Form  10-SB  filed  on  February  10,  2000)

3.2  Articles  of  Incorporation  (incorporated  by reference from the Company's
     Registration  Statement  on  Form  10-SB  filed  on  February  10,  2000)

3.3  By-laws  (incorporated  by  reference  from  the  Company's  Registration
     Statement  on  Form  10-SB  filed  on  February  10,  2000)

3.4  Non-Qualified  Stock  Option  Plan  (incorporated  by  reference  from  the
     Company's  Form  10-QSBA  (Amended)  filed  on  April  22,  2003)

14.  Code  of  Ethics  (incorporated  by reference from the Company's Definitive
     Proxy  Statement  filed  on  April  19,  2004)

3.5  Audit  Committee Charter (incorporated by reference from the Company's Form
     10-QSBA  (Amended)  filed  on  April  22,  2003)

99.1 Certificate  Pursuant  to  Section 301(a) of the Sarbanes Oxley Act of 2002
     (Chief  Executive  Officer,President  and  Director)

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the
     Sarbanes  Oxley  Act  of  2002

99.3 Certificate  Pursuant  to  Section  301(a)  of  the  Sarbanes  Oxley Act of
     2002(Secretary  Treasurer  and  Director)

99.4 Certification  of  Secretary  Treasurer  Pursuant  to  Section  906  of the
     Sarbanes  Oxley  Act  of  2002

(b)  Reports on Form 8-K

     - Filed on September 8, 2003 regarding the Second Annual
        Meeting of  shareholders

     - Filed on January 5, 2004 an amended Form 8-K regarding the Second Annual Meeting of shareholders

     - Filed on February 13, 2004 and dated February 5, 2004 regarding the change of Rubincon's certifying accountants from Sellers and Andersen LLC to Madsen & Associates CPA's
        Inc.

                ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES


(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last two fiscal years ended January 31, 2004 for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSBs and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $6,800.

(2)     Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees

The aggregate fees billed in each of the last two fiscal years ended January 31, 2004 for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

(4)     All  Other  Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)     Audit  Committee's  Pre-approval  Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company to make any pre-approval policies meaningful. Once the Company has elected more directors and appointed directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)     Audit  hours  incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by the Company's internal accountant.

MADSEN  &  ASSOCIATES,  CPA's INC.                  684 East Vine  Street,  #3
---------------------------------
Certified  Public  Accountants  and  Business         Murray,  Utah,  84107
Consultants  Board
                                                     Telephone  801-268-2632
                                                         Fax     801-262-3978

Board  of  Directors
Rubincon  Ventures  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (pre-exploration stage company) at January 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2004 and 2003 and the period February 2, 1999 (date of inception) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubincon Ventures Inc. at January 31, 2004, and the results of operations, and cash flows for the years ended January 31, 2004 and 2003 and the period February 2, 1999 (date of inception) to January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Murray,  Utah                       /s/  "Madsen  &  Associates,  CPA's  Inc."
April 28, 2004

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                                 BALANCE  SHEET

                                January 31, 2004






ASSETS
CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . .  $       118
                                                           ------------

                                                           $       118
                                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable. . . . . . . . . . . . . . . . . .  $    31,352
      Accounts payable - related parties. . . . . . . . .       47,496
                                                               --------

             Total Current Liabilities. . . . . . . . . .       78,848
                                                               --------

STOCKHOLDERS' DEFICIENCY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding        2,401

     Capital in excess of par value . . . . . . . . . . .       51,000

     Deficit accumulated during the pre-exploration stage     (132,131)
                                                           ------------

           Total Stockholders' Deficiency . . . . . . . .      (78,730)
                                                              ---------

                                                           $       118
                                                                =======






   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

          For the Years Ended January 31, 2004 and 2003 and the Period
            February 2, 1999 (date of inception) to January 31, 2004







                              JAN 31,      JAN 31,       FEB 2, 1999 TO
                               2004         2003          JAN 31, 2004
                            -----------  -----------   ----------------
REVENUES . . . . . . . . .  $        -   $        -   $             -

EXPENSES . . . . . . . . .      34,357       31,276           132,131
                               -------      -------          ---------

NET LOSS . . . . . . . . .  $  (34,357)  $  (31,276)  $      (132,131)
                               ========     ========         =========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $   ( 0.01)  $    (0.01)
                               ========     ========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,400,820    2,400,820
                            ===========  ===========

   The accompanying notes are an integral part of these financial statements.





                             RUBINCON VENTURES INC.
                        (Pre-Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2004







                                                                             CAPITAL IN
                                                  COMMON    STOCK             EXCESS OF    ACCUMULATED
                                                  SHARES      AMOUNT          PAR VALUE      DEFICIT
                                                ----------    -------        ------------  -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .         -  $          -        $        -    $        -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . . . 2,400,820         2,401                 -             -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .         -             -            10,200             -

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .         -              -                -       (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .         -              -           10,200             -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .         -               -               -       (19,203)

Contributions to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .         -               -          10,200             -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .         -                 -             -       (24,135)

Contributions to capital by related parties -
    expenses - 2002 - 2003 . . . . . . . . . .         -               -          10,200             -

Net operating loss for the year ended
    January 31, 2003 . . . . . . . . . . . . .         -               -               -       (31,276)

Contributions to capital by related parties -
    expenses - 2003 - 2004 . . . . . . . . . .         -               -          10,200             -

Net operating loss for the year ended
    January 31, 2004 . . . . . . . . . . . . .         -               -               -       (34,357)
                                                --------     -----------       ---------     ----------

BALANCE, JANUARY 31, 2004. . . . . . . . . . . 2,400,820   $        2,401    $    51,000    $ (132,131)
                                              ==========        =========        =======      ========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                        (Pre-Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

           For the Year Ended January 31, 2004 and 2003 and the Period
            February 2, 1999 (date of inception) to January 31, 2004







                                                           JAN 31,      JAN 31,     FEB 2, 1999 TO
                                                            2004          2003       JAN 31, 2004
                                                        -------------  ----------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . . . .  $    (34,357)  $ (31,276)  $      (132,131)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . . . . . .        24,187      21,148            78,512
          Contributions to capital - expenses. . . . .        10,200      10,200            51,000
                                                        -------------  ----------  ----------------

          Net Changes in Cash Flows from Operations .             30          72            (2,283)
                                                        -------------  ----------  ----------------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .             -           -                 -
                                                        -------------  ----------  ----------------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .             -           -             2,401
                                                        -------------  ----------  ----------------

     Net Change in Cash. . . . . . . . . . . . . . . .            30          72               118

     Cash at Beginning of Period . . . . . . . . . . .            88          16                 -
                                                        -------------  ----------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .  $        118   $      88       $       118
                                                            ========      ======          ========


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
     1999 - 2004                                        $     10,200   $   10,200   $51,000
                                                          ==========      =======   =======





   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                        (Pre-Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               January 31, 2004


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common stock of 25,000,000 shares at $0.001 par value.

The Company was organized for the purpose of exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and therefore is considered to be in the pre-exploration stage (see note 3).

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

     Income  Taxes
     ------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

     On January 31, 2004, the Company had a net operating loss available for carry forward of $132,131. The tax benefit of approximately $40,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

     The  loss  carry  forward  will  expire  starting  in  2020  through  2024.

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claim acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                               January 31, 2004


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

     Unproven Mining  Claim  Costs
     -----------------------------

     Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

     Financial  and  Concentrations  Risk
     ------------------------------------

     The Company does not have any concentration or related financial credit risk.

     Revenue  Recognition
     --------------------

     Revenue will be recognized on the sale and delivery of product or the completion of services provided when and if revenue is received. There can be no assurance that any revenue will be received.

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

                             RUBINCON VENTURES INC.
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS




3.   UNPROVEN  MINERAL  CLAIMS

     On February 7, 2000, the Company acquired a mineral claim known as the Bridge Claim located in the Bralorne district of British Columbia with an expiration date of December 27, 2004. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the property have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors, and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $47,496 to the Company, and have made contributions to capital of $51,000 by the payment of Company expenses.

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

6.   GOING  CONCERN

     The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and contributions to capital of the Company by payment of expenses by its officers', which will enable the Company to operate for the coming year.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RUBINCON VENTURES INC.
                                ----------------------



                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                  Ted Reimchen
                             Chief Executive Officer
                             President and Director

                           Date:  May 5, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                  Ted Reimchen
                             Chief Executive Officer
                             President and Director

                           Date:  May 5, 2004

                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                  Irene Campany
                        Secretary Treasurer and Director

                           Date:  May 5, 2004


                        By:     /s/ "Martine Rummelhoff"
                        ---     ------------------------
                               Martine Rummelhoff
                                    Director

                        Date:  May 5, 2004

Appendix  A

                   Glossary of Geological and Technical Terms
                   ------------------------------------------

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