Form 10QSB
period 2004-04-30
RUBINCON VENTURES INC
filed 2004-06-03
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                      For  the  quarterly  period  ended     April  30,  2004
                                                             ----------------

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
(State  or  other  jurisdiction  of                     (I.R.S.  Employer
incorporation  or  organization)                       Identification  No.)
       4761  Cove  Cliff  Road,  North Vancouver,  B.C.,  Canada,  V7G  1H8
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

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

2,400,820  Common  shares  with  a par value of $0.001 per share as at April 30,
--------------------------------------------------------------------------------
                                  2004
                                  ----


Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                                      INDEX






                                                                               PAGE
                                                                              NUMBER
                                                                            ---------
PART 1. .      .FINANCIAL INFORMATION

      ITEM1. .  FINANCIAL STATEMENTS                                            3

                Balance Sheet as at April 30, 2004. . . . .                     4

                Statements of Operations
                   For the three months ended April 30, 2004 and 2003
                   and for the period from February 2, 1999 (Date of
                   Inception) to April 30, 2004 . . . . . . . . . . .           5

                Statements of Cash Flows
                   For the three months ended April 30, 2004 and 2003
                   and for the period from February 2, 1999 (Date of
                   Inception) to April 30, 2004 . . . . . . .                   6

                Notes to the Financial Statements . . .                         7

      ITEM 2. . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     10

      ITEM 3. . CONTROLS AND PROCEDURES                                        20

PART 11.. . . . OTHER INFORMATION                                              20

      ITEM 1. . LEGAL PROCEEDINGS                                              20

      ITEM 2. . CHANGES IN SECURITIES                                          21

      ITEM 3. . DEFAULTS UPON SENIOR SECURITIES                                21

      ITEM 4. . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            21

      ITEM 5.   OTHER INFORMATION                                              22

      ITEM 6. . EXHIBITS AND REPORTS ON FORM 8-K                               22

                SIGNATURES. . . . . . . . . . . .                           23-26

                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of Rubincon Ventures Inc. (a pre-exploration stage company) at April 30, 2004 and the statements of operations for the three months ended April 30, 2004 and 2003, and for the period from February 2, 1999 (date of inception) to April 30, 2004 and the statements of cash flows for the three months ended April 30, 2004 and 2003, and for the period from February 2, 1999 to April 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2004, are not necessarily indicative of the results that can be expected for the year ending January 31, 2005.

                             RUBINCON VENTURES INC.
                        (Pre- Exploration Stage Company)

                                 BALANCE  SHEET

                                 April 30, 2004

                                   (Unaudited)





                                                            APRIL 30
                                                              2004
                                                           -----------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $      101
                                                           -----------

                                                           $      101
                                                           ===========

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $   55,677
      Accounts payable. . . . . . . . . . . . . . . . . .      34,431
                                                           -----------

                                                               90,108
                                                           -----------

STOCKHOLDERS' DEFICIENCY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding       2,401

     Capital in excess of par value . . . . . . . . . . .      53,550

     Deficit accumulated during the exploration stage . .    (145,958)
                                                           -----------

           Total Stockholders' Deficiency . . . . . . . .     (90,007)
                                                           -----------

                                                           $      101
                                                           ===========


     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

    For the three months ended April 30, 2004 and 2003 and for the period from
             February 2, 1999 (Date of Inception) to April 30, 2004
                                   (Unaudited)



                                           FOR THE           FOR THE         INCEPTION
                                         THREE MONTHS      THREE MONTHS         TO
                                            ENDED             ENDED          APRIL 30,
                                        APRIL 30, 2004    APRIL 30, 2003       2004
                                        --------------   ---------------    -----------
SALES. . . . . . . . . . . . . . . .  $               -   $           -   $            -
                                          -------------         -------         ---------

EXPENSES
    Accounting and audit . . . . . .              1,100           1,955           27,455
    Annual fees. . . . . . . . . . .                  -              25            1,017
    Annual General Meeting . . . . .                  -               -            1,077
    Bank charges . . . . . . . . . .                 17              34              662
    Consulting . . . . . . . . . . .                200               -            5,200
    Directors expense. . . . . . . .                  -               -              213
    Edgar filing fees. . . . . . . .                650             100            7,379
    Entertainment. . . . . . . . . .                  -               -              510
    Franchise tax. . . . . . . . . .                 60             100              582
    Geological report. . . . . . . .                  -               -            1,280
    Incorporation costs  written off                  -               -              519
    Legal. . . . . . . . . . . . . .              6,906               -           18,656
    Management fees. . . . . . . . .              1,500           1,500           31,500
    Office . . . . . . . . . . . . .                108             488            4,279
    Rent . . . . . . . . . . . . . .                900             900           18,900
    Staking costs. . . . . . . . . .                921               -           11,608
    Telephone. . . . . . . . . . . .                150             150            3,255
    Transfer agent fees. . . . . . .              1,315           1,432           11,866
                                      ------------------  --------------  ---------------

NET LOSS . . . . . . . . . . . . . .  $         (13,827)  $      (6,684)  $     (145,958)
                                             ===========       =========       ==========

NET LOSS PER COMMON SHARE

     Basic . . . . . . . . . . . . .  $               -   $           -
                                             ==========        ========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . . . . . . .          2,400,820       2,400,820
                                         ==============    ============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

    For the three months ended April 30, 2004 and 2003 and for the period from February 2, 1999 (Date of Inception) to April 30, 2004

                                   (Unaudited)



                                                    FOR THE THREE    FOR THE THREE    INCEPTION
                                                    MONTHS ENDED     MONTHS ENDED        TO
                                                      APRIL 30,        APRIL 30,      APRIL 30,
                                                        2004             2003           2004
                                                   ---------------  ---------------  -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $      (13,827)  $       (6,684)  $ (145,958)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .           8,181              175       55,677
          Increase in accounts payable. . . . . .           3,079            3,925       34,431
          Capital contributions - expenses. . . .           2,550            2,550       53,550
                                                     ------------       ----------      --------

               Net Cash (Deficit) from Operations             (17)             (34)      (2,300)
                                                       -----------      -----------     --------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .               -                -            -
                                                        ---------     ------------      -------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .               -                -        2,401
                                                       ----------      -----------     --------

                                                                -                -        2,401
                                                       ----------       ----------     --------

     Net Increase (Decrease) in Cash. . . . . . .             (17)             (34)         101

     Cash at Beginning of Period. . . . . . . . .             118               88            -
                                                      -----------      -----------    ---------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $          101   $           54   $      101
                                                       ==========       ==========     ========



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2004

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

     Since its inception the Company has completed Regulation D offerings of 2,400,820 shares of its common stock for $2,401.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting  Methods
     -------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend  Policy
     ----------------

     The  Company  has  not yet adopted a policy regarding payment of dividends.

     Income  Taxes
     -------------

     The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that tax benefits will not be realized.

     On April 30, 2004, the Company had a net operating loss carry forward of $145,958. The tax benefit of $43,787 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

     The  loss  carry  forward  will  expire  starting  in  2020  through  2024.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2004

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

                                 April 30, 2004

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors and their controlled entities have acquired 13% of the outstanding common stock of the Company and have made no interest, demand loans of $55,677 to the Company, and have made contributions to capital of $53,550 by the payment of Company expenses.

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


6.   GOING  CONCERN

     The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing and contributions to capital of the Company by payment of expenses by its officers, which will enable the Company to operate for the coming year.

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

Rubincon is in the mineral exploration industry having the ownership to the mineral rights on a single lode mineral claim of approximately 1,235 acres located in the Bralorne mining area of British Columbia, Canada. Rubincon has undertaken exploration activities on its mineral claim, known as the "Bridge". Rubincon is an "pre-exploration stage company" without any assurance that a commercially viable mineral deposit, a reserve, exists on the Bridge claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility.

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several small exploration programs on the claim which will maintain it in good standing until December 27, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has only $101 in cash as an assets on its balance sheet, and has total liabilities of approximately $90,108. From inception through April 30, 2004, Rubincon generated no revenues, and incurred $145,958 in losses, which consist principally of rent ($18,900), accounting and audit fees ($27,455), legal fees ($18,656) and management fees ($31,500). Rubincon anticipates minimum operating expenses of about $48,700 (refer to page 18).

Rubincon has filed an Amended Form SB-2's with the United States Securities and Exchange Commission ("SEC"), and is in the process of answering questions from the SEC thereon.

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

2. RUBINCON HAS NO OPERATING HISTORY, SIGNIFICANT ASSETS OR FINANCIAL RESOURCES TO ALLOW A SHAREHOLDER TO FORM A MEANINGFUL OPINION ON MANAGERIAL SKILLS AND THE PROBABILITY OF RUBINCON'S SUCCESS

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

Rubincon's auditors, in the audited financial statements included in this Prospectus, have stated in their audit opinion dated April 28, 2004 the following:

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $145,958 as at April 30, 2004. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares, if and when they are trading, and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

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

While Rubincon has obtained the usual industry standard title reports with respect to the Bridge claim, this should not be construed as a guarantee of title. The Bridge claim may be subject to prior unregistered agreements or transactions or native land claims and title may be affected by undetected defects. Certain of the units within the Bridge claim may be under dispute and the ultimate resolution of a dispute may result in the loss of all of the Bridge claim or a reduction in Rubincon's interest therein. This may not be the case unless and until a significant value is established for any minerals on the Bridge claim. With no guarantee of title, Rubincon cannot assure that the minerals on the Bridge claim will eventually accrue to the benefit of Rubincon and its shareholders.

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

     - mining operations generally involve a high degree of risk especially since the Bridge claim is located in a mountainous area resulting in hazards from unusual or unexpected formations which could lead to injuries to the workers of the mining operations. Even though the government requires that at all times during operations an employee who has a first aid medical certificate be on hand he may not possess the ability to care for seriously injured workers. Even with the town of Gold Bridge several miles away, immediate medical help might not be available as required;

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

Assessment  work  for  2003
---------------------------

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

Assessment  work  for  2004
---------------------------

On February 3, 2004, the Company purchased PAC (Portable Assessment Credits) grants in the amount of $3,194 Cdn to be applied against the Bridge claim to maintain it in good standing. With snow conditions, no work could be done on the Bridge at the time the assessment work was due for filing. The PAC grants can be applied to the Bridge claim in lieu of work done on the property. The billable portion of this (30%) plus federal taxes was $1,025 Cdn. Filing fees to the Minister of Finance of $172 Cdn made a total of $1,197 Cdn. The anniversary date of the Bridge was changed to December 27, 2004. The Bridge is in good standing until that date.

At the present time Rubincon has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to Rubincon for such activities. Any commitment for funds is presently being provided by its officers and directors.

Filing  of  Form  SB-2
----------------------

Rubincon has submitted an Amended Form SB-2 registration statements to the SEC in hopes of being able to raise money from the public to continue its exploration activities on the Bridge claim. Under the Amended Form SB-2, the Company is anticipating raising a minimum of $45,000 with the issuance of 300,000 common shares and a maximum of $150,000 with the issuance of 1,000,000. All shares will be offered at $0.15 per share and no warrants will be attached thereto. Rubincon expects to use the proceeds on the further exploration of the Bridge claim.

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


                      EQUITY COMPENSATION PLAN INFORMATION




                            Number or            Weighted
                            Securities           Average
                           To be Issued          Exercise         Number of
                               Upon              Price of        Securities
                     Exercise of Outstanding   Outstanding        Remaining
                             Options,            Options,         Available
                           Warrants and          Warrants        For Future
Plan Category                 Rights            and Rights        Issuance
                                (a)                 (b)              (c)

Equity compensation
plans approved
by security                   240,000         None outstanding      240,000
holders . . . . . .

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

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $101, being cash on hand, on its balance sheet as at April 30, 2004. Rubincon was indebted to creditors in the amount of $34,431 and to related parties in the amount of $55,677. The amounts owed to third parties as at April 30, 2004 are $2,355 to Rubincon's auditors and $15,699 to Rubincon's accountant, $3,464 for office services, $8,996 for amounts owed to the transfer agent and $1,906 for legal expenses. There is a balance owing to Rubincon from its previous lawyers of $2,988, which is being offset against the accounts payable. Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





          Estimated Expenses                                   Amount
          ----------------------------------------            -------
          Auditing . . . . . . . . . . . . . . . .  i        $ 3,600
          Accounting . . . . . . . . . . . . . . .  i          2,750
          Bank charges . . . . . . . . . . . . . .                90
          Edgar filing fees. . . . . . . . . . . .  ii         1,300
          Filing fees. . . . . . . . . . . . . . .  iii          235
          Office . . . . . . . . . . . . . . . . .  iv           300
          Property maintenance . . . . . . . . . .  v          2,400
          Transfer agent's fees. . . . . . . . . .  vi         2,600
          Travel and entertainment . . . . . . . .  vii        1,000
                                                             -------
                                                              14,275
          Amounts owed to third parties. . . . . .            34,431
                                                             -------
             Estimated requirements for 12 months        $    48,706
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

Telephone expense has been accrued at $50 per month for a total of $150 for the period ended April 30, 2004. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:



          Forms  to be filed       Auditors     Accountant     Total
         ---------------------    ---------    -----------    ------
        Form 10-QSB - July. .          500           600       1,100
        Form 10-QSB - October          500           600       1,100
        Form 10-KSB - January        2,100           950       3,050
        Form 10-QSB - April .          500           600       1,100
                                 ---------   -----------      ------
                                 $   3,600   $     2,750   $   6,350
                                 =========     =========      ======


(ii) Rubincon has estimated a charge of approximately $1,300 for filing on Edgar the various Form 10-QSBs and the Form 10-KSB

(iii) The Franchise Tax, estimated to be $60 including filing fee is paid annually to the State of Delaware. In addition, the Company is required to pay $175 to The Company Corporation located in Delaware to act as its registered agent. Normally this charge is at the beginning of the year.

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

(vii)  Projected  expenses  for  out of town meetings include airfare and meals.

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

(b)  Changes  in  Internal  Controls.
     --------------------------------

There were no significant changes in Rubincon's internal controls or in other factors that could significantly affect Rubincon's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.


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

ITEM  2.     CHANGES  IN  SECURITIES.

There have been no changes in securities since Rubincon's fiscal year ended January 31, 2004.

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

     Subsequent  to the Meeting, the Directors appointed the following officers:

          Ted  Reimchen:           President  and  Chief  Executive  Officer
          Irene  Campany:          Chief  Financial  Officer,  Chief  Accounting
                                   Officer  and Secretary  Treasurer.

In filing the documents with the SEC for submission of matters to a vote of stockholders, the Company incorrectly filed a preliminary information statement
rather  than  a  preliminary  proxy  statement.   The  Company  was  seeking
shareholders approval for the various items mentioned above since management only controls 13.1% of the issued shares of the Company and therefore should have filed a preliminary proxy statement. The actual material sent to the shareholders was similar to a preliminary proxy statement. The Company is presently waiting for its attorneys to determine in conjunction with the SEC how to rectify this mistake.

ITEM  5.     OTHER  INFORMATION

     Not  applicable.

ITEM  6.     EXHIBIT  AND  REPORTS  ON  FORM  8-K

1. The Company filed a Form 8-K current report with the SEC on September 8, 2003 (Item 4) regarding its Second Annual General Meeting of Shareholders and related matters.

99.1 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 dated and signed by Ted Reimchen, Chief Executive Officer, President and Director.

99.2     Certificate  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 dated and signed by Ted Reimchen, Chief Executive Officer, President and Director.

99.3 Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 dated and signed by Irene Campany, Chief Accounting Officer, Chief Financial Officer, Secretary-Treasurer and Director.

99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated and signed by Irene Campany, Chief Accounting Officer, Chief Financial Officer, Secretary-Treasurer and Director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          RUBINCON VENTURES INC.
                                           ---------------------
                                               (Registrant)




                                       By:
                                       ---------------------------------
                                              Ted Reimchen
                                         Chief Executive Officer
                                         President and Director

 Date:  June 3, 2004



                                       By:
                                       ----------------------------------
                                               Irene Campany
                                          Chief Accounting Officer
                                          Chief Financial Officer,
                                        Secretary Treasurer and Director

 Date:  June 3, 2004