Form 10QSB
period 2004-07-31
RUBINCON VENTURES INC
filed 2004-08-25
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                          For  the  quarterly  period  ended     July  31,  2004
                                                                 ---------------

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
(State or other jurisdiction of                             (I.R.S. Employee
incorporation  or  organization)                           Identification No.)

      Suite 2300 - 1066 West Hastings Street, Vancouver, B.C., Canada V6E 3X2
      -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (604)  601-8360
                            --------------------------
                           (Issuer's telephone number)

           4761  Cove  Cliff  Road,  North  Vancouver, B.C., Canada, V7G 1H8
           -----------------------------------------------------------------
         (Former name, address, and fiscal year, if changed since last report)

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

2,400,820 Common shares with a par value of $0.001 per share as at July 31, 2004
--------------------------------------------------------------------------------


Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                                      INDEX






                                                                                  PAGE
                                                                                  NUMBER
                                                                                  -------
PART 1. . . ..  FINANCIAL INFORMATION

       ITEM 1.. FINANCIAL STATEMENTS                                                  3

                Balance Sheet as at July 31, 2004                                     4

                Statements of Operations
                   For the three and six months ended July 31, 2004 and 2003
                   and for the period from February 2, 1999 (Date of
                   Inception) to July 31, 2004                                        5

                Statements of Cash Flows
                   For the six months ended July 31, 2004 and 2003
                   and for the period from February 2, 1999 (Date of
                   Inception) to July 31, 2004                                        6

                Notes to the Financial Statements.                                    7

       ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS           10

       ITEM 3   CONTROLS AND PROCEDURES                                              19

PART 11. . . .  OTHER INFORMATION                                                    20

       ITEM 1.. LEGAL PROCEEDINGS                                                    20

       ITEM 2.. CHANGES IN SECURITIES                                                20

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      20

       ITEM 4.. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  20

       ITEM 5.. OTHER INFORMATION                                                    21

       ITEM 6.. EXHIBITS AND REPORTS ON FORM 8-K                                     21

                SIGNATURES.                                                          22

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (a pre-exploration stage company) at July 31, 2004 and the statements of operations for the three and six months ended July 31, 2004 and 2003, and for the period from February 2, 1999 (date of inception) to July 31, 2004 and the statements of cash flows for the six months ended July 31, 2004 and 2003, and for the period from February 2, 1999 to July 31, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended July 31, 2004, are not necessarily indicative of the results that can be expected for the year ending January 31, 2005.

                             RUBINCON VENTURES INC.
                        (Pre- Exploration Stage Company)

                                 BALANCE  SHEET

                                  July 31, 2004

                                   (Unaudited)





                                                              JULY 31
                                                               2004
                                                             ---------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .    $      233
                                                                --------

LIABILITIES

      Accounts payable - related parties. . . . . . . . .    $   55,677
      Accounts payable. . . . . . . . . . . . . . . . . .        37,382
                                                                --------

                                                                 93,059
                                                                --------

STOCKHOLDERS' DEFICIENCY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding         2,401

     Capital in excess of par value . . . . . . . . . . .        56,100

     Deficit accumulated during the exploration stage . .      (151,327)
                                                               ---------

           Total Stockholders' Deficiency . . . . . . . .       (92,826)
                                                               ---------

                                                             $      233
                                                               =========


     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

   For the three and six months ended July 31, 2004 and 2003 and for the period from February 2, 1999 (Date of Inception) to July 31, 2004
                                   (Unaudited)





                               FOR THE         FOR THE         FOR THE         FOR THE
                                THREE           THREE            SIX             SIX
                                MONTHS          MONTHS          MONTHS          MONTHS         INCEPTION
                                ENDED           ENDED           ENDED           ENDED             TO
                               JULY 31,        JULY 31,        JULY 31,        JULY 31,        JULY 31,
                                 2004            2003            2004            2003            2004
                             -----------     ----------      -----------     -----------      -------------
SALES. . . . . . . . . . .    $         -     $         -     $         -     $         -      $         -
                                ----------       ---------      ----------       ---------       ----------

EXPENSES
    Accounting and audit .          1,165           1,000           2,265           2,955           28,620
    Annual fees. . . . . .              -              92               -             117            1,017
    Annual General Meeting              -               -               -               -            1,077
    Bank charges . . . . .             56              43              73              76              718
    Consulting . . . . . .              -               -             200               -            5,200
    Directors expense. . .              -               -               -               -              213
    Edgar filing fees. . .            400             200           1,050             300            7,779
    Entertainment. . . . .              -               -               -               -              510
    Franchise tax. . . . .              -               8              60             108              582
    Geological report. . .              -               -               -               -            1,280
    Incorporation costs
          written off. . .              -               -               -               -              519
    Legal. . . . . . . . .              -               -           6,906               -           18,656
    Management fees. . . .          1,500           1,500           3,000           3,000           33,000
    Office . . . . . . . .            841             131             949             618            5,120
    Rent . . . . . . . . .            900             900           1,800           1,800           19,800
    Staking costs. . . . .              -               -             921               -           11,608
    Telephone. . . . . . .            150             150             300             300            3,405
    Transfer agent fees. .            357             297           1,672           1,730           12,223
                                ----------      ----------     ----------      ----------       -----------

NET LOSS . . . . . . . . .    $    (5,369)    $    (4,321)     $  (19,196)    $   (11,004)     $  (151,327)
                                ==========      ==========      ==========      ==========       ==========

NET LOSS PER
COMMON SHARE

     Basic . . . . . . .   .  $         -     $         -      $        -     $         -
                                ==========      ==========      ==========      ==========

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

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2004 and 2003 and for the period from February
                  2, 1999 (Date of Inception) to July 31, 2004

                                   (Unaudited)





                                                    FOR THE SIX     FOR THE SIX     INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED       TO
                                                      JULY 31,        JULY 31,      JULY 31,
                                                        2004            2003          2004
                                                   -------------    ------------    ----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .    $   (19,196)    $   (11,004)  $ (151,327)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          8,181           1,400       55,677
          Increase in accounts payable. . . . . .          6,030           4,570       37,382
          Capital contributions - expenses. . . .          5,100           5,100       56,100
                                                       ---------        ---------     --------

               Net Cash (Deficit) from Operations            115              66       (2,168)
                                                       ----------       ---------     --------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -            -
                                                       ----------      ----------     --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .              -               -        2,401
                                                       -----------     ----------     --------

                                                               -               -        2,401
                                                       ----------      ---------     ---------

     Net Increase (Decrease) in Cash. . . . . . .            115              66          233

     Cash at Beginning of Period. . . . . . . . .            118              88            -
                                                       ----------     ----------      --------

     CASH AT END OF PERIOD. . . . . . . . . . . .    $       233      $      154   $      233
                                                       ==========      =========      ========






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2004

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

On July 31, 2004, the Company had a net operating loss carry forward of $151,327. The tax benefit of approximately $45,000 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

The  loss  carry forward will expire starting in 2020 through 2024.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2004

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

                                  July 31, 2004

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors and their controlled entities have acquired 13% of the outstanding common stock of the Company and have made no interest, demand loans of $55,677 to the Company, and have made contributions to capital of $56,100 by the payment of Company expenses.

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

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


GENERAL
-------

Rubincon was incorporated under the laws of the State of Delaware on February 2, 1999. Its executive office is located at Suite 2300 - 1066 West Hastings Street, Vancouver, B.C., Canada, V6E 3X2 (Tel: 604-601-8360, Fax: 604-408-8893).
At the present time, Rubincon does not have any subsidiaries, affiliated companies or joint venture partners.

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

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several small exploration programs on the claim which will maintain it in good standing until December 27, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has only $233 in cash as an assets on its balance sheet, and has total liabilities of $93,059. From inception through July 31, 2004, Rubincon generated no revenues, and incurred accumulated losses of $151,327, which consist principally of rent ($19,800), accounting and audit fees ($28,620), legal fees ($18,656) and management fees ($33,000). Rubincon anticipates minimum operating expenses of about $51,647 (refer to page 18).

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $151,327 as at July 31, 2004. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares, if and when they are trading, and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

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

Bridge  Mineral  Property
-------------------------

Rubincon has maintained the Bridge claim in good standing until December 27, 2004. This mineral claim consists of 18 units totaling 450 hectares in the Lillooet Mining Division of British Columbia.

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


                      EQUITY COMPENSATION PLAN INFORMATION





                      Number or
                     Securities            Weighted
                    To be Issued            Average           Number of
                        Upon            Exercise Price       Securities
                     Exercise of              of              Remaining
                     Outstanding          Outstanding         Available
                      Options,              Options,             For
Plan                  Warrants             Warrants             Future
Category             and Rights           and Rights           Issuance
                        (a)                  (b)                 (c)

Equity
compensation
plans approved
by security           240,000        None outstanding           240,000
holders

Equity
compensation
plans not
approved by
security holders         None              None                    None

Total                 240,000        None outstanding           240,000


Holders  of  Common  Shares
---------------------------

There  are presently 32 shareholders of record including officers and directors.

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $233, being cash on hand, on its balance sheet as at July 31, 2004. Rubincon was indebted to creditors in the amount of $37,382 and to related parties in the amount of $55,677. The amounts owed to third parties as at July 31, 2004 are $2,920 to Rubincon's auditors and $13,997 to Rubincon's accountant, $4,206 for office services, $5,000 for consulting fees for the Form SB-2 preparation, $9,353 for amounts owed to the transfer agent and $1,906 for legal expenses.

Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                               Amount
--------------------------------------------  -  -------
Auditing and accounting . . . . . . ..  i      $  5,650
Bank charges. . . . . . . . . . . . . .             120
Edgar filing fees . . . . . . . . . .  ii           900
Filing fees . . . . . . . . . . . . . iii           400
Legal . . . . . . . . . . . . . . . .  iv        10,000
Miscellaneous . . . . . . . . . . . ..  v         3,000
Office. . . . . . . . . . . . . . . .  vi         1,000
Property maintenance. . . . . . . . . vii         2,865
Rental of office and telephone. . . .viii         9,960
Transfer agent's fees . . . . . . . .  ix         2,200
                                                 ------
                                                 36,095
Amounts owed to third parties - July 31, 2004    37,382
                                                -------
    Estimated requirements for 12 months. . .  $ 73,477
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

Telephone expense has been accrued at $50 per month for a total of $300 for the period ended July 31, 2004. The accounting treatment for telephone is similar to management fees and rent.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-QSB - October    $   500    $   500  $  1,000
Form 10-KSB - January      1,900        750     2,650
Form 10-QSB - April .        500        500     1,000
Form 10-QSB - July. .        500        500     1,000
                          ------     -------    -----
                         $ 3,400    $ 2,250  $  5,650
                          ======     ======    ======




(ii) Rubincon has estimated a charge of approximately $900 for filing on Edgar the various Form 10-QSBs and the Form 10-KSB

(iii) The Franchise Tax, estimated to be $60 including filing fee is paid annually to the State of Delaware. In addition, the Company is required to pay $175 to The Company Corporation located in Delaware to act as its registered agent. Normally this charge is at the beginning of the year. Overaccrual has been estimated in the event there are other charges management is not aware of.

(iv) Estimate  for  legal  costs  associated  with  filing  the  Form  SB-2.

(v) Accrual for various expenses that the Company might incur in the future that are unknown to it at this time.

(vi) Office  expenses  comprise  photocopying,  fax  and  delivery charges.

(vii) To maintain the Bridge claim in good standing for the forthcoming year will result in Rubincon having to incur a cost of Cdn.$200 per unit. There are 18 units comprising the Bridge claim and therefore the equivalent amount in US dollars is approximately $2,400.

(viii) The Company has rented office space at Suite 2300 - 1066 West Hastings Street in Vancouver, British Columbia, Canada at a cost of approximately $830 per month. This figure includes the telephone charge each month.

ix) The annual charge to the transfer agent is $1,200 and a fee of $15 per each new share certificate issued. The balance represents amount estimated to be charged for interest.

Rubincon presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. The directors and officers might have to advance further funds to Rubincon or seek some form of institutional borrowing guaranteed by the directors and officers.

Rubincon is years away from mining an ore reserve and may never be in the position to do so. Unless substantial funding is realized over the next several years, Rubincon may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance its mineral claim or it assumes a small carried interest in the Bridge claim.

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On September 5, 2003, Rubincon held an Annual General Meeting of Stockholders. The information statement used in this Meeting did not comply with the proxy rules promulgated by the Securities and Exchange Commission (the "Commission"). Therefore, it was agreed with the Commission a Special Meeting of Stockholders (the "Special Meeting") should be held. Rubincon sought shareholders' approval for the following Resolutions at the Special Meeting held on May 28, 2004:

1. The election of Ted Reimchen, Irene Campany and Martine Rummelhoff as directors; and

2. The ratification of Madsen & Associates, CPA's Inc. as Rubincon's independent accountants.

As at the record date of April 17, 2004, there were 2,400,820 common shares outstanding of which the following were represented at the Special Meeting:

               Represented  in  Person:           315,000  shares
               Represened  by  Proxy:           1,460,000  shares

The number of shares so represented were 1,775,000 or 73.9 percent of the issued and outstanding shares.

All shares voted in favor of the above noted two Resolutions; none abstained or voted against these Resolutions.

There  was  no  other  business  brought  forth  at  the  Special  Meeting.

ITEM  5.     OTHER  INFORMATION

     Not  applicable.

ITEM  6.     EXHIBIT  AND  REPORTS  ON  FORM  8-K

1. Rubincon filed a Form 8-K current report with the SEC on February 13, 2004 (Item 4) regarding the change of independent accountants from Sellers and Andersen to Madsen & Associates, CPA's Inc.

2.   Rubincon filed a Form 8-K current report with the SEC on June 2, 2004 (Item
     5) regarding the Special Meeting of Stockholders held on May 28, 2004 where approval was obtained for the election of directors and the appointment of Madsen & Associates, CPA's Inc. as the independent accountants.

3.   Rubincon filed a Form 8-K current report with the SEC on June 2, 2004 (Item
     5) regarding the Board of Directors' the appointment of Ted Reimchen as Chief Executive Officer and President and Irene Campany as Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

99.1 Certificate Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 dated and signed by Irene Campany, Chief Financial Officer, Secretary Treasurer and Director.

99.2 Certificate  Pursuant  to  18  U.S.C.  Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 dated and signed by Irene Campany, Chief Financial Officer, Secretary Treasurer and Director.

99.3 Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 dated and signed by Martine Rummelhoff, Director.

99.4 Certification  Pursuant  to  18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 dated and signed by Martine Rummelhoff, and Director.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)




                          By:     /s/   "Irene Campany"
                          ---     ---------------------
                                  Irene Campany
                             Chief Financial Officer
                        Secretary Treasurer and Director

                     Date:  August 24, 2004



                        By:     /s/ "Martine Rummelhoff"
                        ---     ------------------------
                               Martine Rummelhoff
                                    Director

                     Date:  August 24, 2004