Form 10QSB
period 2004-10-31
RUBINCON VENTURES INC
filed 2005-02-22
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended     October  31,  2004
                                            ------------------

(  )  TRANSITION  REPORT  UNDER  TO  SECTION  13  OR  15 (D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934
                              For  the  transition  period  from  to
                              Commission  file  number  0-29429
                                                        -------


                    RUBINCON  VENTURES  INC.
                    ------------------------
                (Exact  name  of  small business issuer as specified in charter)


          Delaware                                   98-0200798
          --------                                   ----------
(State  or  other  jurisdiction                 (I.R.S. Employer
of incorporation or organization)               Identification  No.)

                Suite  2300  -  1066  West  Hastings  Street,
                    Vancouver,  B.C.,  Canada,  V6E  3X2
                    ------------------------------------
                    (Address of principal executive offices)

                               (604)  601-8360
                           ---------------------
                           (Issuer's telephone number)

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

2,400,820  Common  shares with a par value of $0.001 per share as at October 31,
--------------------------------------------------------------------------------
2004
----


Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                                      INDEX






                                                                                           PAGE
                                                                                          NUMBER
                                                                                         --------
PART 1. . . .  FINANCIAL INFORMATION

ITEM1.. . . . .FINANCIAL STATEMENTS                                               3

               Balance Sheet as at October 31, 2004 . . . . . .                   4

               Statements of Operations
                 For the three and nine months ended October 31, 2004
                 and 2003 and for the period from February 2, 1999 (Date
                 of Inception) to October 31, 2004 . .                            5

               Statements of Cash Flows
                 For the nine months ended October 31, 2004 and 2003
                 and for the period from February 2, 1999 (Date of
                 Inception) to October 31, 2004. . . . . . . . .                  6

               Notes to the Financial Statements. . . .                           7

ITEM 2.. .     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        10

ITEM 3.. . . . CONTROLS AND PROCEDURES                                           20

PART 11. . . . OTHER INFORMATION                                                 20

ITEM 1.. . . . LEGAL PROCEEDINGS                                                 20

ITEM 2.. . . . CHANGES IN SECURITIES                                             20

ITEM 3.. . . . DEFAULTS UPON SENIOR SECURITIES                                   20

ITEM 4.. . . . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               20

ITEM 5.. . . . OTHER INFORMATION                                                 21

ITEM 6.. . . . EXHIBITS AND REPORTS ON FORM 8-K                                  21

               SIGNATURES .                                                      22

                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Rubincon Ventures Inc. (a pre-exploration stage company) at October 31, 2004 and the statements of operations for the nine months ended October 31, 2004 and 2003, and for the period from February 2, 1999 (date of inception) to October 31, 2004 and the statements of cash flows for the nine months ended October 31, 2004 and 2003, and for the period from February 2, 1999 to October 31, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended October 31, 2004, are not necessarily indicative of the results that can be expected for the year ending January 31, 2005.

                             RUBINCON VENTURES INC.
                        (Pre- Exploration Stage Company)

                                 BALANCE  SHEET

                                October 31, 2004

                                   (Unaudited)





                                                            OCTOBER 31
                                                               2004
                                                           -------------
ASSETS

CURRENT ASSETS

     Bank and funds on hand . . . . . . . . . . . . . . .  $        218
                                                           -------------

LIABILITIES

      Accounts payable - related parties. . . . . . . . .  $     56,961
      Accounts payable. . . . . . . . . . . . . . . . . .        43,201
                                                           -------------

                                                                100,162
                                                           -------------

STOCKHOLDERS' DEFICIENCY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding         2,401

     Capital in excess of par value . . . . . . . . . . .        58,500

     Deficit accumulated during the exploration stage . .      (160,845)
                                                           -------------

           Total Stockholders' Deficiency . . . . . . . .       (99,944)
                                                           -------------

                                                           $        218
                                                           =============








     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

          For the three and nine months ended October 31, 2004 and 2003 and for the period from February 2, 1999 (Date of Inception) to October 31, 2004
                                   (Unaudited)





                                 FOR THE         FOR THE         FOR THE         FOR THE
                                  THREE           THREE            NINE            NINE
                                  MONTHS          MONTHS          MONTHS          MONTHS         INCEPTION
                                  ENDED           ENDED           ENDED           ENDED             TO
                                 OCT 31,         OCT 31,         OCT 31,         OCT 31,          OCT 31,
                                   2004            2003            2004            2003            2004
                              --------------  --------------  --------------  --------------  ---------------
SALES. . . . . . . . . . . .  $           -   $           -   $           -   $           -   $            -
                              --------------  --------------  --------------  --------------  ---------------

EXPENSES
    Accounting and audit . .          1,085           1,100           3,350           4,055           29,705
    Annual fees. . . . . . .              -              92               -             209            1,017
    Annual General Meeting .              -             934               -             934            1,077
    Bank charges . . . . . .             15              19              88              95              733
    Consulting . . . . . . .              -               -             200               -            5,200
    Directors expense. . . .              -               -               -               -              213
    Edgar filing fees. . . .          1,500             300           2,550             600            9,279
    Entertainment and travel            396               -             396               -              906
    Franchise tax. . . . . .              -               -              60             108              582
    Geological report. . . .              -               -               -               -            1,280
    Incorporation costs
          written off. . . .              -               -               -               -              519
    Legal. . . . . . . . . .          2,382               -           9,288               -           21,038
    Management fees. . . . .          1,500           1,500           4,500           4,500           34,500
    Office . . . . . . . . .          1,115             565           2,065           1,183            6,235
    Rent . . . . . . . . . .            900             900           2,700           2,700           20,700
    Staking costs. . . . . .              -               -             921               -           11,608
    Telephone. . . . . . . .              -             150             300             450            3,405
    Transfer agent fees. . .            625             311           2,296           2,041           12,848
                              --------------  --------------  --------------  --------------  ---------------

NET LOSS . . . . . . . . . .  $      (9,518)  $      (5,871)  $     (28,714)  $     (16,875)  $     (160,845)
                              ==============  ==============  ==============  ==============  ===============

NET LOSS PER
COMMON SHARE

     Basic . . . . . . . . .  $           -   $           -   $        (.01)  $        (.01)
                              ==============  ==============  ==============  ==============

AVERAGE
OUTSTANDING SHARES

     Basic . . . . . . . . .      2,400,820       2,400,820       2,400,820       2,400,820
                              ==============  ==============  ==============  ==============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

         For the nine months ended October 31, 2004 and 2003 and for the period from February 2, 1999 (Date of Inception) to October 31, 2004

                                   (Unaudited)





                                                    FOR THE NINE    FOR THE NINE     INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED        TO
                                                    OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                        2004            2003           2004
                                                   --------------  --------------  -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . . . . . .  $     (28,714)  $     (16,875)  $   (160,845)

     Adjustments to reconcile net loss to net cash provided by operations:

          Increase in accounts payable -
              related party . . . . . . . . . . .          9,465           2,399         56,961
          Increase in accounts payable. . . . . .         11,849           6,873         43,201
          Capital contributions - expenses. . . .          7,500           7,650         58,500
                                                   --------------  --------------  -------------

               Net Cash (Deficit) from Operations            100              47         (2,183)
                                                   --------------  --------------  -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims . . . . . . . . . . . . . . .              -               -              -
                                                   --------------  --------------  -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock. . . . . . . . . . . . . . . .              -               -          2,401
                                                   --------------  --------------  -------------

                                                               -               -          2,401
                                                   --------------  --------------  -------------

     Net Increase (Decrease) in Cash. . . . . . .            100              47            218

     Cash at Beginning of Period. . . . . . . . .            118              88              -
                                                   --------------  --------------  -------------

     CASH AT END OF PERIOD. . . . . . . . . . . .  $         218   $         135   $        218
                                                   ==============  ==============  =============






     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2004

                                   (Unaudited)

1.     ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on February 2,
1999, with the authorized common shares of 25,000,000 shares at $0.001 par value.

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

On October 31, 2004, the Company had a net operating loss carry forward of $160,845. The tax benefit of approximately $48,000 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

The  loss  carry  forward  will  expire  starting  in  2020  through  2025.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                October 31, 2004

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

Financial  Instruments
----------------------

Financial instruments consist of cash and accounts payable and are considered by management to be their fair value due to their short term maturities.

                             RUBINCON VENTURES INC.
                         (Pre-exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2004

                                   (Unaudited)

2.         SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Recent  Accounting  Prouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     UNPROVEN  MINERAL  CLAIMS

On February 7, 2000 the Company acquired a mineral claim known as the Bridge Claim located in the Bralorne district of British Columbia with an expiration date of December 27, 2005. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the property have been expensed.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors and their controlled entities have acquired 13% of the outstanding common stock of the Company and have made no interest, demand loans of $56,961 to the Company, and have made contributions to capital of $58,500 by the payment of Company expenses.

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

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several small exploration programs on the claim, which will maintain it in good standing until December 27, 2004. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred. Accordingly, Rubincon has only $218 in cash as an asset on its balance sheet, and has total liabilities of $100,162. From inception through October 31, 2004, Rubincon generated no revenues, and incurred accumulated losses of $160,845, which consist principally of rent ($20,700), accounting and audit fees ($29,705), legal fees ($21,038) and management fees ($34,500). Rubincon anticipates minimum operating expense requirements of about $79,696 in the next year. (refer to page
18).

Rubincon has filed an Amended Form SB-2's with the United States Securities and Exchange Commission ("SEC"), and is in the process of answering questions from the SEC thereon.

To date Rubincon has realized no revenue from the Bridge claim and it will take an unknown number of years of exploration to be able to identify a commercially viable reserve. An exploration program of any size will require additional funds, which presently Rubincon does not have. Its ability to raise funds might be limited as more fully described under "Risk Factors".

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $160,845 as at October 31, 2004. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares, if and when they are trading, and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

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

Rubincon's business approach includes eventually managing mines into production but at the present time Rubincon has no revenue from operations and no ongoing mining operations of any kind and it may take years before the Bridge claim or any other mineral claim acquired by Rubincon will be put into production. When, and if, the Bridge claim is put into production there will be many risk factors, which will affect the mining of the claim. The major risk factors associated with achieving production of an ore reserve are as follows:

     - Rubincon might discover a mineral deposit, which might not be the size and grade to ensure profitability when mined. Profitable operations requires a certain number of tons and grade of ore and if these two factors are not present Rubincon will not be able to proceed which might result in it ceasing operations on the Bridge claim;

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

If any one of these risk factors occurs, Rubincon might have to consider whether it wishes to proceed with the production of the Bridge. At that point in time, Rubincon would have spent significant sums of money on the exploration and development of the Bridge claim without realizing any potential benefits. Shareholders' share positions would have been diluted through the issuance of more shares to raise funds to develop the Bridge claim. With Rubincon making the decision to abandon the Bridge claim, due to one or more of these risk factors being realized, there would be a direct downward impact on the trading value of its shares.

14. SOME OF THE DIRECTORS OF RUBINCON HAVE A CONFLICT OF INTEREST SINCE THEY ARE ALSO DIRECTORS AND OFFICERS OF OTHER COMPANIES, BOTH PRIVATE AND PUBLIC, WHICH MIGHT HINDER THEIR FIDUCIARY DUTY TO RUBINCON.

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

Rubincon does not carry a policy for key-man insurance and the departure of its President and only geologist on the Board of Directors could have a material adverse effect on Rubincon's financial condition, results of operations and its ability to continue as a going concern since it will have to have funds available to find a suitable replacement. Shareholders will suffer if this occurs since it will affect present and future earnings, which might result in a reduction of the trading price of their shares.

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

Bridge  Mineral  Property
-------------------------

Rubincon has maintained the Bridge claim in good standing until December 27, 2005. This mineral claim consists of 18 units totaling 450 hectares in the Lillooet Mining Division of British Columbia.

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

At the present time Rubincon has no intention of seeking out additional mineral properties. One of the main reasons is a lack of funds available to Rubincon for such activities. Any commitment for funds is presently being filled by its officers and directors.

Filing  of  Form  SB-2
----------------------

Rubincon has submitted an Amended Form SB-2 registration statement to the SEC in hopes of being able to raise money from the public to continue its exploration activities on the Bridge claim. Under the Amended Form SB-2, the Company is anticipating raising a minimum of $45,000 with the issuance of 300,000 common shares and a maximum of $150,000 with the issuance of 1,000,000. All shares will be offered at $0.15 per share and no warrants will be attached thereto.
Rubincon expects to use the proceeds on the further exploration of the Bridge claim. The Form SB-2 became effective on September 10, 2004.

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
Plan Category                 Warrants and Rights          Warrants and Rights         Issuance
                                  (a)                             (b)                     (c)

Equity compensation
plans approved by               240,000                      None outstanding            240,000
security holders.

Equity compensation
plans not approved by
security holders. . .             None                           None                     None

Total                           240,000                      None outstanding            240,000





Holders  of  Common  Shares
---------------------------

There  are presently 32 shareholders of record including officers and directors.

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $218, being cash on hand, on its balance sheet as at October 31, 2004. Rubincon was indebted to creditors in the amount of $43,201 and to related parties in the amount of $56,961. The amounts owed to third parties as at October 31, 2004 are $3,405 to Rubincon's auditors and $16,097 to Rubincon's accountant, $4,433 for office services, $5,000 for consulting fees for the Form SB-2 preparation, $9,977 for amounts owed to the transfer agent and $4,288 for legal expenses.

Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  required  over  the  next  twelve  months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





Estimated Expenses                            Amount
--------------------------------------------  -------
Auditing and accounting. . . . . . . . . . .  i        $ 6,050
Bank charges . . . . . . . . . . . . . . . .               120
Edgar filing fees. . . . . . . . . . . . . .  ii           900
Filing fees. . . . . . . . . . . . . . . . .  iii          400
Legal. . . . . . . . . . . . . . . . . . . .  iv        10,000
Miscellaneous. . . . . . . . . . . . . . . .  v          3,000
Office . . . . . . . . . . . . . . . . . . .  vi         1,000
Property maintenance . . . . . . . . . . . .  vii        2,865
Rental of office and telephone . . . . . . .  viii       9,960
Transfer agent's fees. . . . . . . . . . . .  ix         2,200
                                                       -------
                                                        36,495
Amounts owed to third parties - Oct 31, 2004            43,201
                                                       -------
    Estimated requirements for 12 months . .           $79,696
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

Telephone expense has been accrued at $50 per month for six months. Starting in August 2004, a telephone was rented in the new office space so an accrual for imputed telephone costs for the last three months was not necessary.

(i) This represents the preparation of working papers by the accountant for submission to the auditors for their review and/or examination of the following financial statements during the next twelve months:





Forms  to be filed     Auditors   Accountant   Total
---------------------  ---------  -----------  ------
Form 10-KSB - January      1,900          850   2,750
Form 10-QSB - April .        500          600   1,100
Form 10-QSB - July. .        500          600   1,100
Form 10QSB - October.        500          600   1,100
                       ---------  -----------  ------
                       $   3,400  $     2,650  $6,050
                       =========  ===========  ======




(ii) Rubincon has estimated a charge of approximately $900 for filing on Edgar the various Form 10-QSBs and the Form 10-KSB

(iii) The Franchise Tax, estimated to be $60 including filing fee is paid annually to the State of Delaware. In addition, the Company is required to pay $175 to The Company Corporation located in Delaware to act as its registered agent. Normally this charge is at the beginning of the year. Over-accrual has been estimated in the event there are other charges management is not aware of.

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

(ix) The annual charge to the transfer agent is $1,200 and a fee of $15 per each new share certificate issued. The balance represents the amount estimated to be charged for interest on the account.

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

3.   Rubincon filed a Form 8-K current report with the SEC on June 2, 2004 (Item
     5) regarding the Board of Directors' appointment of Ted Reimchen as Chief Executive Officer and President and Irene Campany as Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.


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



                              RUBINCON     VENTURES INC.
                              --------     -------------
                                  (Registrant)




                          By:     /s/   "Irene Campany"
                          ---     ---------------------
                                  Irene Campany
                             Chief Financial Officer
                        Secretary Treasurer and Director

                     Date:   February  22,  2005



                        By:     /s/ "Martine Rummelhoff"
                        ---     ------------------------
                               Martine Rummelhoff
                                    Director

                     Date:   February  22,  2005