Form 10KSB
period 2005-01-31
RUBINCON VENTURES INC
filed 2005-03-22
CIK 1081078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          January  31,  2005
                                            ------------------

(  )   TRANSACTION  REPORT  UNDER  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
       For  the  transaction  period  from               to

               Commission  File  number               0-29429
                                                      -------

                         RUBINCON  VENTURES  INC.
                         ------------------------
               (Exact  name  of  Company  as  specified  in  charter)

              Delaware                                          98-0200798
              --------                                          ----------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D.No.)
or  organization

217  -  31  Reliance  Court
New  Westminister,  B.C.,  Canada                            V3M  6C6
                                                             --------
(Address  of  principal  executive offices)                (Zip Code)

Issuer's  telephone  number,  including  area  code        1-604-463-6077
                                                       ------------------

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

As at January 31, 2005, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of January 31, 2005, the Company has 2,400,820 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                     TABLE OF CONTENTS
                                                                           Page
                                                                           ----




PART I
-------

ITEM 1.   DESCRIPTION OF BUSINESS                                             4
ITEM 2. . DESCRIPTION OF PROPERTY                                            11

ITEM 3.   LEGAL PROCEEDINGS                                                  16

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITIES
.. . . . . . .HOLDERS                                                         16

PART II
--------

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
.. . . . . . . STOCKHOLDER MATTERS                                            17

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
.. . . . . . . PLAN OF OPERATION                                              17

ITEM 7. . FINANCIAL STATEMENTS                                               21

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING
.. . . . . . . AND FINANCIAL DISCLOSURE                                       21

ITEM 8A.. CONTROLS AND PROCEDURES                                            21

ITEM 8B . OTHER INFORMATION                                                  22

PART III
--------

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS, AND CONTROL PERSONS,
              COMPLIANCE WITH SECTION 16 (a) OF THE
.. . . . . . . EXCHANGE ACT                                                   22

ITEM 10.. EXECUTIVE COMPENSATION                                             26

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICAL
... . . . . . .OWNERS AND MANAGEMENT                                          28

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED
... . . . . . .TRANSACTIONS                                                   30

PART IV
-------

ITEM 13.. EXHIBITS AND REPORTS                                               31

ITEM 14.. PRINCIPAL ACCOUNTANT FEES AND SERVICES                             32

          SIGNATURES. . . . . . . . . . . . .                                42

                                     PART 1
                                     ------


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORICAL  OVERVIEW  OF  THE  COMPANY

     The Company was incorporated on February 2, 1999 under the laws of the State of Delaware. The Company has no subsidiaries and no affiliated companies. The Company has not been in bankruptcy, receivership or similar proceedings
since  its  inception.   It  has  not  been  involved  in  any  material
reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. The executive offices of the Company are located at 217 - 31 Reliance Court, New Westminister, British Columbia, Canada, V3M 6C6. (Tel: 604-463-6077) (Fax: 604-463-6177).

     For the past six years, the Company has been engaged in the exploration of mineral properties. Originally the Company acquired the mineral rights to a claim, called "Rubincon", located in the Zeballos mining area of British Columbia but due to the terrain of the claim management decided to allow the claim to lapse on February 28, 2002 and no longer has any interest in the property. The Company obtained the mineral rights to another claim named "Bridge" which is located in the Bralorne mining area of British Columbia, Canada.

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

     As more fully described under Item 2 - Description of Property, the Company undertook an exploration program in December 2004 to maintain the Bridge claim in good standing until December 27, 2005.

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

     During the past year, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB, 8-Ks, SB-2A, 424-B1 and NT10-Q. On September 10, 2004, the Company's registration statement under Form SB-2 became effective.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2005 of $163,076. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

3.   WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

     The Company's auditors, in the audited financial statements as at January 31, 2005, have indicated a concern in their audit opinion as to whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

4.   THE  ORIGINAL  SHAREHOLDERS  ACQUIRED  SHARES  AT  EXTREMELY  LOW  PRICES

     All of the original shareholders acquired shares at $0.001 per share whereas the shareholders who have acquired shares under the prospectus effective September 10, 2004 have paid $0.15 per share. The original shareholders could liquidate their shares at prices substantially below the price paid by the new shareholders and still realize a substantial profit.

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on page 29 of this report and may in the future issue further stock options to officer, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

8.   CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 315,000 shares. With the issuance of shares to the directors and officers for amounts owed to them, the Company will issue a further 371,182 shares and Ted Reimchen will subscribe for a further 50,000 shares under the Company's prospectus which will give the directors and officers a total of 736,182 shares. Even if the entire prospectus is subscribed for, the directors and officers will control 23.7% of the issued and outstanding shares of the Company. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

9.   MINING  EXPERIENCE  BY  MANAGEMENT

     Only Ted Reimchen, President of the Company, has had any mining experience (refer to page 23). None of the other directors and officers have had any mining experience. Therefore, the Company is totally reliable upon Mr. Reimchen overseeing the exploration activities on the Bridge claim. If Mr. Reimchen is unable to assist the Company in this area for one reason or another, the Company will have to hire consultants to undertake work on the Bridge claim which might be expensive.

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

     In addition to exploring the Bridge claim, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing. To date, the Company does not have the funds to seek out other mineral properties and will be using the a certain amount of the funds subscribed for under the effective prospectus to explore the Brige claim as more fully described below.

The  funds  derived  to  date  from  the  effective  prospectus

     Under the effective prospectus, the Company intends to issue a minimum of 300,000 common shares and a maximum of 1,000,000 common shares at a price of $0.15 per share to give the Company a minimum amount of $45,000 and a maximum amount of $150,000





                                                      Minimum       Maximum
                   Allocation of Cash Raised         $45,000       $150,000
                   --------------------------        --------      --------
       Offering expenses:
            Auditing and accounting .               $  2,550       $  2,550
            Annual fee. . . . . . . .                    250            250
            Legal . . . . . . .              . . .     8,500          8,500
            Photocopying and delivery                    100            100
            Registration fee. . . . .                    100            100
            Transfer agent's fees. . .                 1,000          1,000
       Phase I - page 13 . . . . . .             .    32,000         32,000
       Phase II - page 13. . . . . . .                     -         64,000
       Working capital . . . . . . . .                   500         41,500
                                                    --------       --------
                                                    $ 45,000      $ 150,000
                                                    ========       ========


..  As  at  the  date  of this Form 10-KSB the Company has raised $50,500 and has spent  the  following  money  to  date.
                                Legal                      $  4,472.73
                                Auditors                      2,415.00
                                Transfer  agent               5,000.00
                                Exploration  expenses         3,073.00
                                                             ---------
                                                           $ 14,960.73
                                                             =========

     While the Company currently intends to use the proceeds of its prospectus substantially in the manner set forth above, it reserves the right to reassess and reassign such use if, in the judgment of its Board of Directors, such changes are necessary or advisable. At present, no material changes are contemplated.

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

Geology

     The following information is based on information provided to management and various reports of consultants. The information contained in this section should be considered, and is deemed by management, to be forward-looking statements, subject to review and verification by management after additional exploration and research. The definitions of geological words used in this section  is  defined  under  Appendix  A  on  page  43.

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

     Management believes that the Bridge claim warrants a $32,000 Phase I exploration program of data acquisition, aerial photograph interpretation, base map preparation, prospecting, geo-chemical soil sampling and report writing. Contingent upon the success of this Phase I program, a Phase II program, estimated to cost $64,000, involving further geo-chemical sampling, geophysical surveying, geological mapping, rock sampling, limited trenching and report writing was recommended by Mr. Symonds. A Phase III program, estimated to cost $160,000, involving further trenching, diamond drilling and report writing was recommended by Mr. Symonds, contingent upon the success of the Phase II program. The Company will determine, in conjunction with its advisors and consultants, the level of success of the Phase I and Phase II programs in order to determine if additional exploration (including the Phase II and Phase III programs) will be commenced.

     Douglas  Symonds  has  recommended  the  following  proposed  budgets:

Phase  I:

         Estimated  cost  of  $32,000

           -    geo-chemical  soil  sampling  and  analysis
           - aerial photographic interpretation and base map preparation
           -    prospecting  and  rock  sampling
           -    preparation  of  Phase  I  report  to  Company
           -    preparation  of  assessment  report

Phase  II  (Contingent  upon  the  success  of  Phase  I)

         Estimated  cost  of  $64,000

            -   geophysical  surveys  to  follow  up  geo-chemical  anomalies
            -   geological  mapping  and  further  rock  sampling
            -   limited  trenching  program
            -   preparation  of  Phase  II  report  to  Company
            -   preparation  of  assessment  report

Phase  III  (Contingent  upon  the  success  of  Phase  II)

          Estimated  cost  of  $160,000

              -   further  trenching
              -   diamond  drilling
              -   preparation  of  Phase  III  report  to  Rubincon
              -   preparation  of  assessment  report

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

Assessment  work  for  2004

     After the year-end, on February 3, 2004, the Company purchased PAC (Portable Assessment Credits) grants in the amount of $3,194 to be applied against the Bridge claim to maintain it in good standing. With snow conditions, no work could be done on the Bridge at the time the assessment work was due for filing. The PAC grants can be applied to the Bridge claim in lieu of work done on the property. The billable portion of this (30%) plus federal taxes was $1,025. Filing fees to the Ministry of Finance of $172 made a total of $1,197. This maintained the Bridge in good standing until December 27, 2004.

Assessment  work  for  2005

     The Company undertook a prospectus and mapping program on the Bridge where certain samples were obtained for subsequent laboratory testing. The cost of undertaking this exploration program was $3,073 including recording with the Ministry of Energy and Mines for British Columbia. The Bridge claim is in good standing until December 27, 2005.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS



Special  Meeting  of  Stockholders

     On May 28, 2004, a Special Meeting of Stockholders was held wherein the shareholders approved the following matters:

1. The election of Ted Reimchen, Irene Campany and Martinne Rummelhoff as directors to serve until the 2005 General Meeting of Stockholders; and

2. The approval of Madsen & Associates, CPA's Inc. as independent accountants to examine the financial statements for the fiscal year ended January 31, 2005.

     There are 2,400,820 common shares outstanding as at the record date of April 17, 2004 of which the following were represented at the Meeting:

               Represented  in  person:            315,000  shares
               Represented  by  proxy:           1,460,000  shares

     The number of shares so represented was 1,775,000 shares or 73.9 percent of the issued and outstanding shares in the capital stock of Rubincon Ventures Inc.

     There  was  no  other  business  brought  forth  at  the  Meeting.

This Special Meeting was held due to the Company's information for the Annual General Meeting of Stockholders held on September 5, 2003 did not comply with SEC regulations.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends  on  its common stock.  The Company has no limit on its ability to pay dividends  on  its common stock but does not anticipate it will pay dividends in
the  foreseeable  future.   As  at  January  31,  2005  the  Company  had  32
shareholders; two of these shareholders are officers and directors of the Company.

     During the last four years the Company has not issued any additional shares. Subsequent to the fiscal year end the Company has issued 707,849 shares as follows:





                                            Number of    Price per
Source                       Consideration    Shares        Share      Amount
---------------------------  -------------  ---------  --------       -------
President's purchase. . . .  Cash             50,000     $   0.15    $  7,500
Directors and officers       Shares for
 as a Group. . . . . . . . . .  debt         371,182         0.15      55,677
New investors . . . . . . .  Cash            286,667         0.15      43,000
                                           ---------                  -------
                                             707,849                $ 106,177
                                            =========                ========






       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2005 there were 2,400,820 shares outstanding (March 15, 2005 - 3,108,669 shares issued).

Liquidity  and  Capital  Resources
----------------------------------

     As at January 31, 2005, the Company had $101 in assets, and $99,876 in liabilities, including cash or cash equivalents amounting to $101. The liabilities of $99,876 are amounts of $24,535 accrued for audit, legal and accounting, $5,000 for transfer agent fees, $4,665 for office expenses, $5,000 for consulting fees and $3,073 for assessment work performed on the Bridge property and the amount of $57,603 due to directors.

During  the  current  fiscal  year  the Company incurred the following expenses:





                   Expense                                     Amount
                  -------------------------------            --------
            Accounting and audit. . . . .   (i)             $   4,360
            Bank charges. . . . . . . . .  (ii)                    95
            Edgar filings . . . . . . . .  (iii)                2,100
            Exploration expenses. . ..      (iv)                3,994
            Filing fees . . . . . . . .      (v)                  121
            Franchise taxes . . . . ..      (vi)                   60
            Legal . . . . . . . .. . .     (vii)                9,463
            Management fees . . . . . .    (viii)               6,000
            Office. . . . . . . .. . .      (ix)                2,235
            Rent. . . . . . . . .    .       (x)                3,600
            Telephone . . . . . . .  .      (xi)                1,598
            Transfer agent's fees . . . .   (xii)              (2,681)
                                                              --------

                    Total expenses for the year              $ 30,945
                                                             ========




(i)     The  breakdown  of  accounting  and  audit  is  as  follows:





                                         Auditors   Accountant     Total
                                       ----------  -----------    ------
         Form 10Q-SB - April 30,
            2004 . . . . .        .   .  $    485    $    600    $ 1,085
         Form 10Q-SB - July 31,
            2004 . . . . . . .                485         600      1,085
         Form 10Q-SB - October
            31, 2004 . . . . .                495         600      1,095
         Form 10K-SB - January
            31, 2005 . . . . .                 95 (*)   1,000      1,095
                                       ----------  ----------     ------
                                         $  1,560. . $  2,800   $  4,360
                                        =========    ========   ========




(*) The auditors did not accrued any fees for the examination of the financial statements for the year end since it is their firm's policy to accrue these fees in the first quarter of the new year.

(ii) Bank charges include a $10 wire transfer charge incurred by the Company's attorney in transferring funds to their account.

(iii) Represent charges for Edgarizing such documents as Form SB-2As, 8-Ks, 10-QSBs, 10-KSB, 424B and NT10Qs.

(iv) As mentioned elsewhere in this Form 10-KSB, the Company purchased PAC grants to maintain the Bridge claim in good standing until December 27, 2004 in the amount of $921. In December 2004, the Company undertook an exploration program to maintain the Bridge in good standing until December 27, 2005 at a cost of $3,073. Therefore, the expenditure for both the PAC grant and the assessment work mentioned above totaled $3,994.

(v) Filing fees comprises $199 paid to The Company Corporation to act as the Company's registered agent in the State of Delaware. Offsetting this amount was a cheque received from the SEC in the amount of $78 as the unused deposit previously sent to them.

(vi) Annual payment to the State of Delaware based on the issued shares of the Company.

(vii) Represents legal fees paid to the Company's attorneys, Bartel Eng & Schroder, Suite 300 - 1331 Garden Highway, Sacramento, California, USA, 95833 for an opinion letter attached to the Form SB-2, reviewing the Form SB-2 and annual information sent to the shareholders and discussions with management.

(viii)  Refer  to  "Other  Compensation"  under  page  27.

(ix) Office expenses comprised courier, photocopying, fax, purchase of office supplies, distribution of material to shareholders and miscellaneous expenses.

(x) The Company presently uses as its office the residential home of its Secretary Treasurer and does not pay for such use. Nevertheless, the Company realizes there is a cost associated with an office and accrues $300 per month to reflect this usage. The amount is expensed each month with an offsetting not be paid in the future in either cash or shares.

(xi) For the first six months of the fiscal year the Company accrued $50 per month as an expense for telephone even though it did not have its own number. Similar to Rent above, the amount was credited to Capital in Excess of Par Value. During the last six months of the fiscal year the Company has had an answering service located in one of the office building in Vancouver. The cost of this service was $1,298 for a total telephone expense for the year of $1,598.

(xii) Subsequent to the year end, the Company negotiated a reduction in the outstanding amount owed to Nevada Agency & Trust Company from $10,440 to $5,000 since the Company had not used the services of the transfer agent as such for several years. The amount was paid in March 2005 and the Company has reduced the amount owing as at January 31, 2005 to the actual amount paid.

The  requirements  for  funds  over  the  next  twelve  months  are  as  follows





          Accounting and auditing           (i)                $6,330
          Bank charges . . . . . . . .      (ii)                  100
          Edgar filing fees. . . .. . .     (iii)               1,100
          Filing fees. . . . . . . . .      (iv)                  200
          Franchise taxes - Delaware .       (v)                   50
          Legal. . . . . . . . . . . .      (vi)                2,500
          Office expenses. . . . .  . .     (vii)               1,000
          Transfer agent's fees. . . . .    (viii)              1,500
                                                               ------
             Total estimated expenses before account
                payable as stated below. . .          . . .    12,780
          Accounts payable -  third parties. . . .             42,273
                                                             --------
          Estimated expenses for the next twelve months.     $ 55,053
                                                             ========




(i) The internal accountant prepares the accounting working papers for submission to the auditors for their review and/or examination. The following includes the estimated fees by the internal accountant and independent accountants for the next twelve months:

               April  30,  2005               Form  10QSB        1,095
               July  31,  2005                Form  10QSB        1,095
               October  31,  2005             Form  10QSB        1,095
               January  31,  2006             Form  10KSB        3,045
                                                              $  6,330
                                                              ========

(ii) Assuming  bank  charges  based  on  the  prior  year.

(iii)  The  outside  cost  of  filing  on  Edgar  has been estimated as follows:

               Notice  of  Annual  General  Meeting     $    300
               Form  10-KSB  and  Forms  10-QSB              800
                                                           -----
                                                        $  1,100
                                                           =====

          This amount is significant less than incurred during the fiscal year ended January 31, 2005 since the Company will not be filing Form SB-2A periodically.

(iv) This payment is made annually to The Company Corporation in Delaware to act as the registered agent for the Company for the forthcoming year.

(v) The Franchise Tax is based on the actual amount paid subsequent to January 31, 2005.

(vi) Legal costs are associated with the attorneys for the market maker the Company will have to pay to obtain a quotation on the OTC Bulletin Board. The market makers attorney will have to review the Company's submission prior to the market maker deciding whether or not to submit a Form 211 to the NASD.

(vii) Office expenses comprise photocopying, delivery, fax and purchase of office supplies.

(viii) Represents the annual transfer agent's fee of $1,200 and an estimated amount of $500 for the printing of share certificates once the Company is quoted on the OTC Bulletin Board.

     No consideration has been given to exploration expenses since these will be paid from the proceeds of the offering under the Form SB-2.

     Since the majority of amounts owed to directors and officers were settled by way of shares for debt, the Company will not have to pay the amounts shown on the Balance Sheet as at January 31, 2005 due to related parties.

     If international mineral prices decrease in value over the next year, the Company might find it difficult to raise additional funds on the exploration activities on the Bridge claim. Currently mineral prices are relatively high compared to prior years but there is no certainty this increase or even these prices will continue over the next several years.

     The Company is years away from mining an ore body and may never be in the position to do so. Unless substantial funding is realized over the next several years, the Company may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance the Bridge claim or it assumes a small carried interest in the Bridge.

     At the present time, the Company has no contractual obligations for either lease premises other than an answering service, employment agreements or work commitments on the Bridge claim and has made no commitments to acquire any asset of any nature.

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


   ITEM 8.       CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     During the current year, there has been no change in independent accountants and no disagreements with the independent accountants on accounting and financial disclosure.



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

                           ITEM 8B. OTHER INFORAMTION


Effectiveness  of  Registration  Statement
------------------------------------------

On September 10, 2004, the Registration Statement previously filed with the United States Securities and Exchange Commission became effective.

Issuance  of  Common  Shares
----------------------------

Subsequent to January 31, 2005, as mentioned elsewhere in this Form 10-KSB, the Company issued 336,667 common shares at a price of $0.15 per share for a total consideration of $50,500. Included in the amount issued was 50,000 shares purchased by the Company's president, Mr. Ted Reimchen. The issuance of these shares was for cash consideration only.

In addition to the above issuance of shares, the Company issued shares to the three directors and officers in settlement of $55,677 in amounts owed to them. The exchange of shares for debt was at a price of $0.15 per share.

Off-Balance  Sheet  Arrangements
--------------------------------

The  Company  has  no  off-balance  sheet  arrangements.


                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of January 31, 2005, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                   Term as
                                   Director
               Name                   Age         Position Held         Since
---------------------------------  --------   ----------------------    -----
        Ted Reimchen. . . . . .        63     President and Director     2002

        Irene Campany . . . . . .      63   Secretary-Treasurer and      2001
                                                Director

        Martine Rummelhoff. . . . .    46   Director                     2001





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

          Professional Engineers and Geoscientists of British Columbia; Association of Professional Engineers, Geophysicists and
               Geologists ofAlberta;
          American  Association  of  Exploration  Geochemists;
          American  Society  of  Wetland  Scientists;
          Canada  Center  of  Remote  Sensing;
          President's Council, 1908 Society, University of Alberta; and Remote Sensing Society of Canada, USA and ESA.

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

     Mr. Reimchen became a director of Rubincon on July 8, 2002 and was appointed President on the same day and re-elected as a director at the Special

Meeting of Stockholders held on May 28, 2004 and subsequently was appointed by the Board of Directors as President of Rubincon.

     IRENE CAMPANY graduated from Holy Roode Secondary School in Scotland in the early 1960's. In 1967 she departed Scotland and came to Canada where she practiced her specialty in geriatrics which resulted in Ms. Campany funding and operating a rest home in St. Catherines, Ontario, Canada for the older citizens. In this position, she was responsible for patient care, administration functions such as hiring personnel and professional staff, payroll, supplies and purchase of food. In 1980, she moved to British Columbia, Canada and started and owned IMS Insurance Medical Services Ltd. which became the largest paramedical supply company in that province employing 200 doctors and over 100 nurses. Her responsibilities were the hiring of personnel, both professional and administrative, payroll, organizing the distribution of products and the purchasing of required equipment and supplies. She sold her business in the early 1990s and in 1992 she joined her husband's family security firm named Laurentian Financial Services Ltd. where she was responsible for assisting individuals and companies with their investment portfolios. Ms. Campany worked with this firm until 2000 when she departed and joined Strategic Management Consultants Inc. which is a speakers' bureau serving Canada, United States and Australia and is also a consulting group specializing in business development, change management and customer services. She acts as a motivational speaker on financial risk management, life skills and motivation. Outside her work environment she also teaches lifestyles and nutrition skills to older people. She is still employed with Strategic Management Consultants Inc.

     She became a director of Rubincon on March 12, 2001 and was appointed Secretary Treasurer on the same day. At the Special General Meeting of Stockholders held on May 28, 2004, the shareholders elected her to serve as a director for a third term and the Board of Directors appointed her as Secretary Treasurer on the same day.

     MARTINE RUMMELHOFF was born in Daveluyville, Quebec, Canada and graduated from high school in 1976. After high school she attended community college for two years taking a diploma course in restaurant management. In 1980, she completed her training in restaurant management which gave her the skills in administration, ordering of food and supplies and problem solving regarding personnel and customers. From 1981 to 1985 she managed the Simon Fraser Inn in Prince George and subsequently the Crest Hotel in Prince Rupert, both in British Columbia, Canada, where she was responsible for the day to day operations of all food services within the hotel including restaurants, bars and room service. In 1987 she became the manager of Norsk Mechanical Limited, a major mechanical company who installed and supplied plumbing fixtures for projects such as apartment buildings, senior centers and town house developments; for example, The Scotsdale in Penticton, British Columbia. While employed with Norsk she was responsible for all contracts, overseeing the accounting and looking after all aspects of the office. In 1991, she met her present husband and together they incorporated Norseman Plumbing of Vancouver, British Columbia on December 23, 1996 where she was responsible for quotations on work, securing future contracts for work, hiring personnel, bookkeeping and other activities periodically required by the company. Norseman Plumbing is a company which performs installations and services of plumbing equipment; both residential and commercial. Since its formation, Norseman Plumbing has opened branch offices in Kitmat, British Columbia, San Diego and San Francisco, California. For the past five years, Ms. Rummelhoff has been employed with Norseman Plumbing.

     Ms. Rummelhoff became a director of Rubincon on March 12, 2001 and was again appointed a director at the Special Meeting of Stockholders held on May 28, 2004.

Significant  employees

     None of the Directors or Executive Officers work full time for the Company, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the directors and officers will be approximately 15 hours per month, comprising mainly of administrative, planning duties and preparation of corporate documents. This time will increase when the Company undertakes a work program on the Bridge claim since Ted Reimchen will be an integral part of overseeing the exploration activities thereon.

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

     The following table sets forth as at January 31, 2005, the name, position of each Reporting Person and the date of the report filed, being Form 3, as required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position              Report  Filed          Date  Filed
----                    --------              -------------          -----------

Ted  Reimchen     Chief  Executive  Officer      Form 3       December 12,  2002
                  President  and  Director       Form  4      March  16, 2005

Irene Campany     Chief Financial Officer        Form 3       August 12, 2002
                 Secretary  Treasurer  and       Form  4      March  16, 2005
                         Director                Form  5      January 2, 2004

Martine  Rummelhoff     Director                 Form 3       August 12, 2002
                                                 Form  4      March  16,  2005
                                                 Form  5      January  2,  2004

The Audit Committee of Rubincon currently consists of Ted Reimchen, Chief Executive Officer and President and Martinne Rummelhoff, director. The general function of the audit committee is to review the overall audit plan and Rubincon's system of internal control, to review the results of the external audit, and to resolve any potential dispute with Rubincon's auditors. The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction is exercised by all directors and officers of Rubincon, collectively, as at January 31, 2005, is approximately 13.1 percent of the total issued and outstanding shares (refer to pages 7 and 28). The Audit Committee has not met since its formation.


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2005.

     The following table sets forth compensation paid or accrued by the Company for the last three years ended January 31, 2005:

                SUMMARY COMPENSATION TABLE ( 2003, 2004 AND 2005)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                     Annual  Compensation               Awards          Payouts
                     --------------------               ------          -------




(a)                      (b)       (c)     (e)      (f)         (g)        (h)        (i)
                                          Other   Restricted                        All other
                                          Annual   Stock       Options/     LTIP     compen-
                                           Comp.   awards       SAR        payouts   sation
Name and Principal
     position. . .    .  Year     Salary   ($)       ($)        (#)         ($)       ($)
------------------     -------  -------- -------  ----------   --------   ------  ----------

Ted Reimchen. . . . .    2003      -0-     -0-       -0-        -0-         -0-       -0-
President, and. . . . .  2004      -0-     -0-       -0-        -0-         -0-       -0-
Director. . . . . . . .  2005      -0-     -0-       -0-        -0-         -0-       -0-

Irene Campany . . . . . .2003      -0-     -0-       -0-        -0-         -0-       -0-
Secretary Treasurer      2004      -0-     -0-       -0-        -0-         -0-       -0-
 and Director.           2005      -0-     -0-       -0-        -0-         -0-       -0-

Martine Rummelhoff       2003      -0-     -0-       -0-        -0-         -0-       -0-
Director..               2004      -0-     -0-       -0-        -0-         -0-       -0-
 . . . . . . . . . . . . 2005      -0-     -0-       -0-        -0-         -0-       -0-




BONUSES  AND  DEFERRED  COMPENSATION

     Refer to Item 11 - "Security Ownership of Certain Beneficial Owners and Management " below.

PENSION  TABLE

None

OTHER  COMPENSATION

None  other  than  described  more  fully  in  this  Form  10-KSB.

     The Company has accrued $500 per month since its inception as management fees to give recognition to services provided by the directors and officers for which they are not paid. The directors and officers have agreed not to accept shares or cash in the future for the management fees accrued to date. Therefore, management fees have been expensed during the period they were recognized and credited as a contribution to Capital in Excess of Par Value. The total amount of management fees so credited since inception is $36,000.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at January 31, 2005, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





        Name and Address                            Amount
         of Beneficial              Nature of    of Beneficial       Percent
             Owner                Ownership(1)    Ownership         of Class
-----------------------------     ------------   --------------    ---------
       IRENE CAMPANY              Direct            200,000          8.4 %
       3340 Henry Street          Indirect           40,000 (2)      1.6 %
       Port Moody, B.C. . . .
       Canada, V3H 2K5. . . .

       MARTINE RUMMELHOFF         Direct             75,000          3.1 %
       325 Kings Road West
       North Vancouver, B.C.
       Canada V7N 2M1. . . . .

       Directors and officers                       315,000          13.1 %
           as a group . . . .




(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)  Irene  Campany's  husband,  Michael,  owns  40,000  shares.

Management knows of no other shareholder having 5% or more of the outstanding shares.

Subsequent to January 31, 2005, management acquired the following shares in addition to the shares noted above:

                    Ted  Reimchen             319,838  shares
                    Irene  Campany             94,541  shares
                    Martine  Rummelhoff         6,803  shares
                                            ---------
                                              421,182  shares
                                              =======

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

     As at January 31, 2005, no options have been granted. The Stock Option Plan was approved by the Stockholders at the Annual General Meeting held on August 20, 2002 which allowed the Board of Directors to authorize, without further shareholder approval, the granting of such options from time to time up to an aggregate of 240,000 shares of Common Stock. The Board of Directors may thus in general determine the number of shares subject to such option, the option period, and the expiration date of such options, if any.

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

Equity
compensation plans approved by
security holders. . . . . . . . .       240,000                Not outstanding             240,000

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(A) (1)   FINANCIAL STATEMENTS
The following financial statements are included in this report:

Title of Document . . . . . . . . . . . . . . . . . . . . . . . . . . .     .  Page
-----------------                                                          ---------

Report of Madsen & Associates, CPA's Inc. . . . . . . . . . . . . . . . .        34

Balance Sheet as at January 31, 2005. . . . . . . . . . . . . . . . . . .        35

Statement of Operations for the Year Ended January 31, 2005 and 2004
    and the period from February 2, 1999 (date of inception) to
    January 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . .        36

Statement of Changes in Stockholders' Equity for the Period from
    February 2, 1999 (date of inception) to January 31, 2005. . . . . . .        37

Statement of Cash Flows for the Year Ended January 31, 2005 and 2004
    and the Period from February 2, 1999 (date of inception) to
    January 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . .        38

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . .        39

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





3.3 By-laws (incorporated by reference from the Company's Registration Statement on  Form  10-SB  filed  on  February  10,  2000)

3.4  Non-Qualified  Stock  Option  Plan  (incorporated  by  reference  from  the
Company's  Form  10-QSBA  (Amended)  filed  on  April  22,  2003)

14.  Code  of  Ethics  (incorporated  by reference from the Company's Definitive
Proxy  Statement  filed  on  April  19,  2004)

3.5  Audit  Committee Charter (incorporated by reference from the Company's Form
10-QSBA  (Amended)  filed  on  April  22,  2003)

99.1  Certificate  Pursuant  to Section 301(a) of the Sarbanes Oxley Act of 2002
(Chief  Executive  Officer, President  and  Director)

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

     - Filed on June 06, 2004 regarding the results of the Special Meeting of Stockholders held on May 28, 2004.

     - Filed on June 06, 2004 regarding the appointment of Officers by the Board of Directors on May 28, 2004.






                ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES


(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last two fiscal years ended January 31, 2005 for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSBs and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $4,870.

(2)     Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees

The aggregate fees billed in each of the last two fiscal years ended January 31, 2005 for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

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

MADSEN  &  ASSOCIATES,  CPA's INC.                    684 East Vine  Street,  #3
----------------------------------
Certified  Public  Accountants  and                   Murray,  Utah,  84107
 Business  Consultants  Board
Member  SEC  Practice  Section  of  the  AICPA        Telephone  801-268-2632

                                                         Fax     801-262-3978

Board  of  Directors
Rubincon  Ventures  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (pre-exploration stage company) at January 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2005 and 2004 and the period February 2, 1999 (date of inception) to January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubincon Ventures Inc. at January 31, 2005, and the results of operations, and cash flows for the years ended January 31, 2005 and 2004 and the period February 2, 1999 (date of inception) to January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Murray,  Utah                    /s/  "Madsen  &  Associates,  CPA's  Inc."
March  20,  2005

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                                 BALANCE  SHEET

                                January 31, 2005






ASSETS
CURRENT ASSETS

      Cash. . . . . . . . . . . . . . . . . . . . . . . .  $       101
                                                           ------------

          Total Current Assets. . . . . . . . . . . . . .  $       101
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable. . . . . . . . . . . . . . . . . .  $    42,273
      Accounts payable - related parties. . . . . . . . .       57,603
                                                           ------------

             Total Current Liabilities. . . . . . . . . .       99,876
                                                           ------------

STOCKHOLDERS' DEFICIENCY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 2,400,820 shares issued and outstanding        2,401

     Capital in excess of par value . . . . . . . . . . .       60,900

     Deficit accumulated during the pre-exploration stage     (163,076)
                                                           ------------

           Total Stockholders' Deficiency . . . . . . . .      (99,775)
                                                           ------------

                                                           $       101
                                                           ============



   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

          For the Years Ended January 31, 2005 and 2004 and the Period
            February 2, 1999 (date of inception) to January 31, 2005







                              JAN 31,       JAN 31,     FEB 2, 1999 TO
                               2005          2004        JAN 31, 2005
                            -----------  -----------  ----------------
REVENUES . . . . . . . . .  $        -   $        -   $             -

EXPENSES

  Administrative . . . . .      30,945       34,357           163,076
                            -----------  -----------  ----------------

NET LOSS . . . . . . . . .  $  (30,945)  $  (34,357)  $      (163,076)
                            ===========  ===========  ================



NET LOSS PER COMMON SHARE

     Basic and diluted . .  $    ( .01)  $     (.01)
                            ===========  ===========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   2,400,820    2,400,820
                            ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to January 31, 2005





                                                                          CAPITAL IN
                                                   COMMON   STOCK           EXCESS OF       ACCUMULATED
                                                  SHARES     AMOUNT        PAR VALUE          DEFICIT
                                                --------- ------------   ------------      -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .          -  $        -    $        -        $        -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . . .  2,400,820       2,401             -                 -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .          -           -             -           (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .          -           -             -           (19,203)

Contributions to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .          -           -             -           (24,135)

Contributions to capital by related parties -
    expenses - 2002 - 2003 . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the year ended
    January 31, 2003 . . . . . . . . . . . . .           -          -             -           (31,276)

Contributions to capital by related parties -
    expenses - 2003 - 2004 . . . . . . . . . .           -          -        10,200                 -

Net operating loss for the year ended
    January 31, 2004 . . . . . . . . . . . . .           -          -             -           (34,357)

Contributions to capital by related parties -
    expenses - 2004 -2005. . . . . . . . . . .           -          -         9,900                  -

Net operating loss for the year ended
    January 31, 2005 . . . . . . . . . . . . .           -          -             -            (30,945)
                                                ----------  ---------- ------------         -----------

BALANCE, JANUARY 31, 2005. . . . . . . . . . .   2,400,820  $   2,401  $     60,900      $    (163,076)
                                                ==========  =========     =========         ===========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

          For the Years Ended January 31, 2005 and 2004 and the Period
            February 2, 1999 (date of inception) to January 31, 2005







                                                           JAN 31,        JAN 31,    FEB 2, 1999 TO
                                                            2005           2004       JAN 31, 2005
                                                        -------------    ---------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . . . .  $    (30,945)    $(34,357)  $      (163,076)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable. . . . . . . . .        21,028       24,187            99,876
          Contributions to capital - expenses. . . . .         9,900       10,200            60,900
                                                        -------------    ---------  ----------------

         Net Changes in Cash Flows from Operations . .           (17)          30            (2,300)
                                                        -------------   ---------  ----------------

CASH FLOWS FROM INVESTING
    ACTIVITIES . . . . . . . . . . . . . . . . . . . .             -            -                 -
                                                        -------------    ---------  ----------------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock . . .             -            -             2,401
                                                        -------------   ---------  ----------------

     Net Change in Cash. . . . . . . . . . . . . . . .           (17)          30               101

     Cash at Beginning of Period . . . . . . . . . . .           118           88                 -
                                                        -------------    ---------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .  $        101   $      118      $        101
                                                        =============   =========       ============


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Contributions to capital by related parties - expenses
         1999 - 2005                                        $   9,900   $  10,200       $   60,900
                                                            =========  ==========          =======





   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2005


1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with the authorized common stock of 25,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage (see note 3).

     Since inception the Company has completed Regulation D offerings of 2,400,820 shares of its capital stock for $2,401.


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

     On January 31, 2005, the Company had a net operating loss available for carry forward of $163,076. The tax benefit of approximately $49,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

     The  loss  carry  forward  will  expire  starting  in  2020  through  2025.

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claim acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                JANUARY 31, 2005


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

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                JANUARY 31, 2005



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


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors, and their controlled entities, have acquired 13% of the outstanding common stock and have made no interest, demand loans of $57,603 to the Company, and have made contributions to capital of $60,900 by the payment of Company expenses.

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

6.     GOING  CONCERN

     The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, and contributions to capital to the Company by payment of expenses by its officer's, which will enable the Company to operate for the coming year.

7.     SUBSEQUENT  EVENTS

     A Form SB-2 filed with the United States Securities and Exchange Commission became effective on September 10, 2004. Since the balance sheet date the Company has received subscriptions from 15 shareholders, including the President of the Company, for a total consideration of $50,500 and has issued 336,667 shares at a price of $0.15 per share. In addition, the Company has issued a further 371,182 shares for the payment of debts due related parties of $55,677.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RUBINCON VENTURES INC.
                                ----------------------



                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                     Ted Reimchen
                                Chief Executive Officer
                                President and Director

                           Date:  March  21,  2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:


                           By:     /s/ "Ted Reimchen"
                           ---     ------------------
                                     Ted Reimchen
                                Chief Executive Officer
                                President and Director

                           Date:  March  21,  2005

                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                     Irene Campany
                              Secretary Treasurer and Director

                           Date:   March  21,  2005


                           By:     /s/ "Martine Rummelhoff"
                           ---     ------------------------
                                    Martine Rummelhoff
                                        Director
                           Date:    March  21,  2005

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


Vein - A mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often associated with replacement of the host rock.

Volcanic rock - A generally finely crystalline or glassy igenous rock resulting from volcanic action at or near the Earth's surface, either ejected explosively or extruded as lava.

Wall rock - The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. It is commonly altered.