Form 10QSB
period 2005-04-30
RUBINCON VENTURES INC
filed 2005-06-06
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
         For  the  quarterly  period  ended     April  30,  2005
                                                ----------------
(  )     TRANSITION  REPORT  UNDER  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                           For  the  transition  period  from           to
                           Commission  file  number          0-29429
                                                             -------


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

                  Suite  217 - 31 Reliance Court, New Westminster,
          --------------------------------------------------------------
                      British  Columbia,  Canada,  V3M  6C6
                      -------------------------------------
                    (Address of principal executive offices)

                                (604)  527-0046
                            ---------------------
                         (Issuer's telephone number)

       Suite  2300  - 1066 West Hastings Street, Vancouver, British Columbia,
       ----------------------------------------------------------------------
                             Canada,  V6E  3X2
                              ----------------
       (Former name, address, and fiscal year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

3,108,669  Common  shares  with  a par value of $0.001 per share as at April 30,
--------------------------------------------------------------------------------
                                      2005
                                      ----


Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                                      INDEX






                                                                              PAGE
                                                                             NUMBER
                                                                            -------
PART 1. . .     FINANCIAL INFORMATION

     ITEM1. .   FINANCIAL STATEMENTS                                            3

                Balance Sheet as at April 30, 2005. .                           4

                Statements of Operations
                    For the three months ended April 30, 2005 and 2004
                    and for the period from February 2, 1999 (Date of
                    Inception) to April 30, 2005 . . . . . . . . . . .          5

                Statements of Cash Flows
                    For the three months ended April 30, 2005 and 2004
                    and for the period from February 2, 1999 (Date of
                    Inception) to April 30, 2005 . . . . . . . . . . .          6

                Notes to the Financial Statements .                             7

     ITEM 2. .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     11

     ITEM 3. .  CONTROLS AND PROCEDURES                                        21

PART 11.. . . . OTHER INFORMATION                                              21

     ITEM 1. .  LEGAL PROCEEDINGS                                              21

     ITEM 2. .  CHANGES IN SECURITIES                                          21

     ITEM 3. .  DEFAULTS UPON SENIOR SECURITIES                                21

     ITEM 4. .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            22

     ITEM 5. .  OTHER INFORMATION                                              22

     ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                               22

                SIGNATURES. . . . . . . . .                                    23

                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of Rubincon Ventures Inc. (a pre-exploration stage company) at April 30, 2005 and the statements of operations and the statements of cash flows for the three months ended April 30, 2005 and 2004, and for the period from February 2, 1999 (date of inception) to April 30, 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2005, are not necessarily indicative of the results that can be expected for the year ending January 31, 2006.

                             RUBINCON VENTURES INC.
                        (Pre- Exploration Stage Company)

                                 BALANCE  SHEET

                                 April 30, 2005

                                   (Unaudited)





                                                            APRIL 30
                                                              2005
                                                           ----------
ASSETS

CURRENT ASSETS:

     Bank . . . . . . . . . . . . . . . . . . . . . . . .  $  33,076
                                                             --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $  33,076
                                                             ========

LIABILITIES:

      Accounts payable - related parties. . . . . . . . .  $   3,621
      Accounts payable. . . . . . . . . . . . . . . . . .     31,178
                                                             --------

                                                              34,799
                                                             --------

STOCKHOLDERS' DEFICIENCY

     Common stock
            25,000,000 shares authorized, at $0.001 par
           value, 3,108,669 shares issued and outstanding      3,109

     Capital in excess of par value . . . . . . . . . . .    168,844

     Deficit accumulated during the exploration stage . .   (173,676)
                                                            ---------

           Total Stockholders' Deficiency . . . . . . . .    ( 1,723)
                                                            ---------

                                                           $  33,076
                                                             ========



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

    For the three months ended April 30, 2005 and 2004 and for the period from
             February 2, 1999 (Date of Inception) to April 30, 2005
                                   (Unaudited)





                               FOR THE         FOR THE
                                THREE           THREE
                                MONTHS          MONTHS         INCEPTION
                                ENDED           ENDED             TO
                              APRIL 30,       APRIL 30,        APRIL 30,
                                 2005            2004            2005
                            --------------  --------------  ---------------
SALES. . . . . . . . . . .  $           -   $           -   $            -
                            --------------  --------------  ---------------

EXPENSES
    Accounting and audit .          2,895           1,100           33,610
    Annual fees. . . . . .            199               -            1,337
    Annual General Meeting              -               -            1,077
    Bank charges . . . . .              6              17              746
    Consulting . . . . . .              -             200            5,000
    Directors expense. . .              -               -              213
    Edgar filing fees. . .            200             650            9,029
    Entertainment. . . . .              -               -              510
    Franchise tax. . . . .             58              60              640
    Geological report. . .              -               -            1,280
    Incorporation costs
          written off. . .              -               -              519
    Legal. . . . . . . . .          2,500           6,906           23,713
    Management fees. . . .          1,500           1,500           37,500
    Office . . . . . . . .            997             108            7,404
    Rent . . . . . . . . .            900             900           22,500
    Staking costs. . . . .              -             921           14,681
    Telephone. . . . . . .            145             150            4,847
    Transfer agent fees. .          1,200           1,315            9,070
                            --------------  --------------  ---------------

NET LOSS . . . . . . . . .  $     (10,600)  $     (13,827)  $     (173,676)
                            ==============  ==============  ===============

NET LOSS PER
COMMON SHARE

     Basic . . . . . . . .  $           -   $           -
                            ==============  ==============

AVERAGE
OUTSTANDING SHARES

     Basic . . . . . . . .      2,862,115       2,400,820
                            ==============  ==============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

    For the three months ended April 30, 2005 and 2004 and for the period from
             February 2, 1999 (Date of Inception) to April 30, 2005
                                   (Unaudited)





                                                   FOR THE THREE    FOR THE THREE    INCEPTION
                                                   MONTHS ENDED     MONTHS ENDED        TO
                                                     APRIL 30,        APRIL 30,      APRIL 30,
                                                       2005             2004           2005
                                                  ---------------  ---------------  -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . .  $      (10,600)  $      (13,827)  $ (173,676)

     Adjustments to reconcile net loss to net cash provided by operations:

          (Decrease) increase in
               accounts payable -  related party         (53,982)           8,181        3,621
          (Decrease) increase in accounts
                payable. . . . . . . . . . . . .         (11,095)           3,079       31,178
          Capital contributions - expenses . . .           2,475            2,550       63,375
                                                  ---------------  ---------------  -----------

           (Deficit) in net cash from Operations         (73,202)             (17)     (75,502)
                                                  ---------------  ---------------  -----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims. . . . . . . . . . . . . . .               -                -            -
                                                  ---------------  ---------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Issuance of common stock for
             settlement of debt. . . . . . . . .          55,677                -       55,677
          Proceeds from issuance of common
             Stock for cash. . . . . . . . . . .          50,500                -       52,901
                                                  ---------------  ---------------  -----------

                                                         106,177                -      108,578
                                                  ---------------  ---------------  -----------

     Net Increase (Decrease) in Cash . . . . . .          32,975              (17)      33,076

     Cash at Beginning of Period . . . . . . . .             101              118            -
                                                  ---------------  ---------------  -----------

     CASH AT END OF PERIOD . . . . . . . . . . .  $       33,076   $          101   $   33,076
                                                  ===============  ===============  ===========



     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Period February 2, 1999 (Date of Inception)
                               to April 30, 2005
                                  (Unaudited)





                                                                          CAPITAL IN
                                                   COMMON   STOCK           EXCESS OF       ACCUMULATED
                                                  SHARES     AMOUNT        PAR VALUE          DEFICIT
                                                --------- ------------   ------------      -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .          -  $        -    $        -        $        -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . . .  2,400,820       2,401             -                 -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .          -           -             -           (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .          -           -             -           (19,203)

Contributions to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .          -           -             -           (24,135)

Contributions to capital by related parties -
    expenses - 2002 - 2003 . . . . . . . . . .          -           -        10,200                 -

Net operating loss for the year ended
    January 31, 2003 . . . . . . . . . . . . .           -          -             -           (31,276)

Contributions to capital by related parties -
    expenses - 2003 - 2004 . . . . . . . . . .           -          -        10,200                 -

Net operating loss for the year ended
    January 31, 2004 . . . . . . . . . . . . .           -          -             -           (34,357)

Contributions to capital by related parties -
    expenses - 2004 -2005. . . . . . . . . . .           -          -         9,900                  -

Net operating loss for the year ended
    January 31, 2005 . . . . . . . . . . . . .           -          -             -            (30,945)

Issuance of common shares for cash at
   $0.015 - March 3, 2005                          336,667        337        50,163                  -

Issuance of common shares for debts owed
   at $0.15 - March 3, 2005                        371,182        371        55,306                   -

Contribution to capital by related
   parties - expenses - 3 months to
   April 30, 2005                                        -          -         2,475                   -

Net operating loss for the three
   months ended April 30, 2005                           -          -             -            (10,600)

                                                ----------  ---------- ------------         -----------

BALANCE, April 30, 2005. .   . . . . . . . . .   3,108,669    $ 3,109    $  168,844        $  (173,676)
                                                 =========    =======     =========           =========




   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2005
                                   (Unaudited)

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

     Since its inception the Company has completed Regulation D offerings of 2,400,820 shares of its common stock for $2,401. The Company issued another 371,182 common shares for debts owed to its officers and directors in the amount of $55,677 and 336,667 common shares for $50,500 cash on March 3, 2005. The total shares issued at April 30, 2005 is 3,108,669.


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

     On April 30, 2005, the Company had a net operating loss carry forward of $173,676. The tax benefit of approximately $52,000 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

     The  loss  carry  forward  will  expire  starting  in  2020  through  2025.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2005

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

                             RUBINCON VENTURES INC.
                         (Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2005
                                   (Unaudited)

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors and their controlled entities have acquired 23.7% of the outstanding common stock of the Company and had made no interest, demand loans of $55,677 which were repaid in part on March 3, 2005 through the issuance of 371,182 shares of common stock. The officer-directors have made contributions to capital of $63,375 by the payment of Company expenses. There were further advances by officer-directors in the amount of $3,621 which are on a demand basis and bear no interest.

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

                             RUBINCON VENTURES INC.
                         (Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 April 30, 2005
                                   (Unaudited)


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

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


PLAN  OF  OPERATION
-------------------

Rubincon was incorporated under the laws of the State of Delaware on February 2, 1999. Its executive office is located at Suite 217 - 31 Reliance Court, New Westminster, B.C., Canada, V3M 6C6 (Tel: 604-527-0046, Fax: 604-463-6177). At
the present time, Rubincon does not have any subsidiaries, affiliated companies or joint venture partners.

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

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several exploration programs on the claim which will maintain it in good standing until December 27, 2005. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred.

Rubincon has $33,076 in cash as an asset on its balance sheet, and has total liabilities of $34,799. From inception through April 30, 2005, Rubincon generated no revenues, and incurred accumulated losses of $173,676, which consist principally of rent ($22,500), accounting and audit fees ($33,610), legal fees ($23,713) and management fees ($37,500). Rubincon anticipates minimum operating expenses over the next twelve months of about $37,951(refer to page
18)  not  including  amounts  owed  to  third  parties  of  $31,178.

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

Rubincon's auditors, in the audited financial statements, have stated in their audit opinion dated March 20, 2005 the following:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $173,676 as at April 30, 2005. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares, if and when they are trading, and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

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

8. RUBINCON MIGHT NOT BE ABLE TO RAISE FUNDS FOR FUTURE EXPLORATION OF THE BRIDGE CLAIM AND THE MINERAL RIGHTS TO THE CLAIM MIGHT LAPSE.

If Rubincon is unable to raise future exploration funds for the Bridge claim, there is the possibility the mineral rights to the claim will lapse and Rubincon will have no assets. Without any assets it will be difficult for Rubincon to attract future capital since most investors are not willing to invest in a "blank check" company.

9. RUBINCON WILL ENCOUNTER STIFF COMPETITION IN HIRING PERSONNEL, IDENTIFYING NEW MINERAL PROPERTIES AND RAISING CAPITAL.

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

10. RUBINCON CANNOT GUARANTEE THE TITLE TO THE MINERAL RIGHTS ON THE BRIDGE CLAIM WILL NOT BE UNDER DISPUTE IN THE FUTURE AND RESULT IN ALL OR PART OF THE CLAIM BEING LOST.

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

11. WITH NO SURVEY HAVING BEEN PERFORMED ON THE BRIDGE CLAIM THE EXACT BOUNDARIES ARE UNKNOWN WHICH MIGHT LEAD TO DISPUTES AND COSTLY LEGAL ACTION.

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

12. RUBINCON INTENDS TO MINE THE BRIDGE CLAIM BUT AT THIS POINT IN TIME HAS NO REVENUE OR ONGOING MINING OPERATIONS. THERE ARE MANY RISK FACTORS WHICH WILL COME INTO BEING WHEN A PRODUCTION DECISION IS MADE; MAINLY THE SIZE AND GRADE OF THE ORE RESERVE, ECONOMIC AND POLITICAL FACTORS OUTSIDE THE CONTROL OF RUBINCON, DEGREE OF PHYSICAL RISK IN MINING, COMPLIANCE WITH VARIOUS LEGISLATIVE ACTS AND THE AVAILABILITY OF A SMELTER.

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

13. SOME OF THE DIRECTORS OF RUBINCON HAVE A CONFLICT OF INTEREST SINCE THEY ARE ALSO DIRECTORS AND OFFICERS OF OTHER COMPANIES, BOTH PRIVATE AND PUBLIC, WHICH MIGHT HINDER THEIR FIDUCIARY DUTY TO RUBINCON.

Some of the Directors of Rubincon are also directors and officers of other companies and conflicts of interest may arise between their fiduciary duties as directors of Rubincon and as directors and/or officers of other companies. For example, Mr. Reimchen is Vice-President and Director of Zarcan Minerals Ltd. ("Zarcan"), a mining company which is listed on the TSX Exchange in Canada. Even though Zarcan is not involved in a mineral property in Canada, Mr. Reimchen has a conflict of interest in the event that he knows of a mineral claim, either in Canada or elsewhere, since he will have to offer it to both Rubincon and Zarcan. Even with full disclosure by Mr. Reimchen and the other directors and officers, Rubincon does not know if it will receive fair and equitable treatment in every transaction.

14. ONLY ONE OF THE THREE DIRECTORS HAS ANY MINING EXPERIENCE, WHICH MIGHT RESULT IN RUBINCON RELYING UPON OUTSIDE CONSULTANTS TO EXPLORE THE BRIDGE CLAIM.

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

15. RUBINCON DOES NOT CARRY A POLICY FOR KEY-MAN INSURANCE WHICH MEANS THAT THE DEPARTURE OF ITS PRESIDENT WILL BE A FINANCIAL BURDEN TO RUBINCON WHEN IT REPLACES HIM.

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

16. LIMITED TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF RUBINCON MIGHT DELAY ITS FUTURE DEVELOPMENT.

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

Assessment  work  for  2005
---------------------------

From March - December 2004, exploration work performed on the Bridge property was mainly geological prospecting, sampling and mapping to identify the presence of the precious metal bearing structures which are similar to those at the old mine sites. Geological traverses mainly along the drainages confirmed the geology was consistent to that of the areal showings and the sampling provided confirmation of the initial reports of precious metals on the property. The cost of the work program was $3,073.

At  the present time Rubincon has no intention of seeking out additional mineral
properties.   One  of  the main reasons is a lack of funds available to Rubincon for  such  activities.

Market  Information
-------------------

Although Rubincon is a reporting company and regularly files periodic reports under the Securities Exchange Act of 1934, Rubincon's stock does not trade on any public market either in North America or the rest of the world. Rubincon has identified a market maker who has filed certain corporate documents with the NASD in hopes of obtaining a quotation on the OTC Bulletin Board. Rubincon has not yet cleared deficiencies from the NASD and therefore has not obtained a quotation. Therefore, at the present time, there is no established market price for the shares of Rubincon. There is no assurance the application to the OTC Bulletin Board will be approved. There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Rubincon. There are no shares being offered pursuant to an employee benefit plan or dividend.

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

                      EQUITY COMPENSATION PLAN INFORMATION



                           Number of Securities
                             To be Issued Upon            Weighted Average        Number of Securities
                          Exercise of Outstanding        Exercise Price of         Remaining Available
                                 Options,               Outstanding Options,         For Future
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

There  are presently 47 shareholders of record including officers and directors.

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $33,076, being cash on hand, on its balance sheet as at April 30, 2005. Rubincon was indebted to creditors in the amount of $31,178 and to related parties in the amount of $3,621. The amounts owed to third parties as at April 30, 2005 are $2,345 to Rubincon's auditors and $17,398 to Rubincon's in-house accountant, $5,235 for office services and miscellaneous expenses, $5,000 for consulting fees for the Form SB-2 preparation and $1,200 for amounts owed to the transfer agent.

Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  Required  over  the  Next  Twelve  Months
------------------------------------------------

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





               Estimated Expenses                              Amount
               ------------------                             -------
               Auditing and accounting. . . .  .  i          $   6,045
               Bank charges . . . . . . . . . . . . . . . . .      120
               Edgar filing fees. . .  . . . . .  ii               900
               Filing fees. . . . . . . . . . .  iii               259
               Office . . . . . . . . . . .. . .  iv               500
               Property maintenance . . . . . . .  v            28,927
               Transfer agent's fees. .. . . . .  vi             1,200
                                                               -------
                                                                37,951
               Amounts owed to third parties -
                        April 30, 2005                          31,178
                                                               -------
               Estimated requirements for 12 months . .   .  $  69,129
                                                               =======

(i) This represents the preparation of working papers by the in-house accountant for submission to Rubincon's independent accountant for his review and/or examination of the following financial statements during the next twelve months:





                                        Independent    In-house
          Forms  to be filed             Accountant    Accountant       Total
          ---------------------        ------------   -----------      ------
          Form 10-QSB - April .         $     495      $     550     $  1,045
          Form 10-QSB - July. .               500            550        1,050
          Form 10-QSB - October               500            550        1,050
          Form 10-KSB - January             1,900          1,000        2,900
                                          -------        -------       ------

                                        $   3,395     $    2,650    $   6,045
                                         ========       ========       ======




(ii) Rubincon has estimated a charge of approximately $900 for filing on Edgar the various Form 10-QSBs and the Form 10-KSB.

(iii) The Franchise Tax, estimated to be $60 including filing fee is paid annually to the State of Delaware. In addition, the Company is required to pay $199 to The Company Corporation located in Delaware to act as its registered agent in the State of Delaware.

(iv) Office  expenses  comprise  photocopying,  fax  and  delivery  charges.

(v) Under its recent effective Form SB-2, Rubincon stated under the Use of Proceeds that it would spend $32,000 on the Bridge claim. During the period, Rubincon spent $3,073 on the Bridge and subsequent to April 30, 2005 spent a further $5,806.

(vi) The annual charge to the transfer agent is $1,200. This amount was paid subsequent to April 30, 2005.

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

Rubincon it realizes that there is a benefit in using the personal residence of its Chief Financial Officer and, therefore, expenses $300 a month with an offsetting credit, similar to management fees, to Capital in Excess of Par Value. The total amount expensed for rent during the current period was $900.

Telephone expense has been accrued at $25 per month with an additional charge of $70 for telephone rental at the previous office for a total of $145 for the period ended April 30, 2005. The accounting treatment for telephone is similar to management fees and rent.

As can be determined from the above, Rubincon presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. Management feels the present funds on hand will be spent within the next six months. The directors and officers might have to advance further funds to Rubincon or seek some form of institutional borrowing guaranteed by the directors and officers.

Use  of  Funds  from  New  Investor
-----------------------------------

Rubincon accepted subscriptions from 15 investors including Ted Reimchen, President of Rubincon, in the amount of 336,667 common shares for a total consideration of $50,500. This was in addition to the issuance of 371,182 common shares for the conversion of debts owed to the directors and officers in the amount of $55,667. The offering was closed on March 3, 2005.

An analysis of the money spent to date by Rubincon from the proceeds of its offering is as follows:





                                 Disbursements
                                      To             Subsequent
      Payments                   April 30, 2005     Disbursements       Total
------------------------        ---------------    --------------     -------
   Exploration - Bridge (*)      $     3,073        $     5,806    $    8,879
   Franchise fees . . . . .               59                  -            59
   Independent accountants.            2,415                  -         2,415
   Legal. . . . . . . . . .            6,973                  -         6,973
   Miscellaneous. . . . . .                -                 89            89
   Printing . . . . . . . .                -                461           461
   Transfer agent . . . . .            5,000              1,200         6,200
                                  ----------           --------       -------

                                $     17,520       $      7,556    $   25,076
                                  ==========          =========       =======




(*) Rubincon has maintained the Bridge claim in good standing for a further twelve month period. Additional work has been undertaken in May 2005 on locating the original portal of the adit (tunnel) on the Bridge. Due to the number of years since it was abandoned and the annual weather conditions in the Bralorne area, the opening to the tunnel had collapsed and will require several days of labor to remove the rock and soil covering the opening. It has been indicated the portal could be two to three hundred feet in length. Once opened, samples will be taken of the vein and surrounding wall rock to determine its mineralization. Samples have already been taken from the rock and soil extracted from the tunnel during the original exploration program. These samples are presently in for fire assaying. In addition, Rubincon discovered two large trenches which were dug over 40 years ago by the old timers in determining the length of a vein structure. Samples have been taken from these trenches and are in for assay. Presently, Rubincon has several workers on the Bridge setting up a grid line for rock and soil sampling around the portal and the two trenches. Samples will be taken from both these locations and fire assayed for mineral content. Further work will be undertaken this summer.

Rubincon is years away from finding an ore reserve and may never do so. Unless substantial funding is realized over the next several years, Rubincon may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance the Bridge claim or it assumes a small carried interest in it.

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

ITEM  3.      CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        ------------------------------------------------------

Rubincon's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Rubincon's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of the end of the period covered by this quarterly report on Form 10- QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Rubincon's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within Rubincon, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

ITEM  2.     CHANGES  IN  SECURITIES.

On  March  3,  2005,  the  Company  issued  707,849  shares  as  follows:





                                           Number of    Price per
       Source            Consideration      Shares        Share       Amount
----------------------  -------------      ---------     --------    -------
President's purchase .      Cash             50,000    $   0.15    $   7,500
Directors and officers    Shares for
   as a group. . . . .      Debt            371,182        0.15       55,677
New Investors. . . . .      Cash            286,667        0.15       43,000
                                          ---------                  -------
                                            707,849                $ 106,177
                                          =========                 ========




ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There has been no meeting of shareholders, and no submission of matters to a vote of security holders during the period.

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



                              RUBINCON  VENTURES INC.
                              --------------------------
                                  (Registrant)




                          By:     /s/   "Ted Reimchen"
                          ---     --------------------
                                     Ted Reimchen
                               Chief Executive Officer
                               President and Director

                     Date: June 6, 2005



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                     Irene Campany
                               Chief Financial Officer
                          Secretary Treasurer and Director

                     Date: June 6, 2005