Form 10QSB
period 2005-07-31
RUBINCON VENTURES INC
filed 2005-09-01
CIK 1081078

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X ) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                          For  the  quarterly  period  ended     July  31,  2005
                                                                 ---------------
(  )     TRANSITION  REPORT  UNDER  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                          For  the  transition  period  from           to
                          Commission  file  number                 0-29429
                                                                   -------


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


    Suite 217 - 31 Reliance Court, New Westminster, B. C., Canada, V3M 6C6
    ----------------------------------------------------------------------
                    (Address of principal executive offices)

                               (604)  527-0046
                           ---------------------
                        (Issuer's telephone number)

                                    N/A
      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)


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

3,108,669 Common shares with a par value of $0.001 per share as at July 31, 2005
--------------------------------------------------------------------------------


Transitional  Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                                      INDEX






                                                                             PAGE
                                                                            NUMBER
                                                                           -------
PART 1.. .   .FINANCIAL INFORMATION

     ITEM1..  FINANCIAL STATEMENTS                                            3

              Balance Sheet as at July 31, 2005. . . .                        4

              Statements of Operations
                  For the three and six months ended July 31, 2005
                  and 2004 and for the period from February 2, 1999
                  (Date of Inception) to July 31, 2005 . .                    5

              Statements of Cash Flows
                  For the six months ended July 31, 2005 and 2004
                  and for the period from February 2, 1999 (Date of
                  Inception) to July 31, 2005 . . . . . . . . . . .           6

               Notes to the Financial Statements. .                           7

     ITEM 2..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATIONS                                            11

     ITEM 3..  CONTROLS AND PROCEDURES                                       21

PART 11. . . . OTHER INFORMATION                                             21

     ITEM 1..  LEGAL PROCEEDINGS                                             21

     ITEM 2..  CHANGES IN SECURITIES                                         21

     ITEM 3..  DEFAULTS UPON SENIOR SECURITIES                               21

     ITEM 4..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           22

     ITEM 5..  OTHER INFORMATION                                             22

     ITEM 6..  EXHIBITS AND REPORTS ON FORM 8-K                              22

               SIGNATURES . .                                                23

                         ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Rubincon Ventures Inc. (a pre-exploration stage company) at July 31, 2005 and the statements of operations and the statements of cash flows for the six months ended July 31, 2005 and 2004, and for the period from February 2, 1999 (date of inception) to July 31, 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended July 31, 2005, are not necessarily indicative of the results that can be expected for the year ending January 31, 2006.

                             RUBINCON VENTURES INC.
                        (Pre- Exploration Stage Company)

                                 BALANCE  SHEET

                                  July 31, 2005

                                   (Unaudited)





                                                             JULY 31
                                                              2005
                                                           -----------
ASSETS

CURRENT ASSETS:

     Bank . . . . . . . . . . . . . . . . . . . . . . . .  $    3,171
                                                           -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $    3,171
                                                           ===========

LIABILITIES:

      Accounts payable - related parties. . . . . . . . .  $    3,884
      Accounts payable. . . . . . . . . . . . . . . . . .      25,219
                                                           -----------

                                                               29,103
                                                           -----------

STOCKHOLDERS' DEFICIENCY

  Common stock
       25,000,000 shares authorized, at $0.001 par
       value, 3,108,669 shares issued and outstanding           3,109

  Capital in excess of par value . . . . . . . . . . .        171,319

  Deficit accumulated during the pre-exploration stage . .   (200,360)
                                                           -----------

           Total Stockholders' Deficiency . . . . . . . .     (25,932)
                                                           -----------

                                                           $    3,171
                                                           ===========




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

   For the three and six months ended July 31, 2005 and 2004 and for the period from February 2, 1999 (Date of Inception) to July 31, 2005
                                   (Unaudited)





                               FOR THE        FOR THE         FOR THE          FOR THE
                                THREE          THREE            SIX              SIX
                                MONTHS         MONTHS          MONTHS           MONTHS          INCEPTION
                                ENDED          ENDED           ENDED            ENDED              TO
                               JULY 31,       JULY 31,        JULY 31,         JULY 31,         JULY 31,
                                 2005           2004            2005             2004             2005
                             ------------  --------------  --------------  ----------------  ---------------
SALES . . . . . . . . . . .     $       -     $        -      $         -     $          -      $         -
                                 --------     ----------        ---------      -----------      -----------

EXPENSES
    Accounting and audit. .         1,045          1,165            3,940            2,265           34,655
    Annual fees . . . . . .             -              -              199                -            1,337
    Annual General Meeting.             -              -                -                -            1,077
    Bank charges. . . . . .             -             56                6               73              746
    Consulting. . . . . . .             -              -                -              200            5,000
    Directors' expense. . .           197              -              197                -              410
    Edgar filing fees . . .           350            400              550            1,050            9,379
    Entertainment . . . . .             -              -                -                -              510
    Franchise tax . . . . .             -              -               58               60              640
    Geological report . . .             -              -                -                -            1,280
    Incorporation costs
          written off . . .             -              -                -                -              519
    Legal . . . . . . . . .             -              -            2,500            6,906           23,713
    Management fees . . . .         1,500          1,500            3,000            3,000           39,000
    Office. . . . . . . . .           637            841            1,634              949            8,041
    Rent. . . . . . . . . .           900            900            1,800            1,800           23,400
    Staking and exploration        21,829              -           21,829              921           36,510
    Telephone . . . . . . .            75            150              220              300            4,922
    Transfer agent fees . .           151            357            1,351            1,672            9,221
                                ---------     ----------         --------         --------       -----------

NET LOSS. . . . . . . . . .  $     26,684  $      (5,369)  $       37,284  $       (19,196)  $     (200,360)
                                =========      ==========       =========        ==========       ==========

NET LOSS PER
COMMON SHARE

     Basic. . . . . . . . .  $          -  $           -   $            -  $             -
                                 ========     ==========        =========      ===========

AVERAGE
OUTSTANDING SHARES

     Basic. . . . . . . . .     3,108,669      2,400,820        2,987,435        2,400,820
                             ============  =============     ============     ============




     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period February 2, 1999 (Date of Inception)
                                to July 31, 2005
                                   (Unaudited)




                                                                              CAPITAL IN
                                                  COMMON  STOCK                EXCESS OF    ACCUMULATED
                                                  SHARES         AMOUNT          PAR VALUE    DEFICIT
                                                ----------  ----------------  ------------  -----------
BALANCE FEBRUARY 2, 1999 (DATE OF INCEPTION) .           -    $        -     $        -    $        -

Issuance of common shares for cash at
     $0.001 - February 25, 1999. . . . . . . .   2,400,820         2,401              -             -

Contributions to capital by related parties -
   expenses - 1999-2000. . . . . . . . . . . .           -             -         10,200             -

Net operating loss for the period
   February 2, 1999 to January 31, 2000. . . .           -             -              -       (23,160)

Contributions to capital by related parties -
   expenses - 2000 - 2001. . . . . . . . . . .           -             -         10,200             -

Net operating loss for the year ended
    January 31, 2001 . . . . . . . . . . . . .           -             -              -       (19,203)

Contributions to capital by related parties -
    expenses - 2001 - 2002 . . . . . . . . . .           -             -         10,200             -

Net operating loss for the year ended
    January 31, 2002 . . . . . . . . . . . . .           -             -              -       (24,135)

Contributions to capital by related parties -
    expenses - 2002 - 2003 . . . . . . . . . .           -             -         10,200             -

Net operating loss for the year ended
    January 31, 2003 . . . . . . . . . . . . .           -             -              -       (31,276)

Contributions to capital by related parties -
    expenses - 2003 - 2004 . . . . . . . . . .           -             -         10,200             -

Net operating loss for the year ended
    January 31, 2004 . . . . . . . . . . . . .           -             -              -       (34,357)

Contributions to capital by related parties -

    expenses - 2004 -2005. . . . . . . . . . .           -              -         9,900             -

Net operating loss for the year ended
    January 31, 2005 . . . . . . . . . . . . .           -              -             -       (30,945)

Issuance of common shares for cash at
   $0.15 - March 3, 2005 . . . . . . . . . . .     336,667            337        50,163             -

Issuance of common shares for debts owed
   at $0.15 -  March 3, 2005 . . . . . . . . .     371,182            371        55,306             -

Contribution to capital by related parties -
   expenses - 6 months to July 31, 2005. . . .           -              -         4,950             -

Net operating loss for the six months
    ended July 31, 2005. . . . . . . . . . . .           -              -             -       (37,284)
                                                ----------   ------------  ------------    -----------

BALANCE, JULY 31, 2005 . . . . . . . . . . . .   3,108,669  $       3,109  $    171,319   $  (200,360)
                                                ==========   ============  ============   ===========


   The accompanying notes are an integral part of these financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2005 and 2004 and for the period from February
                  2, 1999 (Date of Inception) to July 31, 2005
                                   (Unaudited)





                                                   FOR THE SIX     FOR THE SIX     INCEPTION
                                                   MONTHS ENDED    MONTHS ENDED       TO
                                                     JULY 31,        JULY 31,      JULY 31,
                                                       2005            2004          2005
                                                  --------------  --------------  -----------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . .  $     (37,284)  $     (19,196)  $ (200,360)

     Adjustments to reconcile net loss to net cash provided by operations:

          (Decrease) increase in
               accounts payable -  related party          1,958           8,181       59,561
          (Decrease) increase in accounts
                payable. . . . . . . . . . . . .        (17,054)          6,030       25,219
          Capital contributions - expenses . . .          4,950           5,100       65,850
                                                  --------------  --------------  -----------

           (Deficit) in net cash from Operations        (47,430)            115      (49,730)
                                                  --------------  --------------  -----------

CASH FLOWS FROM INVESTING
      ACTIVITIES:

     Mineral claims. . . . . . . . . . . . . . .              -               -            -
                                                  --------------  --------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common
             stock for cash. . . . . . . . . . .         50,500               -       52,901
                                                  --------------  --------------  -----------

                                                         50,500               -       52,901
                                                  --------------  --------------  -----------

     Net Increase (Decrease) in Cash . . . . . .          3,070             155       3,171

     Cash at Beginning of Period . . . . . . . .            101             118            -
                                                  --------------  --------------  -----------

     CASH AT END OF PERIOD . . . . . . . . . . .  $       3,171   $         233   $    3,171
                                                  ==============  ==============  ===========


     The accompanying notes are an integral part of these unaudited financial statements.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2005
                                   (Unaudited)

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

Since its inception the Company has completed Regulation D offerings of 2,400,820 shares of its common stock for $2,401. The Company issued another 371,182 common shares for debts owed to its officers and directors in the amount of $55,677 and 336,667 common shares for $50,500 cash on March 3, 2005. The total shares issued at July 31, 2005 are 3,108,669.


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

     On July 31, 2005, the Company had a net operating loss carry forward of $200,360. The tax benefit of approximately $60,000 from the loss carry forward has been fully offset by the valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

     The  loss  carry  forward  will  expire  starting  in  2020  through  2025.

                             RUBINCON VENTURES INC.
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  July 31, 2005

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

                                  July 31, 2005
                                   (Unaudited)

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors and their controlled entities have acquired 23.7% of the outstanding common stock of the Company and had made no interest, demand loans of $55,677 which were repaid in part on March 3, 2005 through the issuance of 371,182 shares of common stock. The officer-directors have made contributions to capital of $63,375 by the payment of Company expenses. There were further advances by officer-directors in the amount of $3,884 which are on a demand basis and bear no interest.

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

Rubincon is in the mineral exploration industry having the ownership to the mineral rights on a single lode mineral claim of approximately 1,235 acres located in the Bralorne mining area of British Columbia, Canada. Rubincon has undertaken exploration activities on its mineral claim, known as the "Bridge". Rubincon is a "pre-exploration stage company" without any assurance that a commercially viable mineral deposit, a reserve, exists on the Bridge claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility.

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several exploration programs on the claim which will maintain it in good standing until December 27, 2005. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred.

Rubincon has $3,171 in cash as an asset on its balance sheet, and has total liabilities of $29,103. From inception through July 31, 2005, Rubincon generated no revenues, and incurred accumulated losses of $200,360, which consist principally of rent ($23,400), accounting and audit fees ($34,655), legal fees ($23,713), exploration expenses ($36,510) and management fees ($39,000). Rubincon anticipates minimum operating expenses over the next twelve months of about $34,303 (refer to page 18) not including amounts owed to related parties of $3,884.

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

Rubincon's shares are under the penny stock rules adopted by the SEC since its share price will be less than $5.00. A broker-dealer may not wish to participate in the buying and selling of Rubincon's shares due to the administrative work involved - comprising:

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

From Rubincon's shareholders' standpoint, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for Rubincon's shares thereby resulting in the shareholders not being able to dispose of his shares at a time when he wishes to.

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $200,360 as at July 31, 2005. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

5. NO ASSURANCE FURTHER CAPITAL CAN BE RAISED FOR EXPLORATION ACTIVITIES ON TERMS ACCEPTABLE TO RUBINCON AND TO THE INTERESTS OF ITS SHAREHOLDERS.

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

6. THERE IS NO ORE RESERVE ON THE BRIDGE CLAIM AND THERE IS THE DISTINCT POSSIBILITY THAT THERE WILL NEVER BE AN ORE RESERVE ON THE BRIDGE CLAIM

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

7. RUBINCON MIGHT NOT BE ABLE TO RAISE FUNDS FOR FUTURE EXPLORATION OF THE BRIDGE CLAIM AND THE MINERAL RIGHTS TO THE CLAIM MIGHT LAPSE.

If Rubincon is unable to raise future exploration funds for the Bridge claim, there is the possibility the mineral rights to the claim will lapse and Rubincon will have no assets. Without any assets it will be difficult for Rubincon to attract future capital since most investors are not willing to invest in a company which has no assets.

8. RUBINCON WILL ENCOUNTER STIFF COMPETITION IN HIRING PERSONNEL, IDENTIFYING NEW MINERAL PROPERTIES AND RAISING CAPITAL.

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

9. RUBINCON CANNOT GUARANTEE THE TITLE TO THE MINERAL RIGHTS ON THE BRIDGE CLAIM WILL NOT BE UNDER DISPUTE IN THE FUTURE AND RESULT IN ALL OR PART OF THE CLAIM BEING LOST.

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

10. WITH NO SURVEY HAVING BEEN PERFORMED ON THE BRIDGE CLAIM THE EXACT BOUNDARIES ARE UNKNOWN WHICH MIGHT LEAD TO DISPUTES AND COSTLY LEGAL ACTION.

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

11. RUBINCON INTENDS TO MINE THE BRIDGE CLAIM BUT AT THIS POINT IN TIME HAS NO REVENUE OR ONGOING MINING OPERATIONS. THERE ARE MANY RISK FACTORS WHICH WILL COME INTO BEING WHEN A PRODUCTION DECISION IS MADE; MAINLY THE SIZE AND GRADE OF THE ORE RESERVE, ECONOMIC AND POLITICAL FACTORS OUTSIDE THE CONTROL OF RUBINCON, DEGREE OF PHYSICAL RISK IN MINING, COMPLIANCE WITH VARIOUS LEGISLATIVE ACTS AND THE AVAILABILITY OF A SMELTER.

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

12. SOME OF THE DIRECTORS OF RUBINCON HAVE A CONFLICT OF INTEREST SINCE THEY ARE ALSO DIRECTORS AND OFFICERS OF OTHER COMPANIES, BOTH PRIVATE AND PUBLIC, WHICH MIGHT HINDER THEIR FIDUCIARY DUTY TO RUBINCON.

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

13. ONLY ONE OF THE THREE DIRECTORS HAS ANY MINING EXPERIENCE, WHICH MIGHT RESULT IN RUBINCON RELYING UPON OUTSIDE CONSULTANTS TO EXPLORE THE BRIDGE CLAIM.

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

14. RUBINCON DOES NOT CARRY A POLICY FOR KEY-MAN INSURANCE WHICH MEANS THAT THE DEPARTURE OF ITS PRESIDENT WILL BE A FINANCIAL BURDEN TO RUBINCON WHEN IT REPLACES HIM.

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

15. LIMITED TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF RUBINCON MIGHT DELAY ITS FUTURE DEVELOPMENT.

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

Exploration  Program  during  the  summer  of  2005
---------------------------------------------------

Prospecting was initiated in the Lindsey Creek area situated in the southeast corner of the Bridge claim, searching for and confirming the old Norma Adit (mining tunnel) that had been developed in the 1930's. The program was broken down into three Zones as follows:

a.     Zone  1

The basic gold exploration program located the Norma Adit, several old exploration trenches as well as the quartz-carbonate rock outcropping that was the objective for these old workings. A grid was oriented and established to tie all the exploration data together for layout onto a map.

The north-south baseline originates at the Norma Adit entrance and is oriented at 58 Azimuth to intercept the trench and continue on to the 0 + 130N station. A grid sample line was then established at the 156 Azimuth below and parallel to the rock cliff outcrop. Representative rock chip samples were taken horizontally across this outcrop, bagging methodically, and submitted to Acme Laboratories, Vancouver, for gold analysis in parts per billion (PPB).

Prospecting also uncovered another altered quartz-carbonate stockwork/brecciated unit located approximately ten metres north on the baseline and ten metres westerly on the grid line above the adit. Two representative rock chip samples were bagged and submitted for analysis.

The Norma Adit was found to have had three cave-ins: one at the entrance, one about three metres inside, and the third about eight metres inside.

Four old portal timber sets were removed.   The entrance cave-in cleared out and
one  timber set was replaced.   The other complete timber sets have been cut and
peeled  ready  for  installation  after  the  second  cave-in  is  cleared.

Three separate representative rock chip samples off the old mine dumb located in front of the adit were bagged and submitted for assay. Subsequently grid sample lines were laid out from baseline stations 0 + 000N, 0 + 010, 0 + 050N, 0 + 070N, 0 +090N and 0 + 120N. These grid lines were brushed out with chainsaw and axe, horizontally chained in with sampling stations established ever ten metres ready for a combination of a soil sampling and/or a geophysical survey program, concurrently.

Prospecting was expanded to encompass the area above and to the east of the known trenches searching for other rock outcrops and trenches. This immediate area is mountainous, first growth forest with thick underbrush in areas basically covered by overburden except near Lindsay Creek. There the rock outcrops are steep and rugged probably resulting from Lindsay Creek being a profound eons-old fault structure.

All  soil  samples  were  bagged  at  each  sampling  station  and submitted for
analysis.   The  overburden  and ash levels had to be removed to get down to the proper  sampling  horizon.

When the grid line intercepted any new logging spur roads, soil samples were collected along the road bank on ten metre spacing, bagged and submitted for analysis.

b.     Zone  2

Baseline station 0 + 050N was extended east as a grid sample line across Lindsey Creek for 300 metres to station 0 + 050N-0+300E. Prospecting located four historic trenches, one old diamond drill pad, and an old mine access road system. Soil samples were collected every ten metres along the road bank of a limited road segment and submitted for analysis.

A  relative  recent logging road bisects a small segment of the southeast corner
of  the  claim.   Soil  samples  were  collected from the road bank in ten metre intervals,  bagged  and  submitted  for  analysis.

c.     Zone  3

Baseline station 0 + 050N was extended west as a grid sample line for 170 metres with stations horizontally chained and labeled every ten metres. From this station 0 + 050N - 0 + 170W, the grid was offset and extended by horizontal chaining to tie in another known quartz-carbonate rock outcrop at station 0 + 550N - 0 + 530W. Three representative rock chip samples were bagged and submitted for analysis. The old mine access road was located and traversed.

A  total  of approximately 200 soil and rock samples were sent in for fire assay
at  Acme  Analytical  Laboratories  Ltd.  in  Vancouver.   Results  were  not
encouraging in that there were no significant value of gold based on part per billion.

At the present time Rubincon has no intention of seeking out additional mineral properties, since the Bridge can be explored in other areas and consideration is being given to undertaking a small drilling program.

Market  Information
-------------------

Although Rubincon is a reporting company which trades on the OTC Bulletin Board and regularly files periodic reports under the Securities Exchange Act of 1934. To date, Rubincon's shares do not have a bid or ask. There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Rubincon. There are no shares being offered pursuant to an employee benefit plan or dividend.

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

                      EQUITY COMPENSATION PLAN INFORMATION





                                              Number of         Weighted Average    Number of
                                             Securities        Exercise Price of   Securities
                                          To be Issued Upon       Outstanding       Remaining
                                             Exercise of            Options,        Available
                                        Outstanding Options,      Warrants and     For Future
Plan Category                            Warrants and Rights         Rights         Issuance
                                                 (a)                  (b)               (c)

Equity compensation
plans approved by                             240,000         None outstanding       240,000
security holders . . . . . . . . . . .

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

Liquidity  and  Capital  Resources
----------------------------------

Rubincon has assets of $3,171, being cash on hand, on its balance sheet as at July 31, 2005. Rubincon was indebted to creditors in the amount of $25,219 and to related parties in the amount of $3,884. The amounts owed to third parties as at July 31, 2005 are $495 to Rubincon's auditors and $14,798 to Rubincon's in-house accountant, $4,775 for office services and miscellaneous expenses, $5,000 for consulting fees for the Form SB-2 preparation and $151 for amounts owed to the transfer agent.

Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds  Required  over  the  Next  Twelve  Months
------------------------------------------------

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





       Estimated Expenses                                   Amount
       ------------------                                  -------
       Auditing and accounting . . . . . .  .  i          $  6,105
       Bank charges. . . . . . . . . . . .      . . . . .      120
       Edgar filing fees . . . . . . . . .  .  ii              900
       Filing fees . . . . . . . . . . . . .  iii              259
       Office. . . . . . . . . . . . . .  . .  iv              500
       Transfer agent's fees . . . . . . .. .  v             1,200
                                                            ------
                                                             9,084
       Amounts owed to third parties - July 31, 2005        25,219
                                                           -------
           Estimated requirements for 12 months. .      .  $34,303
                                                           =======




(i) This represents the preparation of working papers by the in-house accountant for submission to Rubincon's independent accountant for his review and/or examination of the following financial statements during the next twelve months:





                              Independent    In-house
       Forms  to be filed      Accountant   Accountant      Total
     ---------------------    ------------  -----------     ------
    Form 10-QSB - October      $      485    $     550   $  1,035
    Form 10-KSB - January           2,000        1,000      3,000
    Form 10-QSB - April .             485          550      1,035
    Form 10-QSB - July. .             485          550      1,035
                                ---------     --------     ------

                               $    3,455    $   2,650   $  6,105
                                =========    =========     ======




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

(v) The annual charge to the transfer agent is $1,200. This amount is due on March 31, 2006.

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

Telephone expense has been accrued at $25 per month with an additional charge of $70 for telephone rental at the previous office for a total of $220 for the period ended July 31, 2005. The accounting treatment for telephone is similar to management fees and rent.

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

An analysis of the money spent to date by Rubincon from the proceeds of its offering is as follows:

               Accountant's  fee  -  internal             $   3,500
               Assaying  -  rock  and  soil  samples          2,163
               Auditors                                       4,760
               Exploration  expenses  (*)                    22,739
               Legal  fees                                    6,973
               Office  expenses                                 570
               Printing                                         460
               Transfer  agents  fees                         6,200
                                                            -------
               Total  use  of  proceeds  to
                       July 31,  2005                     $  47,365
                                                             ======

(*) Rubincon has maintained the Bridge claim in good standing for a further twelve month period. The exploration work undertaken to date, when filed with the Ministry of Energy and Mines, will maintain the Bridge in good standing for a minimum of six more years without Rubincon having to spend any more money on exploration. Part of this amount was set up in accounts payable as at January 31, 2005 and was paid off from proceeds of the money received from subscriptions.

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

ITEM  2.     CHANGES  IN  SECURITIES.

On  March  3,  2005,  the  Company  issued  707,849  shares  as  follows:





                                               Number of    Price per
     Source                  Consideration      Shares        Share       Amount
----------------------       -------------     ---------    ---------    -------
President's purchase .           Cash            50,000    $   0.15    $   7,500
Directors and officers        Shares for
   as a group. . . . .           Debt           371,182        0.15       55,677
New Investors. . . . .           Cash           286,667        0.15       43,000
                                              ---------                  -------
                                                707,849                $ 106,177
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



                                 RUBINCON  VENTURES INC.
                                 -----------------------
                                     (Registrant)




                          By:     /s/   "Ted Reimchen"
                          ---     --------------------
                                     Ted Reimchen
                                Chief Executive Officer
                                President and Director

                     Date:  August 29, 2004



                           By:     /s/ "Irene Campany"
                           ---     -------------------
                                     Irene Campany
                                Chief Financial Officer
                               Chief Accounting Officer
                           Secretary Treasurer and Director

                     Date:  August 29, 2005