Form 10QSB
period 2005-10-31
RUBINCON VENTURES INC
filed 2005-12-15
CIK 1081078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF
THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-29429

RUBINCON VENTURES INC.
(Exact name of small business issuer as specified in charter)

Delaware	98-0200798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1313 East Maple Street, Suite 223
Bellingham, Washington
USA 98225
(Address of principal executive offices)

(360) 685-4240
(Issuer's telephone number)

N/A
(Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

49,738,704 Common shares with a par value of $0.001 per share as at October 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheet of Rubincon Ventures, Inc. at October 31, 2005 , and the statements of operations for the three and nine months ended October 31, 2005 and 2004, and the cash flows for the nine months ended October 31, 2005 and 2004 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending January 31, 2006.

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )

FINANCIAL STATEMENTS

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
BALANCE SHEET
October 31, 2005

ASSETS
CURRENT ASSETS

Cash	$840

Total Current Assets	$840

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$1,011
Accounts payable - related parties	30,103

Total Current Liabilities	31,114

STOCKHOLDERS' DEFICIENCY

Common stock
200,000,000 shares authorized at $0.001 par value;
49,738,704 shares issued and outstanding	49,739

Capital in excess of par value	127,164

Deficit accumulated during the pre-exploration stage	(207,177)

Total Stockholders' Deficiency	(30,274)

$840

The accompanying notes are an integral part of these financial statements.

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended October 31, 2005 and 2004
and the Period February 2, 1999 (date of inception) to October 31, 2005

		Three Months		Nine Months
	2005	2004	2005	2004	Oct 31, 2005

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	6,818	9,518	44,101	28,714	207,177

NET LOSS	$(6,818)	$(9,518)	$(44,101)	$(28,714)	$(207,177)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	49,738	38,413	48,616	38,413

The accompanying notes are an integral part of these financial statements.

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period February 2, 1999 (Date of Inception)
to October 31, 2005

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance February 2, 1999 (date of inception) -		$-	$-	$-
Issuance of common stock for cash	38,413,120	38,413	(36,012)	-
at $0.001 - February 25, 1999
Contributions to capital by related parties -
expenses - 1999-2000	-	-	10,200	-
Net operating loss for the period
February 2, 1999 to January 31, 2000	-	-	-	(23,160)
Contributions to capital by related parties -
expenses - 2000-2001	-	-	10,200	-
Net operating loss for the year ended
January 31, 2001	-	-	-	(19,203)
Contributions to capital by related parties -
expenses - 2001-2002	-	-	10,200	-
Net operating loss for the year ended
January 31, 2002	-	-	-	(24,135)
Contributions to capital by related parties -
expenses - 2002-2003	-	-	10,200	-
Net operating loss for the year ended
January 31, 2003	-	-	-	(31,276)
Contributions to capital by related parties -
expenses - 2003-2004	-	-	10,200	-
Net operating loss for the year ended
January 31, 2004	-	-	-	(34,357)
Contributions to capital by related parties -
expenses - 2004-2005	-	-	9,900	-
Net operating loss for the year ended
January 31, 2005	-	-	-	(30,945)

Balance January 31, 2005	38,413,120	38,413	24,888	(163,076)
Contributions to capital by related parties -
expenses - 2005	-	-	7,425	-
Issuance of common stock for cash -
March 2005	5,938,912	5,939	49,738	-
Issuance of common stock for payment
of debt - March 2005	5,386,672	5,387	45,113	-
Net operating loss for the nine months
ended October 31, 2005	-	-	-	(44,101)

Balance October 31, 2005	49,738,704	$49,739	$127,164	$(207,177)

The accompanying notes are an integral part of these financial statements.

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
STATEMENT OF CASH FLOWS
For the Nine Months Ended October 31, 2005 and 2004 and the Period
February 2, 1999 (date of inception) to October 31, 2005

	Oct 31,	Oct 31,	Inception to
	2005	2004	Oct 31, 2005
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(44,101)	$(28,714)	$(207,177)
net cash provided by operating
activities

Changes in accounts payables	(18,262)	21,314	81,614
Contributions to capital - expenses	7,425	7,500	68,325

Net Changes in Cash Flows from Operations	(54,938)	100	(57,238)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	55,677	-	58,078
Net Change in Cash	739	100	840

Cash at Beginning of Period	101	118	-

Cash at End of Period	$840	$218	$840

SCHEDULE OF NONCASH OPERATING ACTIVITIES
Contributions to capital by related parties - expenses - 1999-2005	$7,425	$7,500	$68,325

The accompanying notes are an integral part of these financial statements.

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

1. ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on February 2, 1999 with authorized common stock of 25,000,000 shares at $.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

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

On October 31, 2005, the Company had a net operating loss available for carry forward of $207,177. The tax benefit of approximately $62,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carry-forward will expire starting in 2020 through 2025.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Unproven Mining Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due their short term maturities.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

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

RUBINCON VENTURES INC.
( Pre-Exploration Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2005

3. UNPROVEN MINERAL CLAIMS

On February 7, 2000, the Company acquired a mineral claim known as the Bridge Claim located in the Bralorne district of British Colombia with an expiration date of December 27, 2005. The claim has not been proven to have a commercially minable ore reserve and therefore all costs of exploration and retaining the property have been expensed.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director’s, and their controlled entities, have acquired 10% of the outstanding common stock and have made no interest, demand loans of $30,103 to the Company, and have made contributions to capital of $68,325 by the payment of Company expenses.

The Company issued 5,386,672 post-split shares for the payment of debt due related parties of $50,500.

5. CAPITAL STOCK

During 2005 the Company issued 5,938,912 post split shares for $55,677 and 5,386,672 post-split shares for payment of debt of $50,500

During August and October 2005 the Company completed two forward stock splits of four shares for each outstanding share.

This report has been prepared showing post split shares from inception.

6. NON-QUALIFIED STOCK OPTION PLAN

On August 20, 2002, the stockholders of the Company approved a Non-Qualified Stock Option Plan which provides for the issuance of a maximum of 240,000 common shares of the Company for future purchase by key employees, independent contractors, technical advisors or directors of the Company at a price of $.15 per share. The Plan will be in effect for ten years. No shares have been issued under the plan on the date of this report.

7. GOING CONCERN

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and contributions to capital by payment of expenses by its officer’s, which will enable the Company to operate for the coming year.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

Rubincon was incorporated under the laws of the State of Delaware on February 2, 1999. Its principal executive office is presently located at Suite 223 –1313 East Maple Street, Bellingham, Washinton USA 98225, Tel: (360) 685-4240; Fax: (360) 685-4222. At the present time, Rubincon does not have any subsidiaries, affiliated companies or joint venture partners.

Rubincon is in the mineral exploration industry having the ownership to the mineral rights on a single lode mineral claim of approximately 1,235 acres located in the Bralorne mining area of British Columbia, Canada. Rubincon has undertaken exploration activities on its mineral claim, known as the "Bridge". Rubincon is a "pre-exploration stage company" without any assurance that a commercially viable mineral deposit, a reserve, exists on the Bridge claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility. Work to date conducted in the spring and summer of 2005 indicates it is unlikely that a reserve exists on the Bridge Claims.

Rubincon acquired the Bridge claim by staking on February 7, 2000, and has performed several exploration programs on the claim which will maintain it in good standing until December 27, 2005. The Bridge claim has not been proven to have any commercially minable ore reserves. As a result, the expenses relating to exploring the claim are expensed as incurred.

Rubincon has $840 in cash as an asset on its balance sheet, and has total liabilities of $31,114. From inception through October 31, 2005, Rubincon generated no revenues, and incurred accumulated losses of $(207,177).

For the nine months ended October 31, 2005, Rubincon generated no revenues and incurred losses of $(44,101) which consist principally of rent and utilities of $2,700, legal and accounting fees $6,440, mineral properties expenses $23,152, management fees of $4,550, EDGAR filing fees of $1,861, office expenses of $2,437 and transfer agent fees of $3,011.

Rubincon anticipates minimum operating expenses over the next twelve months of approximately $36,000 (refer to page 19) not including amounts owed to related parties of $30,103.

To date Rubincon has realized no revenue from the Bridge claim and it would take an unknown number of years of exploration to be able to identify a commercially viable reserve. An exploration program of any size would require additional funds which presently Rubincon does not have. Its ability to raise funds might be limited as more fully described under "Risk Factors".

Rubincon has failed, to date, to raise additional equity or other funds to finance further exploration or drilling of its Bridge claims and results from exploration have been discouraging to date. As a result of this, the Company is seeking to acquire additional mineral properties and it may explore other business opportunities should such opportunities present themselves.

RISK FACTORS

If any of the following risks occur, Rubincon's business, results of operation and financial condition could seriously be harmed. There may be no value in Rubincon's common stock even though it is traded on the NASD’s OTCBB. Trading to date has been extremely low volume and the value of Rubincon’s common stock could decline at any time due to the following risk factors:

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

(i)

prior to any transaction in Rubincon's shares, the broker-dealer will have to deliver a standardized risk disclosure document that provides information about Rubincon and the nature and level of risk in the penny stock market;

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

From Rubincon's shareholders' standpoint, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for Rubincon's shares thereby resulting in the shareholders not being able to dispose of his or her shares at a time when he or she wishes to.

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

Since inception, Rubincon has incurred losses and has an accumulative deficit of $(207,177) as at October 31, 2005. This trend may never be reversed and Rubincon will find it difficult to raise future funding from new investors who do not wish to be involved with a company unable to make a profit. Being unprofitable will affect the market price of Rubincon's shares and shareholders might not be able to sell their shares at a profit or at the price they paid for them.

5.	NO ASSURANCE FURTHER CAPITAL CAN BE RAISED FOR EXPLORATION ACTIVITIES ON TERMS ACCEPTABLE TO RUBINCON AND TO THE INTERESTS OF ITS SHAREHOLDERS.

Rubincon's ultimate success in fully implementing its exploration and sale of any commercially viable minerals on the Bridge claim is dependent on its ability to raise additional capital. This capital may not be available when needed. Even if capital is available, it may be on terms Rubincon deems unacceptable or are materially adverse to the shareholders' interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Rubincon's inability to obtain capital would have a material adverse effect on its ability to implement its growth strategy, and as a result, could require it to diminish or suspend its exploration program and possibly cease its operations. To date, exploration results on the Bridge claim have been discouraging and, as a result, Rubincon believes that it would be difficult if not impossible to raise further funds for further exploration of the Bridge claim.

6.	THERE IS NO ORE RESERVE ON THE BRIDGE CLAIM AND THERE IS THE LIKELIHOOD THAT THERE WILL NEVER BE AN ORE RESERVE ON THE BRIDGE CLAIM

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

If Rubincon is unable to raise future exploration funds for the Bridge claim, there is the possibility the mineral rights to the claim will lapse and Rubincon will have no assets. Without any assets it will be difficult for Rubincon to attract future capital since most investors are not willing to invest in a company which has no assets. The Bridge claim will not be in good standing as of December 27, 2005 and, without further exploration by the Company, will lapse. The Company has not yet made a final decision as to whether or not to allow the Bridge claim to lapse.

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

10.

SOME OF THE DIRECTORS OF RUBINCON HAVE A CONFLICT OF INTEREST SINCE THEY ARE ALSO DIRECTORS AND OFFICERS OF OTHER COMPANIES, BOTH PRIVATE AND PUBLIC, WHICH MIGHT HINDER THEIR FIDUCIARY DUTY TO RUBINCON.

Guy Peckham is a director or officer of other companies and does not have a contract of exclusivity with Rubincon. As a result, opportunities he may encounter for financing or other business opportunities may be exploited by companies other than Rubincon.

11.	THE COMPANY’S SOLE DIRECTOR DOES NOT HAVE MINING EXPERIENCE

Guy Peckham, who at present is the sole director and officer of the Company, does not have mining experience. Therefore, Rubincon might be required to use the assistance of geologists and consultants to assist it in the exploration of the Bridge claim. Such services are expensive, and Rubincon might not have the financial capacity to hire and/or retain these professionals. By having to compensate geologists and consultants, any funds on hand will be reduced quicker and shareholders will suffer a dilution in their ownership interest as Rubincon is forced to raise funds by issuing additional shares for exploration.

12.	LIMITED TIME SPENT BY DIRECTORS AND OFFICERS ON THE AFFAIRS OF RUBINCON MIGHT DELAY ITS FUTURE DEVELOPMENT.

Guy Peckham spends limited time on business of Rubincon; being approximately 5 hours a month. This lack of time being spent on the affairs of Rubincon might in the future have a detrimental financial effect on its development since outside consultants and advisors might have to be hired on a part time basis. New investors might not want to invest in a company where management is not devoting sufficient time to the affairs of the company to allow it to develop and expand its activities in the mining industry. These investors might find it more attractive to invest in other companies where management is working full time and is striving to develop the company's activities and increasing its earnings.

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

Actual events and results may differ materially from those expressed or Forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Rubincon's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, Rubincon's ability to raise capital, develop or explore its mining claims, or discover any valuable reserves at all on Rubincon's mining claim. At the present time, there is no assurance whatsoever that Rubincon will discover any commercially valuable reserves of any kind on Rubincon's mining claim. In such event, Rubincon's entire investment such claim would be worthless. Other important risk factors include changes in laws or regulations effecting Rubincon or its industry, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Rubincon does business, especially those affecting the mining industry.

Rubincon is a Delaware corporation with its only offices in Canada.

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

A grid sample line was then established at the 156 Azimuth below and parallel to the rock cliff outcrop. Representative rockchip samples were taken horizontally across this outcrop, bagging methodically, and submitted to Acme Laboratories, Vancouver, for gold analysis in parts per billion (PPB).

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

Four old portal timber sets were removed. The entrance cave-in was cleared out and one timber set has been replaced. The other three complete timber sets have been cut and peeled and are ready for installation once the second cave-in is cleared.

Three separate representative rock chip samples off the old mine dumb located in front of the adit were bagged and submitted for assay. Subsequently grid sample lines were laid out from baseline stations 0 + 000N, 0 + 010, 0 + 050N, 0 + 070N,0 +090N and 0 + 120N. These grid lines were brushed out with chainsaw and axe, horizontally chained in with sampling stations established every ten metres ready for a combination of a soil sampling and/or a geophysical survey program, concurrently.

Prospecting was expanded to encompass the area above and to the east of the known trenches searching for other rock outcrops and trenches. This immediate area is mountainous, first growth forest with thick underbrush in areas basically covered by overburden except near Lindsey Creek. There the rock outcrops are steep and rugged probably resulting from Lindsay Creek being a profound eons-old fault structure.

All soil samples were bagged at each sampling station and submitted for analysis. The overburden and ash levels had to be removed to get down to the proper sampling horizon.

When the gridline intercepted any new logging spur roads, soil samples were collected along the road bank on ten metre spacing, bagged and submitted for analysis.

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

Baseline station 0 + 050N was extended west as a grid sample line for 170 metres with stations horizontally chained and labeled every ten metres. >From this station 0 + 050N - 0 + 170W, the grid was offset and extended by horizontal chaining to tie in another known quartz-carbonate rock outcrop at station 0 + 550N - 0 + 530W. Three representative rock chip samples were bagged and submitted for analysis. The old mine access road was located and traversed.

A total of approximately 200 soil and rock samples were sent in for fire assay at Acme Analytical Laboratories Ltd. in Vancouver. Results were not encouraging in that there were no significant values of gold based on part per billion.

At the present time Rubincon has the intention of seeking additional mineral properties or business opportunities although the Bridge could be explored in other areas and consideration could be given to undertaking a small drilling program. The intention to seek additional mineral properties or business opportunities is motivated, in part, because Rubincon has not secured additional equity or other financing which would allow it to undertake such a drilling program and, in part, because of the discouraging assay results from the spring / summer 2005 exploration work program.

Market Information

Although Rubincon is a reporting company which trades on the OTC Bulletin Board and regularly files periodic reports under the Securities Exchange Act of 1934, trading to date has been minimal. There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Rubincon.

There are no shares being offered pursuant to an employee benefit plan or dividend and no stock options have been issued under Rubincon’s non-qualified stock option Plan as described below.

Non-Qualified Stock Option Plan

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of	Number Issued/
	Shares	Outstanding
Authorized

Equity compensation
plan approved by	240,000	None outstanding
security holders

Equity compensation
plans not approved by	None	None
None

Holders of Common Shares

There are presently 47 shareholders of record including officers and directors.

Liquidity and Capital Resources

Rubincon has assets of $840, being cash on hand, on its balance sheet as at October 31, 2005. Rubincon was indebted to creditors in the amount of $1,011 and to related parties in the amount of $31,103. The related parties amount was owed to Guy Peckham, the new President of the Company.

Amounts owed to related parties are non-interest bearing and have no fixed terms of repayment.

Funds Required over the Next Twelve Months

Rubincon will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.

Estimated Expenses	Amount

Legal, Auditing and accounting	$16,000
Edgar filing fees	3,400
Management fees	6,000
Rent and utilities	3,600
Transfer agent's fees	3,000
Office	4,000

Estimated requirements for 12 months	$36,000

Rubincon has given no consideration to management fees, rent or telephone in the above projection of funds required over the next twelve months due to the following reasons.

As can be determined from the above, Rubincon presently does not have sufficient funds to meet its cash flow requirements for the next twelve months. The directors and officers might have to advance further funds to Rubincon or seek some form of equity funds in order to ensure that Rubincon continues to operate.

Use of Funds from New Investor

In the nine months ending October 31, 2005, Rubincon accepted subscriptions from 15 investors including Ted Reimchen, former President of Rubincon, in the amount of 336,667 common shares for a total consideration of $50,500. This was in addition to the issuance of 371,182 common shares for the conversion of debts owed to the directors and officers in the amount of $55,667. The offering was closed on March 3, 2005.

An analysis of the money spent to date by Rubincon from the proceeds of its offering is as follows:

Accountant's fee - internal	$3,500
Assaying - rock and soil samples	2,163
Auditors	4,760
Exploration expenses (*)	22,739
Legal fees	6,973
Office expenses	570
Printing	460
Transfer agents fees	6,200

Total use of proceeds to October 31, 2005	$47,365

These funds were expended prior to the beginning of the quarter ending October 31, 2005.

Rubincon is years away from finding an ore reserve and may never do so. Unless substantial funding is realized over the next several years, Rubincon may not be able to survive unless it decides to enter into a joint venture with a company having the funds to finance the Bridge claim or it assumes a small carried interest in it.

Rubincon has not incurred any product research and development.

Results of Operations

There have been no operations on the Bridge claims since the early summer of 2005.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Rubincon has only one executive officer, Guy Peckham, who is acting both in the role of Chief Executive Officer and Chief Financial Officer at the present time.

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

PART II - OTHER INFORMATION

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

ITEM 2.	CHANGES IN SECURITIES.

On March 3, 2005, the Company issued 707,849 shares as follows:

		Number of	Price per
Source	Consideration	Shares	Share	Amount

President's purchase,	Debt	50,000	$0.15	$7,500
Directors and officers as a group

	Cash	371,182	0.15	55,677

New Investors	Debt	286,667	0.15	43,000
		707,849		$106,177

During August and October 2005 the Company completed two forward stock splits of four shares for each outstanding share. No new securities were issued in the quarter ending October 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no meeting of shareholders, and no submission of matters to a vote of security holders during the period.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBIT AND REPORTS ON FORM 8-K

1.

 Rubincon filed a Form 8-K current report with the SEC on October 17, 2005(Item 5) regarding the resignation of Ted Reimchen as Chief Executive Officer, President and Director and his replacement with Irene Campany, who at that point filled the roles of Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer

2.

Rubincon filed a Form 8-K current report with the SEC on November 7, 2005 (Item 5) regarding the resignation of Irene Campany from all officer and director positions and her replacement by Guy Peckham as Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBINCON VENTURES INC.

Date: December 12, 2005	By:	/s/ “Guy Peckham"

Guy Peckham
Chief Executive Officer
President and Director
Chief Financial Officer
Secretary Treasurer
Director