Form 10KSB
period 2006-01-31
RUBINCON VENTURES INC
filed 2006-04-27
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 2006

☐	TRANSACTION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from              to

Commission File number 0-29429

RUBINCON VENTURES INC.

(Exact name of Company as specified in charter)

Delaware	98-0200798
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

1313 East Maple Street
Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code 1-360-865-4210

Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes  ☒    No  ☐                    (2)    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

State issuer’s revenues for its most recent fiscal year:	$-0-

State the aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days $109,818,314 (based on 40,006,672 shares outstanding and the closing price for our common stock on April 20, 2006, which was $2.745).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 20, 2006, the Company had 40,006,672 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

Transitional Small Business Disclosure Format.    Yes  ☒    No  ☐

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL OVERVIEW OF THE COMPANY

We were incorporated on February 2, 1999 under the laws of the State of Delaware. We have no subsidiaries and no affiliated companies. We have not been in bankruptcy, receivership or similar proceedings since our inception. We have not been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Our executive offices are located at 1313 East Maple Street, Bellingham, Washington 98225 (Tel: 360-865-421-) (Fax: 360-865-4222). Currently, currently we have no operations.

On March 16, 2006, we entered into a Letter of Intent (“LOI”) with API Electronics Group Corp. (“API”), an Ontario corporation, which through its wholly-owned subsidiaries, is engaged in the manufacture of electronic components and systems for the defense and communications industries. API and its subsidiaries have operations in Canada and the United States. API’s common stock is traded on the OTCBB (defined below) under the symbol AEGCF. The LOI provides that the Company and API shall enter into a business combination whereby API will become a wholly owned subsidiary of us. We have formed an Ontario subsidiary and API will be combined through an amalgamation with and into that company (“New API”) pursuant to a court approved Plan of Arrangement. The holders of shares of common stock of API will receive ten shares of New API for each share of common stock of API, or if the API shareholder elects, ten shares of our common stock. Each share of common stock of New API will be exchangeable at the option of the holder any time within a ten year period into one share of our common stock. The shares of common stock of New API will be automatically exchanged for shares of common stock of the Company after ten years or sooner, if the holders or we exercise certain call rights. The consummation of the transaction is subject to the execution by the parties of definitive agreements reflecting the transactions, SEC release of a joint proxy statement made to obtain the required shareholder approvals and a registration statement covering the shares of our common stock to be exchanged for shares of common stock of New API, and approval of the shareholders of both API and the Company. The management of New API and the Company will be same as the current management of API and the members of the Board of Directors of API will constitute a majority of the members of the Boards of Directors of New API and the Company.

We also intend to pursue acquisitions in the nanotechnology field. To this end, we have entered into a consulting arrangement with Professor Martin Moskovits, a Professor of Physical Chemistry in the Chemistry and Biochemistry Department and Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara. Mr. Moskovits has been engaged to identify a nanotechnology acquisition or acquisitions for the Company. The consulting arrangement with Professor Moskovits is for a term of one year and is extendable upon the mutual agreement of the parties.

From inception through December 2005, we were engaged in the exploration of mineral properties. Originally we acquired the mineral rights to a claim, called “Rubincon”, located in the Zeballos mining area of British Columbia but due to the terrain of the claim, we allowed the claim to lapse on February 28, 2002 and we no longer have any interest in the property.

On February 7, 2000 we acquired, by way of staking, the “Bridge” mineral claim. The Bridge claim comprised 18 units and is located in the Bralorne mining area of British Columbia, Canada. The land itself is owned by the Province of British Columbia but we had the rights to the various minerals on the claim except for coal which has to be applied to under another licensing agreement. We did not apply for any coal reserves, if any, on the Bridge claim. No ore body was discovered on the Bridge claim and no substantial exploration was done on it other than as described below. The Bridge claim lapsed in December 2005.

Exploration of the Bridge Claim

The Bridge claim was identified and staked by us on February 7, 2000. This claim comprised 18 units totaling 1,235 acres. The claim is located by traveling approximately 2.3 miles east of Gold Bridge, B.C., Canada on the northern shore of Carpenter Lake and approximately 3.5 miles down the McDonald Creek trail to McDonald Lake.

Assessment work for 2003

On January 24, 2003, we undertook a surveillance of the claim by walking the lower part where the grid system had been established during the last several years. Basically, this procedure was performed to determine what the conditions were like on the Bridge claim due to snow and ice conditions being present. From this observation, the consultant was able to determine what equipment was required, being snowshoes, snow mobiles, etc., and assisted in forming a strategy for the balance of the week.

On January 26, 2003 we mobilized our initial exploration efforts by walking the grid system and using a magnetometer every 10 meters (30 feet). A magnetometer is an instrument for measuring magnetic intensity. In ground magnetic prospecting, it is an instrument for measuring the vertical magnetic intensity and for detecting magnetic anomalies and magnetic gradients in rock formation. In other words, it is an instrument which will show unusual formation where high concentration of mineralization might occur.

Basically, upon reaching the 30 foot site, the information shown on the magnetometer and the grid location was recorded in a notebook for future charting. The process of using the magnetometer over the grid system took three full days.

On January 29, 2003, we hired an electromagnetic instrument for assisting in the prospecting process. This instrument is used as a geological method employing the generation of electromagnetic waves at the Earth’s surface. When the waves penetrate the Earth and impinge on a conducting formation or ore body, they induce currents in the conductors, which are the source of new waves radiated from the conductors and detected by the instrument at the surface.

Again, the reading from this instrument was recorded every 30 feet on the grid system. The process took three days to complete.

The actual summation of the data obtained from the magnetometer and electromagnetic needed to be reviewed by a geophysicist to determine if any favorable findings occurred.

Assessment work for 2004

After the year-end, on February 3, 2004, we purchased PAC (Portable Assessment Credits) grants in the amount of $3,194 to be applied against the Bridge claim to maintain it in good standing. With snow conditions, no work could be done on the Bridge at the time the assessment work was due for filing. The PAC grants were applied to the Bridge claim in lieu of work done on the property. The billable portion of this (30%) plus federal taxes was $1,025. Filing fees to the Ministry of Finance of $172 made a total of $1,197. This maintained the Bridge in good standing until December 27, 2004.

Assessment work for 2005

We undertook a prospectus and mapping program on the Bridge where certain samples were obtained for subsequent laboratory testing. The cost of undertaking this exploration program was $3,073 including recording with the Ministry of Energy and Mines for British Columbia. The Company undertook limited additional work on the Bridge claim during 2005. The Bridge claim lapsed on December 27, 2005.

Other Matters:

We have not engaged in or spent any money on any research and development activities over the past two fiscal years.

We have not generated any revenue from the exploration of our mineral property and currently have no operations. We are a shell company as defined in Section 12b-2 of the Securities Exchange Act of 1934 and are seeking the acquisition of an operating company. If the proposed business combination with API is consummated, we will no longer be a shell company.

Our shares were qualified and first quoted on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”) in November 2005. There was only one trade in November, 2005 and after that trade, our common stock did not start trading until March 2006. If the proposed business combination with API is consummated or if not, in the event we acquire another operating company or business, we may apply for our common stock to be quoted on smallcap NASDAQ or other national securities exchange. There is no assurance our shares will continue to be quoted on the OTCBB or will ever be quoted on NASDAQ or listed on a stock exchange.

Planned Business:

In the event that the proposed business combination with API is not consummated, we will pursue other opportunities to acquire an operating company. We have no limitations on the type of operating company or assets we might acquire. We may structure a transaction that would not require shareholder approval.

We have sufficient capital to consummate the transaction with API as proposed in the LOI. However, in the event that transaction is not consummated and we seek another opportunity, we may need additional financing to complete an acquisition. During 2005, we raised gross proceeds of $106,177 from the sale of 707,849 shares of common stock for $0.15 per share that were registered with the Securities and Exchange Commission (“SEC”) on Form SB-2 which was declared effective by the SEC on September 10, 2004. Of such proceeds, we received $50,500 in cash from the sale of our shares and the balance of the proceeds represent shares issued in exchange for the satisfaction of debt. The offering terminated on March 3, 2005. We sold 5,000,000 shares of common stock for $5,000,000 in a private placement in February 2006. The purpose of that capital raise is to fund an acquisition, which we intend to be in the nanotechnology field. We may obtain financing from financial institutions or from the sale of additional shares of common stock, but there can be no assurance that we will be successful in obtaining additional capital from the sale of our capital stock or in otherwise raising substantial capital to effect an acquisition.

We have one officer, who is our Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer, and is also a director of the Company. We have one other director. The sole officer does not devote substantial time to the business of the Company. We have no full time or part time employees.

During the past year, we filed with the SEC various documents such as Forms 10-KSB, 10-QSB and 8-Ks. The shareholders may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information which we have filed electronically with the SEC by accessing the website using the following address: http://www.sec.gov. Presently we do not have our own Internet address. We are prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC.

This Form 10-KSB contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause us or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RISK FACTORS

There are certain inherent risks which will have an effect on our development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact in the future on our development.

1. FUTURE TRADING IN OUR COMMON STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is and most likely will continue to be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to entities with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income for the current and the past two years exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

2. WHETHER WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN

Our auditors, in our audited financial statements for the fiscal year ended January 31, 2006, have indicated a concern in their audit report about our ability to continue as a going concern. The reasons are because we have no business and have suffered losses from development stage activities, and although we pursuing our business plan and are seeking an acquisition, and if necessary will seek, additional sources of equity or debt financing, there is no assurance that these activities will be successful. We raised $5,000,000 in a private placement in February 2006 and entered into the LOI with API in March 2006. Although there is can be no assurance that the proposed transaction with API will close, we believe that the money raised in the private placement will give us sufficient funds to pursue our business plan. There can be no assurance that we will successfully implement our business plan.

3. WE ARE UNCERTAIN IF WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR AN ACQUISITION.

We have incurred a cumulative net loss for the period from February 2, 1999 (date of inception) to January 31, 2006 of $279,713. As a result of these losses and negative cash flows from operations, our ability to continue operations is dependent upon the availability of capital from outside sources unless and until we make an acquisition and achieve profitability. We raised $50,500 in cash from the sale of registered shares that closed in March 2005. We recently raised $5,000,000 through a private placement of its securities in February 2006. The purpose of this capital raise is to fund an acquisition. We believe that such funds will be sufficient to pay the Company’s ongoing expenses for the foreseeable future, but may not be sufficient to enable the Company to acquire an operating company. We do not need additional capital to consummate the proposed business combination with API. However, there can be no assurance that the business combination with API will be consummated.

4. STOCK MARKET ISSUES AND CORPORATE GOVERNANCE

Our Common Stock is currently quoted and trades on the OTCBB in the United States. The OTCBB is operated by NASDAQ. In the event we complete an acquisition, if we meet the applicable requirements, we may file an application to be quoted on the NASDAQ small cap market or a national securities exchange (collectively, an “Exchange”). Unlike the OTCBB, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans. The Exchange will require that a majority of the members of our Board of Directors be independent directors as defined by the Exchange. The independent directors must have regularly scheduled meetings at which only independent directors are present. Compensation our chief executive officer must be determined, or recommended to the Board of Directors for determination, either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors, and the chief executive officer cannot be present during voting or deliberations. Compensation of all other executive officers must be determined, or recommended to the Board of Directors either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors. Director nominees must either be selected, or recommended for selection by the Board of Directors either by (i) a majority of the independent directors, or (ii) a nominations committee comprised solely of independent directors. The nominations process must be set forth in a formal written charter or a Board of Directors’ resolution. We will have to adopt a new written audit committee charter. In addition, the audit committee will have to be composed of at least three (3) members, all of whom are independent as defined by the Exchange and under SEC Rule 10A-3(c), and who have not participated in the preparation of our financial statements or any subsidiary of ours during the past three (3) years. One member of the audit committee must have specified employment experience in finance or accounting. Accordingly, we would have to appoint three independent directors to serve on our audit committee and one of those audit committees members would need the required experience in finance and accounting. We do not currently meet these corporate governance requirements. Some Exchanges have lesser requirements for small business issuers, but such requirements would still require us to make substantial changes in our Board structure and internal procedures. It is likely that after an acquisition we would continue to qualify as a small business issuer. The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal proportionately to the common share consolidation and our aggregate market value may decline. In order to attract independent directors, we anticipate that we will need to purchase directors and officers insurance, which is costly.

5. THE ORIGINAL SHAREHOLDERS AND OTHER SHAREHOLDERS ACQUIRED SHARES AT EXTREMELY LOW PRICES

All of our original shareholders acquired shares at $0.001 per share and we have other shareholders who have acquired shares under the prospectus effective September 10, 2004 who paid $0.15 per share. The shareholders who purchased shares in the private placement paid $1.00 per share. The closing price of our common stock was trading at the market close on April 20, 2006 was $2.745. The original shareholders could liquidate their shares at prices substantially below the price paid by the later shareholders and still realize a substantial profit. The shareholders who purchased their shares for $0.15 could liquidate their shares at prices substantially below the price paid by the shareholders in the private placement and still realize a substantial profit.

6. FUTURE ISSUANCE OF STOCK OPTIONS, WARRANTS AND/OR RIGHTS WILL HAVE A DILUTIVE EFFECT ON EXISTING AND FUTURE SHAREHOLDERS

The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of our common shares for all shareholders. We established a Non-Qualified Stock Option Plan as described in Item 5, Market for Common Equity and Related Stockholder Matter Report of this Form 10-KSB, but did not issue any stock options under that plan. That plan was terminated in March 2006. We issued an aggregate of 125,000 options to a consultant and one of our directors after January 31, 2006. We intend to adopt a new Stock Option Plan in the future and expect to issue stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, we may sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

If we effect the proposed business combination with API, we will issue a substantial amount of shares of common stock and a limited number of options. If that transaction is not consummated and we acquire another operating company or business, it is likely that we will issue a substantial amount of shares of common stock and possibly options and other classes of capital stock to the owners of such company or business. The acquisition of an operating company is likely to result in substantial dilution to the holders of our common shares.

7. WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

8. CONFLICT OF INTEREST

Some of our Directors are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. Mr. Guy Peckham, who is the sole officer and a direct or of the Company, is involved in other business activities as a private investor. Mr. Donald Wright, who is a director of the Company, is also a director of CECO Environmental Corporation, a company listed on the NASDAQ that is a provided of air pollution control products and services. Mr. Wright is also involved full time in the real estate business. Both Mr. Peckham and Mr. Wright have limited time to devote to the Company.

9. SHELL COMPANY

We are a shell company, have no operations and do not generate revenue. We have entered into the LOI with API to enter into a business combination. If that transaction is not consummated, we will pursue another acquisition of an operating company. We have engaged Professor Martin Moskovits to assist us identify an acquisition in the nanotechnology field. There can be no assurance that the business combination with API will be consummated or that we will be able to acquire an operating company or business. Further, if we are able to acquire an operating company or business, there is no assurance that we will be able to operate profitably. Although there are many companies that are looking to become public through a reverse acquisition/shell merger, there is competition for attractive acquisition candidates and there can be no assurance that we will be able to find a suitable acquisition.

10. LACK OF LIQUIDITY FOR OUR COMMON STOCK; NO TRADING MARKET

Although our common stock is quoted on the OTCBB, there was only one trade from November 2005 through early March 2006. Since early March, our common stock has been thinly traded. Accordingly, the market for our common stock is thin and the trades may not represent the price a holder of common stock could expect to receive in the marketplace for a substantial number of shares. There is no assurance that a liquid trading market for our common stock will develop.

11. KEY-MAN INSURANCE

We carry no key-man insurance. In the event the Mr. Peckham either departed the Company, we may not have the available funds to attract an individual of similar experience to operate the Company.

12. NO EMPLOYEES

We have one officer, who is also a director and one other director. The sole officer devotes some time to the affairs of our Company but not full time since he has other occupations, which requires the majority of his time. As a group, the directors and officers devote less than fifteen (15) hours a month to our affairs. We have no full time or part time employees at the present time.

13. BUSINESS RISKS OF CURRENCY FLUCTUATIONS

Our mining operations were conducted in Canada. Our President is located in Canada. API has substantial operations in Canada and conducts business with Canadian customers. If we acquire API, we will be subject to risks of currency fluctuations of the Canadian dollar versus the US dollar. Our functional currency is the US dollar and our financial statements are presented in US dollars. Over the past several years the value of the Canadian dollar has increased materially relative to the value of the US dollar. This trend could have a negative impact on our financial statements. We do not hedge our currency risks.

14. REGULATORY CHANGES AFFECTING PUBLIC COMPANIES

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and responds to new requirements. Some of these rules are still being phased in. The new rules will make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and it cannot predict or estimate the amount of the additional costs it may incur or the timing of such costs.

ITEM 2. DESCRIPTION OF PROPERTIES

We have no property. Our principal place of business is located at 1313 East Maple Avenue, Bellingham, Washington 98225. That space is provided to us free of charge by a business associates of our former officers on a month to month basis. Our right to the Bridge claim lapsed in December 27, 2005.

We have not generated any revenue from operations during the last three fiscal years. We have entered into the LOI and plan to effect a business combination with API. If the business combination with API is not consummated, then we plan to acquire another operating company. Other than the LOI with API and our alternative plans, which are only general in nature, we have no plans to acquire any plant or equipment in the immediate future. Other than in connection with the business combination with API or another acquisition, we do not plan to increase the number of employees during the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which our property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Special Meeting of Stockholders

There were no meetings of shareholders and no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 31, 2006.

On September 13, 2005, by a Shareholder’s Consent in lieu of a special meeting of shareholders, our shareholders approved the following matters:

1. An increase in the authorized share capital of the Company from 25,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001.

2. The amendment of the Company’s Certificate of Incorporation to reflect the increase in the authorized shares.

There were 12,434,676 common shares outstanding at September 13, 2005, the date of the consent. The holders of 6,397,516 shares of common stock voted their shares in favor of the matters submitted to shareholder consent, which represented 51.44% of our outstanding shares of common stock on the date of the consent.

Because we did not circulate an Information Statement to shareholders in connection with this consent of shareholders, the action did not comply with SEC regulations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock qualified for quotation in the OTCBB under the symbol RBCV in November 2005. The OTCBB is operated by NASDAQ. Prior to November 2005 there was no established trading market for our common stock. There was one trade of our common stock in November 2005 at a price of $1.20. There were no other trades until March 2006. There were no bids for our common stock until March 2006.

The following table sets forth the reported high and low bid prices of our common shares for each quarter as reported by NASDAQ for the fiscal periods indicated (the common stock commenced trading on the OTCBB in November 2005). Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The source of the information in the table is Union Securities Ltd. and www.globeinvestorcom. During August 2005, the Company completed a four-for-one common stock split and during October 2005, the Company completed a second four-for-one common stock split. The bid prices set forth below reflect the bids subsequent to both stock splits.

	Period	High Bid	Low Bid
Fiscal 2007	First Quarter (4/30/06) (until 4/20/06)	$2.91	$1.20

Fiscal 2006	Fourth Quarter (1/31/06)	N/A	N/A
	Third Quarter (10/31/05)	N/A	N/A

	Second Quarter	N/A	N/A
(until 7/31/05)
	First Quarter (4/30/05)	N/A	N/A

Fiscal 2005:	Fourth Quarter (1/31/05)	N/A	N/A
	Third Quarter (10/31/04)	N/A	N/A
	Second Quarter (7/31/04)	N/A	N/A
	First Quarter (4/30/04)	N/A	N/A

Since our inception, we have not paid any dividends on our common stock. We have no limit on our ability to pay dividends on our common stock but we do not anticipate that we will pay dividends in the foreseeable future.

At January 31, 2006 we had 32 shareholders of record. As of April 20, 2006 we had 13 shareholders of record.

EQUITY COMPENSATION PLAN INFORMATION

On June 19, 2002, our Board of Directors approved and adopted a Non-Qualified Stock Option Plan (the “Stock Option Plan”), which provided for the grant of options to purchase an aggregate of 240,000 shares of Common Stock at an option price of $0.15 per share (prior to the two four-for-one stock splits that became effective in August 2005 and October 2005, respectively). The Stock Option Plan was approved by our Stockholders at our Annual General Meeting held on August 20, 2002. The purpose of our Stock Option Plan was to make options available to our directors, management and significant contractors in order to encourage them to secure an increase, on reasonable terms, of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

The Stock Option Plan was administered by our Board of Directors, which determined the persons to be granted options under the Stock Option Plan, the number of shares subject to each option, and the option period, and the expiration date, if any, of such options. The exercise of an option could have been less than fair market value of the underlying shares of Common Stock. No options granted under the Stock Option Plan were transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

The information in the chart is current as of January 31, 2006, the end of the Company’s most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	240,000	Not outstanding	240,000
Equity compensation plans not approved by security holders	None	None	None
Total	240,000	None outstanding	240,000

The Stock Option Plan was terminated on March 9, 2006 by our Board of Directors because of certain changes in the tax laws which would have required material amendments to the Stock Option Plan. As of January 31, 2006 and as of the date of termination, there were no options issued under the Stock Option plan. We expect to adopt a new stock option plan in the near future, which plan would be submitted to the shareholders for approval.

In March 2006, we entered into a consulting agreement with Professor Martin Moskovits pursuant to which we issued to such consultant options to purchase 100,000 shares of our common stock for an exercise price of $1.00 per share. The options have a five year term. One quarter or 25,000 of the options are vested. The 75,000 unvested options will vest only upon our consummation of an acquisition in the nanotechnology field that Professor Moskovits is instrumental in identifying.

In March 2006, we issued options to purchase 25,000 shares of common stock to Donald A. Wright, a Director of the Company. The option exercise price is $1.00 per share. The options have a ten year term. One half or 12,500 of the options are vested, but are not exercisable until September 2006. The remaining 12,500 unvested options will vest one year from the date of issuance.

SHARE ISSUANCES AND COMMON STOCK SPLITS

During the fiscal years ended January 31, 2002, 2003, 2004 and 2005 we did not issue any additional shares. Share issuances during the fiscal year ended January 31, 2006 are explained below.

SALE OF REGISTERED SHARES AND USE OF PROCEEDS

On September 10, 2004, our registration statement on Form SB-2, filed with the SEC as filed number 333-102540, became effective. There were no underwriters for the offering. We offered a minimum of 300,000 common shares and a maximum of 1,000,000 common shares at a price of $0.15 per share, for minimum gross offering proceeds of $45,000 and maximum gross offering proceeds of $150,000. On March 3, 2005, we issued 707,849 shares of common stock for $0.15 per share pursuant to this registration statement on Form SB-2, as follows:

Source	Consideration	Number of Share	Price per Share	Gross Proceeds**
Former President’s purchase	Cash	50,000	$0.15	$7,500
Directors and officers as a Group	Shares for debt	371,182	0.15	55,677
New investors	Cash	286,667	0.15	43,000

		707,849		$106,177	*

*	Only $50,500 of such amount was cash.

**	We realized net proceeds, after payment of offering expenses of $12,250 (estimated) of $93,927, of which $38,250 was cash.

This offering was closed on March 3, 2005 after the sales of common stock set forth above.

An analysis of the money spent to date by the Company from the proceeds of its offering is as follows:

Offering expenses (reasonable estimates of amounts actually paid) totaled $12,250. No amounts paid for offering expenses were paid to persons who are or were formerly officers and, directors and affiliates of such persons, owners of 10% or more of securities of the Company and affiliates of the Company.

Type of Expense	Amount
Underwriters Fees	$0
Placement Fees	$0
Transfer Agent Fees	$1,000
Accounting Fees	$2,550
Legal Fees	$8,500
Printing Fees	$100
Registration Fees	$100

Total Offering Expenses	$12,250

The balance of the offering proceeds ($38,250) were used to fund general and administrative expenses and mineral property expenditures during the fiscal year ended January 31, 2006.

Amount of offering proceeds paid to officers and, directors and affiliates of such persons, owners of 10% or more of our securities and our affiliates: Other than the issuance of 371,182 shares of common stock in satisfaction of debt we owed to certain former officers and directors, none of the offering proceeds were paid to officers, directors or owners of 10% or more of our securities or our affiliates.

STOCK SPLITS

During August 2005, we completed a four-for-one common stock split and during October 2005, we completed a second four-for-one common stock split.

PRIVATE PLACEMENT OF SHARES

In February 2006, we issued 5,000,000 shares of common stock for $1.00 per share, for an aggregate purchase price of $5,000,000, to two accredited investors, Armen Investments LLC and James H. Batmasian. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering and Regulation D promulgated thereunder. There were no underwriting discounts or commissions paid in connection with this private placement.

In March 2006, we issued options to purchase 100,000 shares of our common stock to Martin Moskovits, who is an adviser and consultant to Rubincon. There were no underwriters employed in connection with this issuance. The options are exercisable at an exercise price of $1.00 per share for a period of five years. One fourth of the options, or options to purchase 25,000 shares of our common stock vested upon issuance. The remainder of the options will vest upon the consummation of an acquisition in the nanotechnology field that the consultant is instrumental in identifying for us. The issuance of this option was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with this private placement.

In March 2006, we issued options to purchase 25,000 shares of common stock to Donald A. Wright, a Director of the Company. The option exercise price is $1.00 per share. The options have a ten year term. One half or 12,500 of the options are vested. The remaining 12,500 unvested options will vest one year from the date of issuance. The issuance of this option was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with this private placement.

CANCELLATION OF SHARES

In December 2005, 14,752,032 shares of our common stock were cancelled. The details of the share cancellations are set forth in the following table.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price per Share (or Units)	(c) Total Number of Shares (Common) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
November 1, 2005 through November 30, 2005	None	N/A	N/A	N/A
In December 2005, 14,752,032 shares of common stock of the Company were cancelled December 1, 2005 through December 31, 2005[1]	14,752,032 Common Shares	$0.00	N/A	N/A
January 1, 2006 through January 31, 2006	None	N/A	N/A	N/A

The number of shares of common stock has been adjusted to reflect a four-for- one common stock split that occurred on August 30, 2005 and a four-for one common stock split that occurred on October 6, 2005. The cancelled shares represented 29.66% of our issued and outstanding shares of common stock at the time of cancellation and at January 31, 2006.

[1]	The 14,752,032 shares of common stock were cancelled by us on December 8, 2005. We did not pay any amounts to these shareholders in connection with the cancellation of their shares. The cancellation of shares was authorized by the sole director of the Company on December 7, 2005. The persons whose shares were cancelled were six shareholders who were our former principals/directors and their spouses or family members. We requested that these shares of common stock be cancelled, in part, because of management’s belief that the cancellation would make us more attractive to a potential target acquisition if we had fewer issued and outstanding shares. The persons whose shares were cancelled provided stock powers to us to effect the cancellation. The Company’s principal business operations were located in Canada and our principals and directors whose shares were cancelled are Canadian. In Canada, in accordance with National Policy 46-210 and TSX Venture Exchange policies, when a junior or venture issuer lists its securities, the principals place their shares in escrow under the terms of an escrow agreement. Generally, if the principals leave the issuer or the issuer changes its business or assets, the shares held by such persons are cancelled. The share cancellation effected by us, was essentially the cancellation of shares held by principals and/or their spouses or family members, on the abandonment of the Company’s mineral properties and the termination of management services to the Company by such persons, which is a transaction common in Canada.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply a conclusion that such results or trends will necessarily continue in the future.

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Report on Form 10-KSB. See Item 7 – Financial Statements.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to our financial statements have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

We do not presently have active business operations, but are seeking a business opportunity to pursue. For this reason, few accounting policies (such as revenue recognition, for example) are critical to the presentation of our financial results.

We have entered into a LOI with API to effect a business combination. See Item 1-Description of Business for a description of the transaction.

Share Capital

Our Certificate of Incorporation currently provides that we are authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As of January 31, 2006 there were 34,986,672 shares of common stock issued and outstanding. As of April 20, 2006, there were 40,006,672 shares of common stock issued and outstanding.

The increase in share capital was the result of the issuance of (i) 5,000,000 common shares at a price of $1.00 per share in a private placement and (ii) the issuance of 20,000 common shares for a loan placement fee valued at $0.15 per share (which we undertook to issue in 2005 at the time the loan was made), subsequent to the period end on January 31, 2006.

Liquidity and Capital Resources

As at January 31, 2006 (“Fiscal 2006”), we had $65,967 in current assets, and $168,777 in liabilities, including cash or cash equivalents amounting to $65,967. The liabilities of $168,777 include accounts payable and accrued liabilities of $23,674, a note payable of $100,000 and an amount due to a related party of $45,103.

As at January 31, 2005 (“Fiscal 2005”) we had $101 in current assets and $99,876 in current liabilities. The liabilities of $99,876 included accounts payable and accrued liabilities of $42,273 and amounts due to related parties of $57,603.

The increase in current assets (cash and cash equivalents) to $65,967 is a reflection of the loan proceeds of $100,000 that our management arranged to fund our working capital and our possible acquisition of a new business given the failure of our exploration on the Bridge Property to provide encouraging mining exploration results.

The related party amounts reflect our continued reliance on loan funds from management or principals to meet our cash and working capital requirements.

Subsequent to the year end, we completed a private placement of 5,000,000 of our common shares at a price of $1.00 per share for proceeds of $5,000,000. This private placement closed in February 2006.

The funds from this private placement are expected to meet the Company’s working capital requirements for the next year and will be used to provide working capital to API after consummation of our business combination with API. However, we are not aware, at this time, of the precise use that the funds that will be used as working capital for API will be used for. We publicly announced that we have entered into an agreement to effect a business combination with API through which we will acquire API after the close of business on March 27, 2006.

Our requirements for funds, excluding those of API, assuming that the business combination with API closes, over the next twelve months are as follows:

Accounting and auditing	$35,000
Bank charges	1,000
Edgar filing fees	14,000
SEC filing fees	10,000
Franchise taxes – Delaware	50
Legal	200,000
Office expenses	1,000
Transfer agent’s fees	3,500

Total estimated expenses before account payables as stated below	$264,550

Account Payable	23,674
Note payable - third parties	100,000
Related Party debts due	45,103
Management Agreement	60,000
Director Agreement	$10,000

Estimated expenses for the next twelve months	$503,327

(i)	Accounting and auditing fees are expected to increase substantially as a result of the business combination with API and do not include API’s audit or legal costs;

(ii)	Estimated bank charges are based on the prior year and some increased activity;

(iii)	Edgar filing fees are based on the estimated cost of filing various SEC filings associated with compliance with the Securities Exchange Act of 1934 and the closing of the business combination with API.

(iv)	SEC filing fees represent estimated SEC filing fees that we expect to pay in connection with the business combination with API.

(v)	The Franchise Tax is based on the actual amount paid subsequent to January 31, 2005;

(vi)	Our legal fees have increased significantly in connection with our raising of $5,000,000 in working capital (private placement of 5,000,000 common shares). This estimate also includes the legal fees expected for closing of our business combination with API. as well as ongoing review of other SEC filings;

(vii)	Office expenses include photocopying, delivery, fax and purchase of office supplies. We do not anticipate an increase in these costs as we do not intend to open an office but instead will operate as a holding company out of the executive offices of API upon closing of the business combination with API;

(viii)	Transfer agent fees represent the annual transfer agent’s fee of $1,200 and an estimated amount of $2,300 for the printing of share certificates and other activities in the next year;

(ix)	We have a management agreement with Guy Peckham, our President, calling for us to pay a total of $5,000 per month compensation to Mr. Peckham for acting in this role.

(x)	We pay directors fees of $2,500 per quarter to Donald Wright.

We do not anticipate that we will incur exploration and development expenditures as we have in the past because we are no longer involved in the development of mineral resource properties. As a result, our mineral property expenditures of $23,152 in Fiscal 2006 will decrease to $0 in the fiscal year ending January 31, 2007.

At the present time, we have no contractual obligations for leased premises, rental premises, employment agreements or work commitments other than as described below.

Our only employment or management agreement is with our President, Guy Peckham, which requires us to pay $5,000 per month as compensation to Mr. Peckham. The management agreement provides that it can be terminated with 30 days’ notice.

We do not anticipate hiring any employees at the present time but will continue, where required, to pay fees on a contract or consulting basis for bookkeeping, EDGAR filing and other services.

Results of Operations

We have had no revenue to date. We have no operations and are a shell company as defined in Rule 12b-2 of the Exchange Act. We expect to remain a shell company as defined in Rule 12b-2 of the Exchange Act until such time as we have closed our business combination with of API, assuming that this transaction closes. If the transaction with API does not close, we will seek another acquisition or business combination.

We have no leased office premises and we have no plans for the acquisition of any plant or equipment. Assuming that the API acquisition transaction closes, we anticipate that we will operate our executive offices from the same location as the executive offices of API.

Net Sales

We had no net sales in Fiscal 2006 or Fiscal 2005.

Gross Profit

We sold no products nor did we produce any products in Fiscal 2006 or Fiscal 2005 and as a result had no gross profit for those years.

Administrative Expenses

General and Administrative expenses increased to $93,485 in Fiscal 2006 from $26,951 in Fiscal 2005. The increase in expenses was due primarily to our seeking to list our securities for trading on the NASD’s OTCBB, which we accomplished in November 2005.

Operating Loss and Net Loss for the Period

We incurred a net loss of $(116,637) for Fiscal 2006, which represents an increase from the $(30,945) net loss for Fiscal 2005. This increased loss was the result primarily of the increase in general and administrative expenses.

The basic and diluted earning per common share decreased from $(0.013) in Fiscal 2005 to $(0.003) for Fiscal 2006. This decreased loss is primarily the result of a large increase in the weighted average number of common shares used in the per share calculation (to 46,470,197 as at January 31, 2006 from 2,400,820 as at January 31, 2005). It should be noted again that the actual net loss for the period increased due to the increase in expenses for Fiscal 2006.

We expect that we will continue to incur operating and net losses, unless and until the business combination with API is completed.

Interest and Other Expenses

We reported interest and other expenses of $1,479 for Fiscal 2006 (for the $100,000 note payable) and -0- in Fiscal 2005. Interest and other expenses during the periods when we had active business are presented as discontinued operations.

Net Income

We were engaged in the exploration and development of mineral properties during Fiscal 2006 and Fiscal 2005, and did not generate sales in either Fiscal year. Accordingly, there was no net income for either Fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included in this Form 10-KSB immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with a change in such independent accountants. We changed independent accountants for our fiscal year ended January 31, 2006, which was reported on a Form 8-K filed with the SEC on February 8, 2006. The former accountants resigned at our request. The change in independent auditors was made because of our geographical proximity to the new auditors. The name of our new accountants, who were engaged in February, 2006, is James Stafford Chartered Accountants. Our Board of Directors approved the change in accountants to James Stafford Chartered Accountants on January 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (which offices are filled by the same person) of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006. Based upon his evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the fiscal year ended January 31, 2006, there have been no changes in the our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In December 2005, 14,752,032 shares of our common stock were cancelled. The cancelled shares represented 29.66% of our issued and outstanding shares of common stock at the time of cancellation and at January 31, 2006. The share cancellation transaction is described in detail in Item 5 Market for Common Equity and Related Stockholder Matters.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers

The following table sets forth as of January 31, 2006, the name, age, and position of each of our executive officers and directors and the term of office of each director.

Name	Term as Director Age	Position Held	Since
Guy Peckham	41	Chief Executive Officer, President, Chief Financial Officer, Secretary- Treasurer, and Director	2005
Donald Wright	68	Director	2006

Each director of the Company serves for a term of either (i) one year and until his or her successor is elected at our annual shareholders’ meeting or (ii) if such director was elected after our annual shareholders’ meeting for the relevant year, then until his or her successor is elected at our annual shareholders’ meeting and is qualified, and in all cases, subject to removal by the Company’s shareholders at any time. Each officer serves, at the pleasure of the Board of Directors, for a term of one year or less, if appointed at a time other than the annual meeting of directors, and until his or her successor is elected at a meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the Company’s executive officers and directors.

GUY PECKHAM, age 41, became the Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and directors of the Company on November 7, 2005. From 2001 to the present Mr. Peckham has been a private investor and consultant. From 1999 through 2001, he was the owner and President of Goodlife Brands, Inc., a company formerly known a Schwans Canada, that offered customers in Western Canada direct to home gourmet frozen entries, desserts and ice cream. Since 1992 he has been the President of Peckham Enterprises Ltd., which is a holding company that has investments in real estate and three private businesses: a car wash, a motel and a sports team. Mr. Peckham has not served as an officer or director of a reporting company other than the Company.

DONALD WRIGHT, age 68, became a director of the Company on February 15, 2006. Mr. Wright has been a principal of and real estate broker with The Phillips Group in San Diego, California, a company which is a real estate developer and apartment building syndicator, since 1992. From November 1996 through January of 2005, Mr. Wright served as a real estate broker with Prudential Dunn Realtors in Pacific Beach, California. Since January 2005, he has been a real estate broker with One Source Realty GMAC. Mr. Wright has been a director of CECO Environmental Corp. (CECO), a manufacturer of air pollution control products and services that is traded on NASDAQ under the symbol CECE, since February 20, 1998. Mr. Wright has also been a member of the Audit Committee of CECO Environmental Corp. (“CECO”) since February 20, 1998 and since January 1, 2002 has been a member of the Committee established to administer CECO’s stock option plan. Mr. Wright has not been an officer or director of any other reporting company.

Significant employees

None of the directors or executive officers work full time for us, but intend to devote such time as their responsibilities require. It is estimated that monthly time contributed to us by our sole officer, who is also a director, will be no more than approximately twelve hours per month and that the time attributed to the Company by its second director will be no more than three hours per month. Our sole officer’s duties are expected to be mainly of administrative, planning duties and identification of acquisition opportunities.

Effective March 15, 2006 the Company has entered into a consulting arrangement with Professor Martin Moskovits. Since 2000, Professor Moskovits has been a Professor of Physical Chemistry in the Department of Chemistry and Biochemistry Department and Dean of the Division of Mathematical and Physical Sciences in the College of Letters of Sciences at the University of California Santa Barbara. We have engaged Professor Moskovits to identify a nanotechnology acquisition or acquisitions for us. Professor Moskovits receives a consulting fee of $10,000 per month and received options to purchase 100,000 shares of our common stock, 25,000 of which have vested. The consulting arrangement with Professor Moskovits is for a term of one year and is extendable upon the mutual agreement of the parties. The consulting agreement is terminable earlier by us upon the occurrence of certain events and by Professor Moskovits upon 60 days notice.

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

Involvement in certain legal proceedings

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person or for a business of which such person was an executive officer, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert.

The Board of Directors has determined that we do not have an audit committee financial expert serving on our audit committee. The members of our current audit committee, who were appointed on March 9, 2006, consist of our two directors, who are our entire Board of Directors. We do not have an audit committee financial expert because we currently have no business operations and are not generating revenue, and as a result we believe it would be difficult to attract an audit committee financial expert. We intend to obtain a financial expert for our audit committee after we consummate the business combination with API, or if that transaction does not close, acquire another operating business. The current Audit Committee has not met since its formation. Our prior audit committee members resigned from our Board of Directors during November 2005.

Recommendation of Nominees to the Board of Directors

We have not adopted procedures by which security holders may recommend nominees to the Board of Directors.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

We know of the following directors, officers and beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that failed to timely file any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year.

The following table sets forth as of January 31, 2006, the name, position of each Reporting Person that failed to timely file a report required to be furnished pursuant to Section 16(a) during the fiscal year ended January 31, 2006, the number of late reports, the number of transactions that were not reported on a timely basis, the date of the event requiring reporting and the date the report was filed.

Name	Number of Late Reports	Number of Transactions that Were not Reported on a Timely Basis	Position	Form Report Filed	Date Filed [1]
Ted Reimchen	One	One Transaction	Former Chief Executive Officer, President and Director	Form 4	March 16, 2005

Irene Campany	One	One Transaction	Former Chief Financial Officer, Secretary, Treasurer and Director	Form 4	March 16, 2005

Martine Rummelhoff	One	One Transaction	Former Director	Form 4	March 16, 2005

(1)	In each case, the date of the transaction was either March 3 or March 5, 2005.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions and other designated officer.

We will provide a copy of our Code of Ethics to any person without charge, upon request sent to our executive office at 1313 East Maple Street, Suite 223, Bellingham Washington 98225, attention: Investor Relations.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

There was no cash compensation paid to any of our directors or executive officers during the fiscal year ended January 31, 2006; however, Guy Peckham received $15,000 subsequently to January 31, 2006 for compensation earned during the fiscal year ended January 31, 2006.

The following table sets forth compensation paid or accrued by us for the last three years ended January 31, 2006:

SUMMARY COMPENSATION TABLE (2004, 2005 AND 2006)

Long Term Compensation (US Dollars)
	Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary and Bonus	Other Annual Comp. ($)	Restricted Stock awards ($)	Options/ SAR ($)	LTIP payouts ($)	All other compensation ($)
Guy Peckham[1] President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	2006	$15,000	-0-	-0-	-0-	-0-	-0-

Former Ted Reimchen	2004	-0-	-0-	-0-	-0-	-0-	-0-
President, and	2005	-0-	-0-	-0-	-0-	-0-	-0-
Director	2006	-0-	-0-	-0-	-0-	-0-	-0-

Former Irene Campany	2004	-0-	-0-	-0-	-0-	-0-	-0-
Secretary Treasurer	2005	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2006	-0-	-0-	-0-	-0-	-0-	-0-

Former Martine Rummelhoff	2004	-0-	-0-	-0-	-0-	-0-	-0-
Director	2005	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-

[1]	We pay Guy Peckham $5,000 per month for his services as our President. This arrangement became effective as of November, 2005 and was formalized in a written agreement in April 2006.

During our fiscal year ended January 31, 2006, there were no stock options or stock appreciation rights granted to or held by Guy Peckham, our sole executive officer or to any of our former executive officers.

Other than described above, we had no long term incentive plans for executive officers during the fiscal year ended January 31, 2006.

BONUSES AND DEFERRED COMPENSATION

None

PENSION TABLE

None

OTHER COMPENSATION

None other than described more fully in this Form 10-KSB.

COMPENSATION OF DIRECTORS

There are no standard arrangements for the compensation of our directors. There were no other arrangements pursuant to which any director of the Company was compensated during the Company’s fiscal year ended January 31, 2006. We pay Donald A. Wright a quarterly fee of $2,500 for his services as a director. This arrangement became effective in March 2006. In March 2006, Mr. Wright received options to purchase 25,000 shares of our common stock. The option exercise price is $1.00 per share. The options have a ten year term. One half or 12,500 of the options vested upon issuance and become exercisable six months thereafter. The remaining 12,500 unvested options will vest one year from the date of issuance.

We expect to compensate our directors in the future. At this time, other than with respect to Donald A. Wright, no decision has been made as to the appropriate compensation for directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

1.	We have entered into a compensation agreement with Guy Peckham, our sole officer, pursuant to which we pay Mr. Peckham $5,000 per month for his services as our President. Other than our arrangement with Mr. Peckham, there are no employment contracts or similar agreements between us and any executive officer listed above.

2.	There are no compensatory plans or arrangements, including payments to be received from us, with respect to any executive officer named above, which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us or its subsidiaries, or any change in control of us, or a change in the person’s responsibilities following a change in control of us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMPENSATION PURSUANT TO PLANS

On June 19, 2002, the Board of Directors of the Company approved and adopted a Non-Qualified Stock Option Plan (the “Stock Option Plan”), which provided for the grant of options to purchase an aggregate of 240,000 shares of Common Stock at an option price of $0.15 per share (prior to the two four-for-one stock splits that became effective in August 2005 and October 2005, respectively.). The Stock Option Plan was approved by the Stockholders at the Annual Shareholders Meeting held on August 20, 2002. The purpose of the Stock Option Plan was to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase, on reasonable terms, of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

The Stock Option Plan was administered by the Board of Directors of the Company, which determined the persons to be granted options under the Stock Option Plan, the number of shares subject to each option, and the option period, and the expiration date, if any, of such options. The exercise of an option could have been less than fair market value of the underlying shares of Common Stock. No options granted under the Stock Option Plan were transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

EQUITY COMPENSATION PLAN INFORMATION AS OF JANUARY 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	240,000	Not outstanding	240,000
Equity compensation plans not approved by security holders	None	None	None
Total	240,000	None outstanding	240,000

The Stock Option Plan was terminated by our Board of Directors on March 9, 2006. There were no options outstanding under the Stock Option Plan at January 31, 2006 or at the time of its termination. We expect to adopt a new stock option plan in the near future, which plan will be submitted to the shareholders for approval.

The following table sets forth as at April 20, 2006, the name and address and the number of shares of our common stock, with a par value of $0.001 per share, beneficially owned by (i) each person who was known by us to own beneficially more than 5% of the issued and outstanding shares of our common stock, and (ii) each nominee for director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (2) (3)	Percent of Class
Guy Peckham (4)	-0-	-0-	-0-

Donald Wright (5)	-0-	-0-	-0-
2655 Camino Del Rio North
Suite 450.
San Diego, California 92108

Directors and officers as a group	-0-	-0-	-0-

Armen Investments LLC (6) 116 NW 4th Avenue Boca Raton, Florida 33432	Direct	2,500,000	6.25%

James H. Batmasian Suite 1 – 215 North Federal Highway	Direct	2,500,000	6.25%
Boca Raton, Florida 33432

(1)	All shares owned directly and such shareholder has sole voting, investment and dispositive power, unless otherwise noted. None of the shares represent options, warrants, rights or conversion privileges.
(2)	Management knows of no other shareholder having 5% or more of the outstanding shares.
(3)	The number of shares of common stock has been adjusted to reflect a four-for- one common stock split that occurred on August 30, 2005 and a second four-for one common stock split that occurred on October 6, 2005.
(4)	Guy Peckham became an officer and director of the Company in November 2005.
(5)	Donald Wright became a director of the Company in February 2006. Mr. Wright holds options to purchase 25,000 shares of our common stock, of which options to purchase 12,500 shares of our common stock are vested and become exercisable on September 29, 2006 and options to purchase 12,500 shares of our common stock, will vest and become exercisable on March 29, 2007. The chart does not include any of Mr. Wright’s options.
(6)	Armen Investments LLC is wholly owned by Armen Batmasian.

CHANGES IN CONTROL.

On March 16, 2006, we entered into a LOI with API for the purpose of effecting a business combination with API. API is an Ontario corporation, which through its wholly-owned subsidiaries, is engaged in the manufacture of electronic components and systems for the defense and communications industries. API and its subsidiaries have operations in Canada and the United States. API’s common stock is traded on the OTCBB under the symbol AEGCF. The LOI provides that the Company and API shall enter into a business combination whereby API will become a wholly owned subsidiary of us. We have formed an Ontario subsidiary and API will be combined through an amalgamation with and into that company, New API, pursuant to a court approved Plan of Arrangement. The holders of shares of common stock of API will receive ten shares of New API for each share of common stock of API, or if the API shareholder elects, ten shares of our common stock. Each share of common stock of New API will be exchangeable at any time during a ten year period into one share of our common stock. The shares of common stock of New API will be automatically exchanged for shares of our common stock after ten years or sooner, if we exercise certain call rights. The consummation of the transaction is subject to the execution by the parties of definitive agreements reflecting the transactions, SEC release of a proxy statement necessary to obtain the required shareholder approvals and a registration statement covering the shares of our common stock to be exchanged for shares of common stock of New API, and approval by the shareholders of both API and the Company. The management of New API and the Company will be same as the current management of API and the members of the Board of Directors of API will constitute a majority of the members of the Boards of Directors of New API and the Company. If the required shareholder approvals are received, the parties expect the transaction to be completed soon thereafter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

There were no material transactions, or series of similar transactions, during our fiscal year ended January 31, 2006, or any present or currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness Of Management

There were no material transactions, or series of similar transactions, since February 1, 2005, nor are there any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

PART IV

ITEM 13. EXHIBITS AND REPORTS

(A) (1) FINANCIAL STATEMENTS

The following financial statements are included in this report:

Title of Document	Page
Report of James Stafford Chartered Accountants	38

Report of Madsen & Associates, CPA’s, Inc.	39

Balance Sheets as at January 31, 2006 and January 31, 2005	40

Statement of Operations for the Years Ended January 31, 2006, 2005 and 2004 and the period from February 2, 1999 (date of inception) to January 31, 2006	41

Statement of Cash Flows for the Years Ended January 31, 2006, 2005 and 2004 and the Period from February 2, 1999 (date of inception) to January 31, 2006	42

Statement of Changes in Stockholders’ Equity for the Period from February 2, 1999 (date of inception) to January 31, 2006	43

Schedule 1 – General and Administrative Expenses	45

Notes to the Financial Statements	46

(A) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(A) (3) EXHIBITS

The following exhibits are included as part of this report by reference:

3.	Certificate of Incorporation, Articles of Incorporation, By-laws, Non-Qualified Stock Option Plan and Audit Committee Charter

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (filed herewith).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (filed herewith).

3.4	By-laws (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.5	Non-Qualified Stock Option Plan (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

3.6	Audit Committee Charter (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

10.1	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.2	Letter of Intent with API Electronics Group Corp. (incorporated by reference to the Company’s Form 8-K filed on 28, 2006).

10.3	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.4	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Compensation Agreement with Guy Peckham dated April 21, 2006 (incorporated by reference from the Company’s Form 8-K filed on April 24, 2006).

14.1	Code of Ethics (incorporated by reference from the Company’s Definitive Proxy Statement filed on April 19, 2004).

14.2	Code of Ethics for Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference to the Company’s Form 8-K filed on March 10, 2006).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

31.1	Certificate Pursuant to Section 301(a) of the Sarbanes Oxley Act of 2002 (Chief Executive Officer, President and Secretary) (filed herewith).

31.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer, President and Secretary (filed herewith).

32.2	Chief Financial Officer and Treasurer (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by our independent accountants for the last two fiscal years ended January 31, 2005 and January 31, 2006 for professional services by our principal accountant for the audit our annual financial statements and the review included of our Form 10-QSBs and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $1,850 and $12,000, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years ended January 31, 2005 and January 31, 2006 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under Item 14(1) above are $1,560 and $3,678, respectively. These services were related to the year end audits.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ended January 31, 2005 and January 31, 2006 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning are $-0- and $-0-.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years ended January 31, 2005 and January 31, 2006 for products and services provided by our principal accountant, other than the services reported in Items 14(1) through (3) above were $-0- and $-0-.

(5)

The current audit committee was formed in March 2006. It is the policy of our audit committee to pre-approve the engagement terms for all audit and non-audit services to be provided by our accountants before such services are provided to us. Prior to that, it was the policy of our Board of Directors to pre-approve the engagement terms for all audit services and to approve, either in advance or after the provision of services, non-audit services to be provided by our accountants.

(6)

No more than fifty percent (50%) of the hours spent by James Stafford Chartered Accountants on its engagement to audit our financial statement for the fiscal year ended January 31, 2006 were performed by persons other than full time permanent employees of James Stafford Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBINCON VENTURES INC.

By:	/s/ “Guy Peckham”
Guy Peckham
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

Date: April 27, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates included:

By:	/s/ “Guy Peckham”
Guy Peckham
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

Date:	April 27, 2006

By:	/s/ “Donald Wright”

Donald Wright
Director

Date:	April 27, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Rubincon Ventures Inc.

(A Development Stage Company)

We have audited the balance sheet of Rubincon Ventures Inc. as of 31 January 2006 and the related statements of operations, cash flows and changes in stockholders’ equity for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders’ equity for the period from the date of inception on 2 February 1999 through 31 January 2006, except that we did not audit these financial statements for the period from the date of inception on 2 February 1999 through 31 January 2005; those statements were audited by other auditors whose reported dated 20 March 2005, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our report, insofar as it relates to the amounts for the period from the date of inception on 2 February 1999 through 31 January 2005, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 January 2006 and the results of its operations, cash flows and changes in stockholders’ equity for the year then ended and for the period from the date of inception on 2 February 1999 to 31 January 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Chartered Accountants

Vancouver,	Canada

10 April 2006

Board of Directors

Rubincon Ventures Inc.

Vancouver B.C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Rubincon Ventures Inc. (pre-exploration stage company) at January 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2005 and 2004 and the period February 2, 1999 (date of inception) to January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah	Madsen & Associates, CPA’s Inc.
March 20, 2005	/s/ Madsen & Associates, CPA’s Inc.

Rubincon Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

As at 31 January

	2006	2005
	$	$
Assets
Current
Cash and cash equivalents	65,967	101

Liabilities
Current
Accounts payable and accrued liabilities (Note 4)	23,674	42,273
Note payable (Note 5)	100,000	—
Due to related parties (Note 6)	45,103	57,603

	168,777	99,876

Stockholders’ equity
Capital stock (Note 8)
Authorized
2006 – 200,000,000 of common shares, par value $0.001
2005 – 25,000,000 of common shares, par value $0.001
Issued and outstanding
2006 – 34,986,672 common shares, par value $0.001
2005 – 2,400,820 common shares, par value $0.001	34,987	2,401
Additional paid in capital	141,916	60,900
Deficit, accumulated during the development stage	(279,713)	(163,076)

	(102,810)	(99,775)

	65,967	101

Nature and Continuance of Operations (Note 1), Commitments (Note 12) and Subsequent Events (Note 13)

On behalf of the Board:

/s/ Guy Peckham	Director	/s/ Donald A. Wright	Director
Guy Peckham		Donald A. Wright

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 February 1999 to 31 January 2006	For the year ended 31 January 2006	For the year ended 31 January 2005	For the year ended 31 January 2004
	$	$	$	$
Expenses
Mineral property expenditures (Note 3)	39,113	23,152	3,994	—
General and administrative (Schedule 1)	240,600	93,485	26,951	34,357

Net loss for the period	(279,713)	(116,637)	(30,945)	(34,357)

Basic and diluted earnings per common share		(0.003)	(0.013)	(0.015)

Weighted average number of common shares used in per share calculations		46,470,197	2,400,820	2,400,820

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 February 1999 to 31 January 2006	For the year ended 31 January 2006	For the year ended 31 January 2005	For the year ended 31 January 2004
	$	$	$	$
Cash flows from operating activities
Net loss for the period	(279,713)	(116,637)	(30,945)	(34,357)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital – expenses (Notes 7 and 8)	68,325	7,425	9,900	10,200
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	23,674	(18,599)	10,921	14,767
Increase (decrease) in due to related parties (Notes 7 and 8)	45,103	(12,500)	10,107	9,420

	(142,611)	(140,311)	(17)	30

Cash flows from investing activities
Increase in note payable	100,000	100,000	—	—

Cash flows from financing activities
Common shares issued for cash (Note 8)	52,901	50,500	—	—
Common shares issued for debt (Notes 7 and 8)	55,677	55,677	—	—

	108,578	106,177	—	—

Increase in cash and cash equivalents	65,967	65,866	(17)	30
Cash and cash equivalents, beginning of period	—	101	118	88

Cash and cash equivalents, end of period	65,967	65,967	101	118

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$
Balance at 2 February 1999 (inception)	—	—	—	—	—
Shares issued for cash ($0.001 per share) – 25 February 1999	2,400,820	2,401	—	—	2,401
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the period	—	—	—	(23,160)	(23,160)

Balance at 31 January 2000	2,400,820	2,401	10,200	(23,160)	(10,559)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(19,203)	(19,203)

Balance at 31 January 2001	2,400,820	2,401	20,400	(42,363)	(19,562)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(24,135)	(24,135)

Balance at 31 January 2002	2,400,820	2,401	30,600	(66,498)	(33,497)
Contributions to capital by related parties – expenses (Notes 7 and 11)	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(31,276)	(31,276)

Balance at 31 January 2003	2,400,820	2,401	40,800	(97,774)	(54,573)
Contributions to capital by related parties – expenses (Notes 7 and 11)	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(34,357)	(34,357)

Balance at 31 January 2004	2,400,820	2,401	51,000	(132,131)	(78,730)
Contributions to capital by related parties – expenses (Notes 7 and 11)	—	—	9,900	—	9,900
Net loss for the year	—	—	—	(30,945)	(30,945)

Balance at 31 January 2005	2,400,820	2,401	60,900	(163,076)	(99,775)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$
Balance at 31 January 2005	2,400,820	2,401	60,900	(163,076)	(99,775)
Shares issued for cash ($0.15 per share) – 7 March 2005 (Note 8)	336,667	337	50,163	—	50,500
Shares issued for debt ($0.15 per share) – 7 March 2005 (Notes 7, 8 and 11)	371,182	371	55,306	—	55,677
Four-to-one stock split – 30 August 2005 (Note 8)	9,326,007	9,326	(9,326)	—	—
Four-to-one stock split – 6 October 2005 (Note 8)	37,304,028	37,304	(37,304)	—	—
Cancellation of common shares – 8 December 2005 (Notes 7, 8 and 11)	(14,752,032)	(14,752)	14,752	—	—
Contributions to capital by related parties (Notes 7, 8 and 11)	—	—	7,425	—	7,425
Net loss for the year	—	—	—	(116,637)	(116,637)

Balance at 31 January 2006	34,986,672	34,987	141,916	(279,713)	(102,810)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Schedule 1 – General and Administrative Expenses

(Expressed in U.S. Dollars)

	For the period from the date of inception on 2 February 1999 to 31 January 2006	For the year ended 31 January 2006	For the year ended 31 January 2005	For the year ended 31 January 2004
	$	$	$	$
Bank charges and interest	901	161	95	374
Consulting fees	10,106	5,106	—	5,000
Filing fees	14,117	4,150	2,221	1,892
Franchise taxes	692	110	60	107
Interest on note payable	1,479	1,479	—	—
Legal and accounting	100,611	48,683	13,823	10,655
Loan placement fee (Note 5)	3,000	3,000	—	—
Management fees (Notes 7, 8 and 11)	55,500	19,500	6,000	6,000
Meals and entertainment	579	69	—	510
Office and miscellaneous	10,279	2,063	2,236	3,026
Rent (Notes 7, 8 and 11)	24,300	2,700	3,600	3,600
Telephone (Notes 7, 8 and 11)	4,997	295	1,597	600
Transfer agent fees (recovery)	14,039	6,169	(2,681)	2,593

	240,600	93,485	26,951	34,357

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

1.	Nature and Continuance of Operations

Rubincon Ventures Inc. (the “Company”) was incorporated under the laws of the State of Delaware on 2 February 1999. The Company was organized for the purpose of exploring mineral properties.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 January 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $116,637 for the year ended 31 January 2006 (2005 - $30,945, 2004 - $34,357) and has a working capital deficit of $102,810 at 31 January 2006 (2005 - $99,775).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended 31 January 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 January 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 January.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

At 31 January 2006, the Company did not have any interests in nor any options to acquire an interest in any mineral properties.

The Company has been in the exploration stage since its formation on 2 February 1999 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company takes steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 January 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue recognition

Revenue is recognized on the sale and delivery of product or the completion of services provided when and if revenue is received. There can be no assurance that any revenue will received.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 2 February 1999 to 31 January 2006.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Dividend policy

The Company has not yet adopted a policy regarding the payment of dividends.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

The FASB has also issued SFAS No. 151, 152, 155 and 156, but they will not have an effect of the financial reporting of the Company.

3.	Unproven Mineral Claims

During the year ended 31 January 2001, the Company acquired a 100% interest in a mineral property located in the Bralorne district of British Columbia, Canada (the “Bridge Claim”). During the year ended 31 January 2006, the Company abandoned the Bridge Claim.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

Expenditures related to the Bridge Claim can be summarized as follows:

	For the period from the date of inception on 2 February 1999 to 31 January 2006	For the year ended 31 January 2006	For the year ended 31 January 2005	For the year ended 31 January 2004
	$	$	$	$
Operating expenses
Assays	2,163	2,163	—	—
Consulting fees	20,989	20,989	—	—
Geology and engineering	6,701	—	3,994	—
Staking	9,260	—	—	—

	39,113	23,152	3,994	—

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

	2006	2005
	$	$
Trade accounts payable and accrued liabilities	19,015	42,273
Franchise taxes payable	179	—
Interest on note payable (Note 5)	1,480	—
Loan placement fee payable (Note 5)	3,000	—

	23,674	42,273

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

5.	Note payable

The note payable bears interest at 10% per annum, payable annually on 8 December, is unsecured and is repayable in full on 8 December 2006. Interest is payable at a rate of 30% per annum on any principle or interest outstanding after 8 December 2006. The terms of the note payable also require the Company to issue 20,000 common shares of the Company valued at $3,000 ($0.15 per share) to the holder of the note payable as the payment of a loan placement fee. These shares were issued subsequent to 31 January 2006 (Notes 12 and 13). This placement fee has been recorded as loan placement fee expense of $3,000 and is included in accounts payable at 31 January 2006.

6.	Due to Related Parties

As at 31 January 2006, the amount due to related party consists of $45,103 payable to a director of the Company. As at 31 January 2005, the amount due to related parties consists of $57,603 payable to directors and shareholders of the Company. These balances are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Related Party Transactions

During the year ended 31 January 2006, the Company paid or accrued management fees of $15,000 (2005—$Nil, 2004—$Nil) to the President of the Company.

During the year ended 31 January 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $4,500 (2005 - $6,000, 2004 - $6,000, cumulative - $40,500), $2,700 (2005 - $3,600, 2004 - $3,600, cumulative - $24,300) and $225 (2005 - $300, 2004 - $600, cumulative - $3,525) respectively (Notes 8 and 11).

On 7 March 2005, the Company issued 371,182 common shares valued at a price of $0.15 per share for the payment of debts of $55,677 payable to directors and shareholders of the Company (Notes 8 and 11).

On 8 December 2005, a total of 14,752,032 issued and outstanding common shares of the Company were surrendered and returned to treasury by directors and/or shareholders of the Company for proceeds of $Nil. These common shares were cancelled by the Company on 8 December 2005 (Notes 8 and 11).

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

8.	Capital Stock

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

On 19 September 2005, the Company altered its authorized capital by increasing authorized common shares with a par value of $0.001 from 25,000,000 to 200,000,000 common shares.

Issued and outstanding

The total issued and outstanding capital stock is 34,986,672 common shares with a par value of $0.001 per common share.

i.	On 7 March 2005, the Company issued 336,667 common shares valued at a price of $0.15 per share for cash proceeds of $50,500.

ii.	On 7 March 2005, the Company issued 371,182 common shares valued at a price of $0.15 per share for the payment of debts of $55,677 owed to directors and shareholders of the Company (Notes 7 and 11).

iii.	On 30 August 2005, the Company completed a four to one forward split of its issued and outstanding common shares. This resulted in an increase of 9,326,007 issued and outstanding common shares at this date.

iv.	On 6 October 2005, the Company completed a four to one forward split of its issued and outstanding common shares. This resulted in an increase of 37,304,028 issued and outstanding common shares at this date.

v.	On 8 December 2005, a total of 14,752,032 issued and outstanding common shares of the Company were surrendered and returned to treasury by directors and/or shareholders of the Company for proceeds of $Nil. These common shares were cancelled by the Company on 8 December 2005 (Notes 7 and 11).

vi.	During the year ended 31 January 2006, officers-directors, and their controlled entities, have made contributions to capital by the payment of Company expenses (Notes 7 and 11).

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

9.	Non-qualified Stock Option Plan

On 20 August 2002, the stockholders of the Company approved a Non-Qualified Stock Option Plan (the “Stock Option Plan”) which provided for the issuance of a maximum of 240,000 common shares of the Company for future purchase by key employees, independent contractors, technical advisors or directors of the Company at a price of $0.15 per share. The Plan was to be in effect for ten years. No shares were issued under the Stock Option Plan and it was cancelled subsequent to 31 January 2006 (Note 13)

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2006. There are no current or deferred tax expenses for the year ended 31 January 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 January 2006	For the year ended 31 January 2005	For the year ended 31 January 2004
	$	$	$
Deferred tax asset attributable to:
Current operations	39,657	9,284	10,307
Effect of rate change	6,523	—	—
Less: Change in valuation allowance	(46,180)	(9,284)	(10,307)

Net refundable amount	—	—	—

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

The composition of the Company’s deferred tax assets as at 31 January 2006 and 2005 are as follows:

	31 January 2006	31 January 2005
	$	$
Net income tax operating loss carryforward	279,713	163,076

Statutory federal income tax rate	34%	30%
Effective income tax rate	0%	0%
Deferred tax asset
Tax loss carryforward	95,102	48,923
Less: Valuation allowance	(95,102)	(48,923)

Net deferred tax asset	—	—

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2006, the Company has an unused net operating loss carry-forward balance of approximately $279,713 that is available to offset future taxable income. This unused net operating loss carry-forward balance for income tax purpose expires between 2020 and 2026.

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 February 1999 to 31 January 2006	For the year ended 31 January 2006	For the year ended 31 January 2005	For the year ended 31 January 2004
	$	$	$	$
Cash paid during the period for interest	—	—	—	—
Cash paid during the period for income taxes	—	—	—	—

During the year ended 31 January 2006, the Company issued 371,182 common shares valued at $55,677 for payment of debts owed to directors and shareholders of the Company (Notes 7 and 8).

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

During the year ended 31 January 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $4,500, $2,700 and $225 respectively (Notes 7 and 8).

On 8 December 2005, a total of 14,752,032 issued and outstanding common shares of the Company were surrendered and returned to treasury by directors and/or shareholders of the Company for proceeds of $Nil. These common shares were cancelled by the Company on 8 December 2005 (Note 7 and 8).

During the year ended 31 January 2005, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $6,000, $3,600 and $300 respectively (Note 7).

During the year ended 31 January 2004, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $6,000, $3,600 and $600 respectively (Note 7).

12.	Commitments

During the year ended 31 January 2006, the Company entered into a contract for management services with a director and officer of the Company requiring the payment of $5,000 per month. This commitment can be terminated by the Company with 30 days notice.

The Company is committed to issuing 20,000 common shares related to the payment of a loan placement fee (Note 5). These shares were issued subsequent to 31 January 2006 (Note 13).

Subsequent to 31 January 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring 28 February 2008 (Note 13).

Subsequent to 31 January 2006, the Company entered into a contract for consulting services requiring the payment of $10,000 per month expiring 15 March 2007 (Note 13).

Subsequent to 31 January 2006, the Company entered into a contract with a director of the Company requiring the payment of director fees of $2,500 per quarter (Note 13).

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 January 2006

13.	Subsequent Events

The following events occurred subsequent to 31 January 2006:

i.	The Company cancelled its Stock Option Plan (Note 9).

ii.	The Company granted 100,000 stock options to a consultant. The options are exercisable at a price of $1.00 per common share expiring 15 March 2011. A total of 25,000 of these stock options vested on 15 March 2006 and the remaining 75,000 stock options vest only upon the option holder being instrumental in the acquisition by the Company of a company, a division or line of business of the company, the purchase of assets or intellectual property from a person or company, or the investment in a research and development project each involving nanotechnology.

iii.	The Company granted 25,000 stock options, exercisable at a price of $1.00 per common share expiring 29 March 2016 to a director of the Company. A total of 12,500 of these stock options vested on 29 March 2006 and the remaining 12,500 stock options vest on 29 March 2007.

iv.	The Company issued 5,000,000 common shares for total cash proceeds of $5,000,000.

v.	The Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring 28 February 2008. This is the same consultant that received the 100,000 options mentioned in Note 13.ii. above (Note 12).

vi.	The Company entered into a contract for consulting services requiring the payment of $10,000 per month expiring 15 March 2007 (Note 12).

vii.	The Company entered into a contract with a director of the Company requiring the payment of director fees of $2,500 per quarter (Note 12).

viii.	The Company issued 20,000 common shares related to the payment of a loan placement fee (Notes 5 and 12).

ix.	The Company signed a non-binding letter of intent proposing a business combination of the Company and API Electronics Group Corp (“API”) through an amalgamation under a Plan of Arrangement between API and a to be formed subsidiary of the Company.