Form 10QSB
period 2006-04-30
RUBINCON VENTURES INC
filed 2006-06-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the transition period from              to

Commission file number 0-29429

RUBINCON VENTURES INC.

(Exact name of small business issuer as specified in charter)

Delaware	98-0200798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1313 East Maple Street, Suite 223

Bellingham, Washington

USA 98225

(Address of principal executive offices)

(360) 685-4240

(Issuer’s telephone number)

N/A

(Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that he registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

40,006,672 Common Shares with a par value of $0.001 per share as at June 13, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Rubincon Ventures, Inc. (the “Company”) at April 30, 2006, and the statements of operations for the three months ended April 30, 2006 and 2005, and the cash flows for the three months ended April 30, 2006 and 2005 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the year ending January 31, 2007.

Rubincon Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 April 2006	As at 31 January 2006
	$	$
Assets

Current
Cash and cash equivalents	4,862,208	65,967
Prepaid expenses	11,666	—

	4,873,874	65,967

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	94,695	23,674
Note payable (Note 4)	100,000	100,000
Due to related parties (Note 5)	30,103	45,103

	224,798	168,777

Stockholders’ equity
Capital stock (Note 7)
Authorized 200,000,000 common shares, par value $0.001
Issued and outstanding 30 April 2006 – 40,006,672 common shares, par value $0.001 31 January 2006 – 34,986,672 common shares, par value $0.001	40,007	34,987
Additional paid-in capital	5,186,513	141,916
Deficit, accumulated during the development stage	(577,444)	(279,713)

	4,649,076	(102,810)

	4,873,874	65,967

Nature and Continuance of Operations (Note 1), Commitments (Note 10), and Subsequent Events (Note 12)

On behalf of the Board:

/s/ Guy Peckham	Director	/s/ Donald A. Wright	Director
Guy Peckham		Donald A. Wright

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 30 April 2006	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005
	$	$	$
Expenses
Mineral property expenditures	39,113	—	—
General and administrative (Schedule 1)	538,331	297,731	10,600

Net loss for the period	(577,444)	(297,731)	(10,600)

Basic and diluted earnings per common share		(0.007)	(0.001)

Weighted average number of common shares used in per share calculations		39,833,414	45,412,076

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 30 April 2006	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005
	$	$	$
Cash flows from operating activities
Net loss for the period	(577,444)	(297,731)	(10,600)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital – expenses (Notes 6 and 7)	69,225	900	2,475
Stock-based compensation (Note 8)	45,717	45,717	—
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(11,666)	(11,666)	—
Increase (decrease) in accounts payable and accrued liabilities	97,695	74,021	(11,095)
Increase (decrease) in due to related parties (Note 5)	55,677	(15,000)	(53,982)

	(320,796)	(203,759)	(73,202)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Common shares issued for cash (Note 7)	5,052,901	5,000,000	106,177
Increase in note payable	100,000	—	—
Increase (decrease) in due to related parties (Note 5)	30,103	—	—

	5,183,004	5,000,000	106,177

Increase in cash and cash equivalents	4,862,208	4,796,241	32,975
Cash and cash equivalents, beginning of period	—	65,967	101

Cash and cash equivalents, end of period	4,862,208	4,862,208	33,076

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$
Balance at 2 February 1999 (inception)	—	—	—	—	—
Common shares issued for cash ($0.001 per share) – 25 February 1999	38,413,120	38,413	(36,012)	—	2,401
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the period	—	—	—	(23,160)	(23,160)

Balance at 31 January 2000	38,413,120	38,413	(25,812)	(23,160)	(10,559)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(19,203)	(19,203)

Balance at 31 January 2001	38,413,120	38,413	(15,612)	(42,363)	(19,562)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(24,135)	(24,135)

Balance at 31 January 2002	38,413,120	38,413	(5,412)	(66,498)	(33,497)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(31,276)	(31,276)

Balance at 31 January 2003	38,413,120	38,413	4,788	(97,774)	(54,573)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(34,357)	(34,357)

Balance at 31 January 2004	38,413,120	38,413	14,988	(132,131)	(78,730)
Contributions to capital by related parties – expenses	—	—	9,900	—	9,900
Net loss for the year	—	—	—	(30,945)	(30,945)

Balance at 31 January 2005	38,413,120	38,413	24,888	(163,076)	(99,775)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$
Balance at 31 January 2005	38,413,120	38,413	24,888	(163,076)	(99,775)
Common shares issued for cash ($0.009 per share) – 7 March 2005	5,386,672	5,387	45,113	—	50,500
Common shares issued for debt ($0.009 per share) – 7 March 2005	5,938,912	5,939	49,738	—	55,677
Cancellation of common shares – 8 December 2005	(14,752,032)	(14,752)	14,752	—	—
Contributions to capital by related parties	—	—	7,425	—	7,425
Net loss for the year	—	—	—	(116,637)	(116,637)

Balance at 31 January 2006	34,986,672	34,987	141,916	(279,713)	(102,810)
Common shares issued for cash ($1.00 per share) – 4 April 2006 (Note 7)	5,000,000	5,000	4,995,000	—	5,000,000
Common shares issued for debt ($0.15 per share) – 22 February 2006 (Notes 7 and 11)	20,000	20	2,980	—	3,000
Contributions to capital by related parties (Note 6)	—	—	900	—	900
Stock-based compensation (Note 8)	—	—	45,717		45,717
Net loss for the period	—	—	—	(297,731)	(297,731)

Balance at 30 April 2006	40,006,672	40,007	5,186,513	(577,444)	(4,649,076)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Schedule 1 – General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 30 April 2006	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005
	$	$	$
Advertising and promotion	23,175	23,175	—
Bank charges and interest	1,148	247	6
Consulting fees	28,502	18,396	200
Director fees (Note 6)	2,083	2,083	—
Filing fees	21,176	7,059	—
Franchise tax	692	—	58
Interest on note payable	3,945	2,466	—
Investor relations	20,000	20,000	—
Legal and accounting	258,303	157,692	5,395
Loan placement fee (Note 7)	3,000	—	—
Management fees (Note 6)	70,500	15,000	1,500
Meals and entertainment	579	—	—
Office and miscellaneous	10,319	40	1,196
Rent (Note 6)	25,200	900	900
Stock-based compensation (Note 8)	45,717	45,717
Telephone (Note 6)	4,997	—	145
Transfer agent fees	15,649	1,610	1,200
Travel	3,346	3,346	—

	538,331	297,731	10,600

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

1.	Nature and Continuance of Operations

Rubincon Ventures Inc. (the “Company”) was incorporated under the laws of the State of Delaware on 2 February 1999. The Company was incorporated for the purpose of exploring mineral deposits.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 April 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $297,731 for the three month period ended 30 April 2006 (30 April 2005—$10,600) and has working capital of $4,649,076 at 30 April 2006 (31 January 2006 – working capital deficit of $102,810).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 January 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 April 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 30 April 2006 are not necessarily indicative of the results that may be expected for the year ending 31 January 2007.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 January 2006.

Common stock split

The Company effected a one to four forward stock split to the Company’s shareholders of record on each of 30 August 2005 and 6 October 2005. All shares and per share information have been retroactively adjusted to reflect the stock split.

Stock-based compensation

The Company records stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

	As at 30 April 2006	As at 31 January 2006 (Audited)
	$	$
Trade payables and accrued liabilities	90,571	19,015
Franchise taxes payable	179	179
Interest on note payable (Note 4)	3,945	1,480
Loan placement fee payable (Note 7)	—	3,000

	94,695	23,674

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

4.	Note Payable

The note payable bears interest at 10% per annum, payable annually on 8 December, is unsecured and is repayable in full on 8 December 2006. Interest is payable at a rate of 30% per annum on any principal or interest outstanding after 8 December 2006. The terms of the note payable also require the Company to issue 20,000 common shares of the Company valued at $3,000 ($0.15 per share) to the holder of the note payable as the payment of a loan placement fee. These shares were issued on 22 February 2006 (Notes 7 and 11). This placement fee has been recorded as loan placement fee expense of $3,000 during the year ended 31 January 2006 and was included in accounts payable at 31 January 2006.

5.	Due to Related Parties

As at 30 April 2006, the amount due to related parties consists of $30,103 (31 January 2006 - $45,103) payable to a director of the Company. As at 30 April 2006 and 31 January 2006, a total of $30,103 of this amount represents a short term loan provided to the Company by a director of the Company. These balances are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	Related Parties Transactions

During the three month period ended 30 April 2006, the Company paid or accrued management fees of $15,000 (30 April 2005 - $Nil) to the President of the Company.

During the three month period ended 30 April 2006, the Company paid or accrued director fees of $2,083 (30 April 2005 - $Nil) to a director of the Company.

During the three month period ended 30 April 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $Nil (30 April 2005 - $1,500, cumulative - $40,500), $900 (30 April 2005 - $900, cumulative - $25,200) and $Nil (30 April 2005 - $75, cumulative - $3,525) respectively (Notes 7 and 11).

7.	Capital Stock

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 40,006,672 common shares with a par value of $0.001 per common share.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

i.	On 22 February 2006, the Company issued 20,000 common shares related to the payment of a loan placement fee value at $3,000 which is recorded as accounts payable as at 31 January 2006 (Note 3).

ii.	On 4 April 2006, the Company issued 5,000,000 common shares for cash proceeds of $5,000,000.

Stock options

The following stock options were outstanding and exercisable at 30 April 2006:

Exercise price $	Number of options outstanding	Weighted- average contractual life (years)	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
			$		$
1.00	100,000	4.87	1.00	25,000	1.00
1.00	25,000	9.91	1.00	12,500	1.00

	125,000	5.88	1.00	37,500	1.00

The following is a summary of stock option activities during the three month period ended 30 April 2006 and 2005:

	Number of options	Weighted average exercise price
$
Outstanding at 1 February 2005	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at 30 April 2005	—	—

Exercisable at 30 April 2005	—	—

Weighted average fair value of options granted during the period		—

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

	Number of options	Weighted average exercise price
		$
Outstanding at 1 February 2006
Granted	125,000	1.00
Exercised	—	—
Forfeited	—	—

Outstanding at 30 April 2006	125,000	1.00

Exercisable at 30 April 2006	37,500	1.00

Weighted average fair value of options granted during the period		0.75

8.	Stock-Based Compensation

On 20 August 2002, the stockholders of the Company approved a Non-Qualified Stock Option Plan (the “Stock Option Plan”) which provided for the issuance of a maximum of 3,840,000 common shares of the Company for future purchase by key employees, independent contractors, technical advisors or directors of the Company at a price of $0.009 per share. The Stock Option Plan was to be in effect for ten years. No shares were issued under the Stock Option Plan and it was cancelled during the three month period ended 30 April 2006.

During the three month period ended 30 April 2006, the Company granted 100,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring 14 March 2011. A total of 25,000 of these stock options vested on the granted date of 15 March 2006. A total of 75,000 of these stock options vest upon the closing by the Company of a nano-technology acquisition that the option-holder is instrumental in identifying for the Company. The total estimated fair value of these options was $53,259 ($0.53259 per option). During the three month period ended 30 April 2006, stock-based compensation of $21,304 has been recorded in the statement of operations with the corresponding amount recorded as additional paid-in capital in stockholders’ equity.

During the three month period ended 30 April 2006, the Company granted 25,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring 28 March 2016. A total of 12,500 of these stock options vested on the grant date of 29 March 2006. A total of 12,500 of these stock options vest on 29 March 2007. The total estimated fair value of these options was $40,689 ($1.62754 per option). During the three month period ended 30 April 2006, stock-based compensation of $24,413 has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholder’s equity.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

The following assumptions were used for the Black-Scholes valuation of stock options granted during the period:

	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005
Risk free interest rate	4.78%	—
Expected life	1 year	—
Annualized volatility	54.21%	—
Expected dividends	—	—

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2006. There are no current or deferred tax expenses for the period 30 April 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005
	$	$
Deferred tax asset attributable to:
Current operations	101,229	3,604
Contributions to capital by related parties	(306)	—
Stock-based compensation	(15,544)	—
Less: Change in valuation allowance	(85,379)	(3,604)

Net refundable amount	—	—

The composition of the Company’s deferred tax assets as at 30 April 2006 and 31 January 2006 is as follows:

	As at 30 April 2006	As at 31 January 2006 (Audited)
	$	$
Net income tax operating loss carryforward	462,502	279,713

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carryforward	157,250	95,102
Less: Valuation allowance	(157,250)	(95,102)

Net deferred tax asset	—	—

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2006, the Company has an unused net operating loss carryforward balance of approximately $462,502 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2027.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

10.	Commitments

During the year ended 31 January 2006, the Company entered into a contract for management services with a director and officer of the Company requiring the payment of $5,000 per month. This commitment can be terminated by the Company with 30 days notice.

On 1 March 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring 28 February 2008. This commitment can be terminated by the Company with 30 days notice.

On 15 March 2006, the Company entered into a contract for consulting services requiring the payment of $10,000 per month expiring 15 March 2007.

On 29 March 2006, the Company entered into a letter of agreement with a director of the Company requiring the payment of director fees of $2,500 per quarter.

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 February 1999 to 30 April 2006	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005
	$	$	$
Cash paid during the year for interest	—	—	—
Cash paid during the year for income taxes	—	—	—

During the three month period ended 30 April 2006, the Company issued 20,000 share valued at $3,000 as a payment of a loan placement fee (Note 7). This amount was included in accounts payable at 31 January 2006.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 April 2006

During the three month period ended 30 April 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $Nil, $900 and $Nil respectively (Notes 6 and 7).

During the three month period ended 30 April 2005, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $1,500, $900 and $75 respectively (Note 6).

12.	Subsequent Events

The following events occurred subsequent to 30 April 2006:

i.	In conjunction with the combination agreement described in part ii below, the Company incorporated, in the Province of Ontario, Canada, two wholly owned subsidiary companies, RVI Sub, Inc. (“RVI Sub”) and Rubincon Holdings Corp.

ii.	The Company and API Electronics Group Corp. (“API”) entered into a definitive combination agreement (the “Combination Agreement”) implementing a previously executed letter of intent. Subject to regulatory and shareholder approval and other customary closing conditions, the Combination Agreement provides that under the terms of a plan of arrangement, API will become a wholly owned subsidiary of the Company. If the transaction occurs, each holder of common shares of API will receive either ten exchangable shares of RVI Sub or, at such holder’s option, ten shares of common stock of the Company. The exchangable shares can be exchanged for shares of common stock of the Company on a one-for-one basis and are designed to give the holder the same economic rights as a holder of the Company’s common stock. If the transaction is completed, the Company will change its name to API Nanotronics Corp. The management of API Nanontronics Corp. will be the same as the current management of API and the members of the board of directors of API will constitute the majority of the board of directors of the combined entity. API, through its subsidiaries, is engaged in the manufacture of electronic components and systems for the defense and communications industries and has operations in the United States and Canada.

The accompanying notes are an integral part of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply and conclusion that such results or trends will necessarily continue in the future.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

The Company does not presently have active business operations. For this reason, few accounting policies (such as revenue recognition, for example) are critical to the presentation of our financial results.

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Report on Form 10QSB.

Share Capital

Our Certificate of Incorporation currently provides that we are authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2006 there were 34,986,672 shares of common stock issued and outstanding. As of April 30, 2006, there were 40,006,672 shares of common stock issued and outstanding.

The increase in share capital was the result of the issuance of 5,000,000 common shares at a price of $1.00 per share and the issuance of 20,000 shares as the payment of a loan placement fee, for a loan made to us during the fiscal year ended January 31, 2006, during the quarterly period ended April 30, 2006. The sale of the 5,000,000 common shares was made to two purchasers (as to 2,500,000 shares and $2,500,00 each) under the exemptions from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Liquidity and Capital Resources

As at April 30, 2006, the Company had $4,873,874 in current assets, and $224,798 in liabilities, including cash or cash equivalents amounting to $4,862,208. The liabilities of $224,798 include accounts payable and accrued liabilities of $94,695, a note payable of $100,000 and an amount due to a related party of $30,103.

The increase in current assets (cash and cash equivalents) to $4,862,208 from $65,967 as at January 31, 2006 is a reflection primarily of the private placement funds of $5,000,000 that the new management of the Company arranged to fund its working capital and its possible acquisition of API Electronics Group Corp.

The related party amounts reflected a continued reliance, until the closing of the private placement in March, 2006, on loan funds from management or principals or third party lenders to meet the Company’s cash and working capital requirements.

The funds from this private placement are expected to meet the Company’s working capital requirements for the next year and will be used to provide working capital to API Electronics Group Corp. which the Company has announced that it has entered into an agreement to acquire and merge with. The Company is not aware, at this time, of the precise use for these funds.

The Company does not anticipate that it will incur exploration and development expenditures as it has in the past because it is no longer involved in the development of mineral resource properties. As a result, its mineral property expenditures of $39,113 in Fiscal 2006 will decrease to $0 in Fiscal 2007 and no funds have been spent on mineral property expenditures to date in Fiscal 2007.

At the present time, the Company has no contractual obligations for lease premises, rental premises, employment agreements or work commitments other than as described below.

The Company’s only employment or management agreement is with its President, Guy Peckham, which requires the Company to pay $5,000 per month compensation to him. Mr. Peckham’s management agreement provides that it can be terminated with 30 days’ notice. The Company also pays one of its directors fees of $2,500 per quarter.

The Company does not anticipate hiring any employees at the present time but will continue, where required, to pay fees on a contract or consulting basis for bookkeeping, EDGAR filing, legal and other services.

Results of Operations

The Company has had no revenue to date. The Company has no operations and is a shell company as defined in Rule 12b-2 of the Exchange Act. It is expected that it will remain a shell company as defined in Rule 12b-2 of the Exchange Act until such time as it has closed its acquisition of API Electronics Group Corp., assuming that this acquisition closes.

The Company has no leased or office premises and there are no plans for the acquisition of any plant or equipment. Assuming that the API Electronics Group Corp. acquisition closes, the Company anticipates that it will operate its office functions from the offices of API Electronics Group Corp.

Net Sales

The Company had no net sales in the quarter ending April 30, 2006.

Gross Profit

The Company sold no products nor did it produce any products in the quarter ending April 30, 2006 and as a result had no gross profit.

Administrative Expenses

General and Administrative expenses were $297,731 in the quarter ending April 30, 2006 reflecting the costs of legal and other expenses associated with the Company’s proposed acquisition of API Electronics Group Corp. Expenses in the corresponding period ending April 30, 2005 were $10,600.

Operating Loss and Net Loss for the Period

The Company incurred a net loss of $(297,731) for the quarter ending April 30, 2006, an increase from the $(10,600) in the quarter ending April 30, 2005. This increased loss was the result primarily of increased expenses, particularly general and administrative expenses, associated with pursuing its proposed acquisition of API Electronics Group Corp. Legal expenses increased to $157,692 from $5,395 in the corresponding period in 2005 and stock based compensation increased to $45,717 from $0 in the corresponding period in 2005. Investor relations expenses increased to $20,000 in the quarter ending April 30, 2006 from $0 in the corresponding period in 2005. Management fees, office and miscellaneous expenses, rent and transfer agent fees also showed significant increases as summarized in Schedule 1 to the financial statements.

The basic and diluted earning per common share decreased from $(0.001) in the quarter ending April 30, 2005 to $(0.007) in quarter ending April 30, 2006. This decreased loss was due to the increases in general and administrative expenses noted above and occurred even though the Company had a greater weighted average number of common shares which were used in per share calculations.

The Company expects that it will continue to incur operating and net losses, unless the acquisition of API Electronics Group Corp. is completed. A significant proportion of the expenses incurred by the Company since its last year end on February 28, 2006 are expenses associated with its proposed acquisition of API Electronics Group Corp. and are “one time” expenses not likely to be incurred again in the future.

The Company and API Electronics Group Corp. have recently filed with the SEC a joint management information circular and proxy statement pursuant to which both entities are seeking shareholder approval of its proposed acquisition of API Electronics Group Corp. The date of our shareholders’ meeting has not been determined and closing of the proposed acquisition cannot occur until both the Company’s shareholders and those of API Electronics Group Corp. have approved the proposed acquisition.

Interest and Other Expenses

The Company reported interest and other expenses of $2,466 for the quarter ending April 30, 2006, an increase from $0 in the corresponding 2005 period.

Interest and other expenses during the periods of active business are presented as discontinued operations.

Net Income

As the Company was not actively engaged in business operations, and did not generate sales, there was no net income.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We have only one executive officer, Guy Peckham, who is acting both in the roles of Chief Executive Officer and Chief Financial Officer at the present time.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14(c) as of the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”)), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information we are required to disclose in reports that are filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, including during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of the fiscal year ending January 31, 2007, which quarter ended April 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings nor is our property the subject of any legal proceedings. Our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our property. No director, officer or affiliate of ours is (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our property.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, we issued 5,000,000 shares of common stock for $1.00 per share, for an aggregate purchase price of $5,000,000, to two accredited investors, Armen Investments LLC and James H. Batmasian. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering and Rule 506 of Regulation D promulgated thereunder. There were no underwriting discounts or commissions paid in connection with this private placement.

In February, we issued 20,000 common shares to Coach Capital as the payment of a loan placement fee. The issuance of this option was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with this private placement.

In March 2006, we issued options to purchase 100,000 shares of our common stock to Martin Moskovits, who is an adviser and consultant to us. There were no underwriters employed in connection with this issuance. The options are exercisable at an exercise price of $1.00 per share for a period of five years. One fourth of the options, or options to purchase 25,000 shares of our common stock vested upon issuance. The remainder of the options will vest upon the consummation of an acquisition in the nanotechnology field that the consultant is instrumental in identifying for us. The issuance of this option was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with this private placement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no meetings of stockholders, and no submission of matters to a vote of security holders during the period covered by this Form 10-QSB.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Letter of Intent with API Electronics Group Corp. (incorporated by reference to the Company’s Form 8-K filed on March 28, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Compensation Agreement with Guy Peckham dated April 21, 2006 (incorporated by reference from the Company’s Form 8-K filed on April 24, 2006).

10.7	Combination Agreement among the Company, API Electronics Group Corp. and the Company in trust for RVI Sub, Inc. dated May 8, 2006 (incorporated by reference from the Company’s Form 8-K filed on May 9, 2006).

14.1	Code of Ethics for Principal Executives, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on March 10, 2006).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

99.1	Restated Financial Statements for the Company for the fiscal year ended January 31, 2006 (incorporated by reference from the Company’s Form 8-K filed on May 30, 2006).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBINCON VENTURES INC.

Date: June 14, 2006	By:	/s/ Guy Peckham
Guy Peckham
Chief Executive Officer
President and Director
Chief Financial Officer
Secretary Treasurer
Director