Form 10QSB
period 2006-07-31
RUBINCON VENTURES INC
filed 2006-09-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(360) 685-4240

(Issuer’s telephone number including area code)

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

40,006,672 Common Shares with a par value of $0.001 per share as at September 14, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Rubincon Ventures Inc. (the “Company”) at July 31, 2006, and the statements of operations for the three and six months ended July 31, 2006 and 2005, and the cash flows for the six months ended July 31, 2006 and 2005 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending January 31, 2007.

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 July 2006 $	As at 31 January 2006 (Audited) $
Assets

Current
Cash and cash equivalents	4,521,912	65,967
Prepaid expenses	27,015	—

	4,548,927	65,967

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	56,569	23,674
Note payable (Note 4)	100,000	100,000
Due to related parties (Note 5)	25,103	45,103

	181,672	168,777

Stockholders’ equity
Capital stock (Note 7)
Authorized
200,000,000 common shares, par value $0.001
Issued and outstanding
31 July 2006 – 40,006,672 common shares, par value $0.001
31 January 2006 – 34,986,672 common shares, par value $0.001	40,007	34,987
Additional paid-in capital	5,187,413	141,916
Deficit, accumulated during the development stage	(860,165)	(279,713)

	4,367,255	(102,810)

	4,548,927	65,967

Nature and Continuance of Operations (Note 1) and Commitments (Note 10)

On behalf of the Board:

/s/ Guy Peckham	Director	/s/ Donald A. Wright	Director
Guy Peckham		Donald A. Wright

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures, Inc

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 31 July 2006 $	For the three month period ended 31 July 2006 $	For the three month period ended 31 July 2005 $	For the six month period ended 31 July 2006 $	For the six month period ended 31 July 2005 $
Expenses
Mineral property expenditure	39,113	—	21,829	—	21,829
General and administrative (Schedule 1)	883,897	345,566	4,855	643,297	15,455

Net loss before other item	(923,010)	(345,566)	(26,684)	(643,297)	(37,284)

Other item
Interest income	62,845	62,845	—	62,845	—

Net loss for the period	(860,165)	(282,721)	(26,684)	(580,452)	(37,284)

Basic and diluted loss per common share		(0.007)	(0.001)	(0.015)	(0.001)

Weighted average number of common shares used in per share calculations		40,006,672	49,738,704	39,777,008	47,548,674

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures, Inc

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 31 July 2006 $	For the three month period ended 31 July 2006 $	For the three month period ended 31 July 2005 $	For the six month period ended 31 July 2006 $	For the six month period ended 31 July 2005 $
Cash flows from operating activities
Net loss for the period	(860,165)	(282,721)	(26,684)	(580,452)	(37,284)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital – expenses (Notes 6 and 7)	70,125	900	2,475	1,800	4,950
Stock-based compensation (Note 8)	45,717	—	—	45,717	—
Common shares issued for debt (Note 11)	58,677	—	—	3,000	—

Changes in operating assets and liabilities
Increase in prepaid expenses	(27,015)	(15,349)	—	(27,015)	—
Increase (decrease) in accounts payable and accrued liabilities	56,569	(38,126)	(5,959)	32,895	(17,054)

	(656,092)	(335,296)	(30,168)	(524,055)	(49,388)

Cash flows from financing activities
Common shares issued for cash (Note 7)	5,052,901	—	—	5,000,000	50,500
Increase in note payable	100,000	—	—	—	—
Increase (decrease) in due to related parties (Note 5)	25,103	(5,000)	263	(20,000)	1,958

	5,178,004	(5,000)	263	4,980,000	52,458

Increase (decrease) in cash and cash equivalents	4,521,912	(340,296)	(29,905)	4,455,945	3,070

Cash and cash equivalents, beginning of period	—	4,862,208	33,076	65,967	101

Cash and cash equivalents, end of period	4,521,912	4,521,912	3,171	4,521,912	3,171

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures, Inc

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock $	Additional paid-in capital $	Deficit, accumulated during the development stage $	Stockholders’ equity $
Balance at 2 February 1999 (inception)
Common shares issued for cash ($0.001 per share) – 25 February 1999	38,413,120	38,413	(36,012)	—	2,401
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the period	—	—	—	(23,160)	(23,160)

Balance at 31 January 2000	38,413,120	38,413	(25,812)	(23,160)	(10,559)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(19,203)	(19,203)

Balance at 31 January 2001	38,413,120	38,413	(15,612)	(42,363)	(19,562)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(24,135)	(24,135)

Balance at 31 January 2002	38,413,120	38,413	(5,412)	(66,498)	(33,497)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(31,276)	(31,276)

Balance at 31 January 2003	38,413,120	38,413	4,788	(97,774)	(54,573)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(34,357)	(34,357)

Balance at 31 January 2004	38,413,120	38,413	14,988	(132,131)	(78,730)
Contributions to capital by related parties – expenses	—	—	9,900	—	9,900
Net loss for the year	—	—	—	(30,945)	(30,945)

Balance at 31 January 2005	38,413,120	38,413	24,888	(163,076)	(99,775)

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures, Inc

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock $	Additional paid-in capital $	Deficit, accumulated during the development stage $	Stockholders’ equity $
Balance at 31 January 2005	38,413,120	38,413	24,888	(163,076)	(99,775)
Common shares issued for cash ($0.009 per share) – 7 March 2005	5,386,672	5,387	45,113	—	50,500
Common shares issued for debt ($0.009 per share) – 7 March 2005	5,938,912	5,939	49,738	—	55,677
Cancellation of common shares – 8 December 2005	(14,752,032)	(14,752)	14,752	—	—
Contributions to capital by related parties – expenses	—	—	7,425	—	7,425
Net loss for the year	—	—	—	(116,637)	(116,637)

Balance at 31 January 2006	34,986,672	34,987	141,916	(279,713)	(102,810)
Common shares issued for cash ($1.00 per share) – 4 April 2006 (Note 7)	5,000,000	5,000	4,995,000	—	5,000,000
Common shares issued for debt ($0.15 per share) – 22 February 2006 (Notes 4 and 7)	20,000	20	2,980	—	3,000
Contributions to capital by related parties – expenses (Notes 6 and 7)	—	—	1,800	—	1,800
Stock-based compensation (Note 8)	—	—	45,717	—	45,717
Net loss for the period	—	—	—	(580,452)	(580,452)

Balance at 31 July 2006	40,006,672	40,007	5,187,413	(860,165)	4,367,255

The accompanying notes are an integral part of these financial statements.

Rubincon Ventures, Inc

(A Development Stage Company)

Schedule 1 – General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 31 July 2006 $	For the three month period ended 31 July 2006 $	For the three month period ended 31 July 2005 $	For the six month period ended 31 July 2006 $	For the six month period ended 31 July 2005 $
Advertising and promotion	41,108	17,933	—	41,108	—
Bank charges and interest	1,565	417	—	664	6
Consulting fees	62,212	33,710	—	52,106	—
Director fees (Note 6)	4,583	2,500	—	4,583	—
Filing fees	36,933	15,757	350	22,816	550
Franchise tax	692	—	—	—	58
Interest on note payable (Note 4)	6,438	2,493	—	4,959	—
Investor relations	50,000	30,000	—	50,000	—
Legal and accounting	482,442	224,139	1,045	381,831	6,440
Loan placement fees	3,000	—	—	—	—
Management fees (Note 6)	85,500	15,000	1,500	30,000	3,000
Meals and entertainment	579	—	—	—	—
Office and miscellaneous	10,397	78	834	118	2,030
Rent (Notes 6)	26,100	900	900	1,800	1,800
Stock-based compensation	45,717	—	—	45,717	—
Telephone (Notes 6)	5,617	620	75	620	220
Transfer agent fees	16,414	765	151	2,375	1,351
Travel	4,600	1,254	—	4,600	—

	883,897	345,566	4,855	643,297	15,455

The accompanying notes are an integral part of these financial statements.

1.	Nature and Continuance of Operations

Rubincon Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on 2 February 1999. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware.

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

The Company’s financial statements as at 31 July 2006 and for the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $580,452 for the six month period ended 31 July 2006 (31 July 2005 – $37,284) and has working capital of $4,367,255 at 31 July 2006 (31 January 2006 – working capital deficiency of $102,810).

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

At 31 July 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 July 2006 and for the three month and six month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended 31 July 2006 are not necessarily indicative of the results that may be expected for the year ending 31 January 2007.

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 July 2006, the Company has no items that represent a comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has evaluated SFAS No. 131 and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position SFAS No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from inception on 2 February 1999 to 31 July 2006.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expense items are translated at the average rate of exchange prevailing during the year.

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income but are reported as other comprehensive income.

No significant realized exchange gains or losses were recorded in the period ended 31 July 2006.

Common stock split

The Company effected a one to four forward stock split to the Company’s shareholders of record on each of 30 August 2005 and 6 October 2005. All shares and per share information have been retroactively adjusted to reflect the stock split.

Stock-based compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFA No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

	31 July 2006 $	31 January 2006 (Audited) $
Trade payables and accrued liabilities	50,130	19,015
Franchise taxes payable	—	179
Interest on note payable (Note 4)	6,439	1,480
Loan placement fee payable (Note 4)	—	3,000

	56,569	23,674

4.	Note Payable

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

As at 31 July 2006, the amount due to related parties consists of $25,103 (31 January 2006 - $45,103) payable to a director of the Company. As at 31 July 2006 and 31 January 2006, a total of $20,103 of this amount represents a short term loan provided to the Company by a director of the Company. These balances are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	Related Party Transactions

During the six month period ended 31 July 2006, the Company paid or accrued management fees of $30,000 (31 July 2005 - $3,000) to the president of the Company.

During the six month period ended 31 July 2006, the Company paid or accrued director fees of $4,583 (31 July 2005 - $Nil) to a director of the Company.

During the six month period ended 31 July 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amount of $Nil (31 July 2005 - $3,000, cumulative - $40,500), $1,800 (31 July 2005 - $1,800, cumulative - $26,100) and $Nil (31 July 2005 - $75, cumulative - $3,525) respectively (Notes 7 and 11).

7.	Capital Stock

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 40,006,672 common shares with a par value of $0.001 per common share.

i.	On 22 February 2006, the Company issued 20,000 common shares related to the payment of a loan placement fee valued at $3,000. This amount was recorded as accounts payable as at 31 January 2006 (Note 4).

ii.	On 4 April 2006, the Company issued 5,000,000 common shares for cash proceeds of $5,000,000.

Stock options

The following stock options were outstanding and exercisable at 31 July 2006:

Exercise price $	Number of options outstanding	Weighted- average contractual life (years)	Weighted- average exercise price $	Number of options exercisable	Weighted- average exercise price $
1.00	100,000	4.62	1.00	25,000	1.00
1.00	25,000	9.66	1.00	12,500	1.00

	125,000	5.62	1.00	37,500	1.00

The following is a summary of stock option activities during the six month period ended 31 July 2006 and 2005:

	Number of options	Weighted average exercise price $
Outstanding at 1 February 2005	—	—

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at 31 July 2005	—	—

Exercisable at 31 July 2005	—	—

Weighted average fair value of options granted during the period		—

	Number of options	Weighted average exercise price $
Outstanding at 1 February 2006	—	—

Granted	125,000	1.00
Exercised	—	—
Forfeited	—	—

Outstanding at 31 July 2006	125,000	1.00

Exercisable at 31 July 2006	37,500	1.00

Weighted average fair value of options granted during the period		0.75

8.	Stock-Based Compensation

On 20 August 2002, the stockholders of the Company approved a Non-Qualified Stock Option Plan (the “Stock Option Plan”) which provided for the issuance of a maximum of 3,840,000 common shares of the Company for future purchase by key employees, independent contractors, technical advisors or directors of the Company at a price of $0.009 per share. The Stock Option Plan was to be in effect for ten years. No shares were issued under the Stock Option Plan and it was cancelled during the six month period ended 31 July 2006.

During the six month period ended 31 July 2006, the Company granted 100,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring 14 March 2011. A total of 25,000 of these stock options vested on the granted date of 15 March 2006. A total of 75,000 of these stock options vest upon the closing by the Company of a nano-technology acquisition that the option-holder is instrumental in identifying for the Company. The total estimated fair value of these options was $53,259 ($0.53259 per option). During the six month period ended 31 July 2006, stock-based compensation of $21,304 has been recorded in the statement of operations with the corresponding amount recorded as additional paid-in capital in stockholders’ equity.

During the six month period ended 31 July 2006, the Company granted 25,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring 28 March 2016. A total of 12,500 of these stock options vested on the grant date of 29 March 2006. A total of 12,500 of these stock options vest on 29 March 2007. The total estimated fair value of these options was $40,689 ($1.62754 per option). During the six month period ended 31 July 2006, stock-based compensation of $24,413 has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholder’s equity.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the period:

	For the six month period ended 31 July 2006	For the six month period ended 31 July 2005
Risk free interest rate	4.78%	—
Expected life	1 year	—
Annualized volatility	54.21%	—
Expected dividends	—	—

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2006. There are no current or deferred tax expenses for the period ended 31 July 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 July 2006 $	For the six month period ended 31 July 2005 $
Deferred tax asset attributable to:
Current operations	197,354	9,073
Contributions to capital by related parties (Note 6)	(612)	(1,683)
Stock-based compensation	(15,544)	—
Less: Change in valuation allowance	(181,198)	(7,390)

Net refundable amount	—	—

The composition of the Company’s deferred tax assets as at 31 July 2006 and 31 January 2006 is as follows:

	31 July 2006 $	31 January 2006 (Audited) $
Net income tax operating loss carryforward	744,323	279,713

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Gross deferred tax assets	253,070	95,102
Less: Valuation allowance	(253,070)	(95,102)

Net deferred tax asset	—	—

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2006, the Company has an unused net operating loss carryforward balance of approximately $744,323 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the year 2020 to 2027.

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

On 8 May 2006, the Company and API Electronics Group Corp. (“API”) entered into a definitive combination agreement (the “Combination Agreement”) implementing a previously executed letter of intent. Subject to regulatory and shareholder approval and other customary closing conditions, the Combination Agreement provides that under the terms of a plan of arrangement, API will become a wholly owned subsidiary of the Company. If the transaction occurs, each holder of common shares of API will receive ten shares of common stock of the Company, or at the option of Canadian holders of API common shares, ten exchangable shares of RVI Sub, Inc., a wholly owned subsidiary of the Company. The exchangable shares can be exchanged for shares of common stock of the Company on a one-for-one basis and are designed to give the holder the same economic rights as a holder of the Company’s common stock. If the transaction is completed, the Company will change its name to API Nanotronics Corp. The management of API Nanontronics Corp. will be the same as the current management of API and the members of the board of directors of API will constitute the majority of the board of directors of the combined entity. API, through its subsidiaries, is engaged in the manufacture of electronic components and systems for the defense and communications industries and has operations in the United States and Canada.

On 20 July 2006, the Company signed a non-binding letter of intent proposing an acquisition of National Hybrid, Inc. and Pace Technology, Inc., from the Estate of Ben Pace.

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 February 1999 to 31 July 2006	For the three month period ended 31 July 2006	For the three month period ended 31 July 2005 $	For the six month period ended 31 July 2006 $	For the six month period ended 31 July 2005 $
Cash paid during the year for interest	—	—	—	—	—
Cash paid during the year for income taxes	—	—	—	—	—

During the six month period ended 31 July 2006, the Company issued 20,000 share valued at $3,000 as a payment of a loan placement fee (Note 4). This amount was included in accounts payable at 31 January 2006.

During the six month period ended 31 July 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $Nil, $1,800 and $Nil respectively (Notes 6 and 7).

During the six month period ended 31 July 2005, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $3,000, $1,800 and $150 respectively (Note 6).

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

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Report on Form 10-QSB.

Share Capital

Our Certificate of Incorporation currently provides that we are authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2006 there were 34,986,672 shares of common stock issued and outstanding. As of July 31, 2006 there were 40,006,672 shares of common stock issued and outstanding.

The increase in share capital was the result, in the previous six months, of the issuance of 5,000,000 common shares at a price of $1.00 per share and the issuance of 20,000 shares as the payment of a loan placement fee, for a loan made to us during the fiscal year ended January 31, 2006, during the quarterly period ended April 30, 2006. The sale of the 5,000,000 common shares was made to two purchasers (as to 2,500,000 shares and $2,500,000 each) under the exemptions from registration provided by Regulation D Rule 506.

There were no shares of common stock issued during the three months ending July 31, 2006.

Liquidity and Capital Resources

As at July 31, 2006, the Company had $4,548,927 in current assets, and $181,672 in liabilities, including cash or cash equivalents amounting to $4,521,912. The liabilities of $181,672 include accounts payable and accrued liabilities of $56,569, a note payable of $100,000 and an amount due to a related party of $25,103.

The increase in current assets (cash and cash equivalents) to $4,548,927 from $65,697 as at January 31, 2006 is a reflection primarily of the private placement funds of $5,000,000 that the new management of the Company arranged to fund its working capital and its possible acquisition of API Electronics Group Corp. Prepaid expenses also increased to $27,015 from $0, as at January 31, 2006.

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

The Company’s only employment or management agreement is with its President, Guy Peckham, which requires the Company to pay $5,000 per month compensation to him. Mr. Peckham’s management agreement provides that it can be terminated with 30 days’ notice. Mr. Donald Wright, a Director of the Company, receives a total of $2,500 per quarter for directors’ fees which totaled $4,583 from the date of his appointment to July 31, 2006.

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

The Company has no leased or owned premises and there are no plans for the acquisition of any plant or equipment. The Company now operates out of premises provided to the Company by a former shareholder. Assuming that the API Electronics Group Corp. acquisition closes, the Company anticipates that it will operate its office functions from the offices of API Electronics Group Corp.

Net Sales

The Company had no net sales in the six months ending July 31, 2006.

Gross Profit

The Company sold no products nor did it produce any products in the six months ending July 31, 2006 and as a result had no gross profit.

Administrative Expenses

General and Administrative expenses were $643,297 in the six months ending July 31, 2006 reflecting the costs of legal and other expenses associated with the Company’s proposed acquisition of API Electronics Group Corp. General and Administrative expenses in the corresponding period ending July 31, 2005 were $15,455.

Operating Loss and Net Loss for the Period

The Company incurred a net loss of $(580,452) for the six months ending July 31, 2006, an increase from the $(37,284) in the six months ending July 31, 2005. This increased loss was the result primarily of increased expenses, particularly general and administrative expenses, associated with pursuing its proposed acquisition of API Electronics Group Corp. Legal and accounting expenses increased to $381,831 from $6,440 in the corresponding period in 2005 and this increase in expenses was only partially offset by interest income of $62,845 representing interest on the private placement funds held by the Company.

Stock based compensation increased to $45,717 from $0 in the corresponding period in 2005. Investor relations expenses increased to $50,000 in the six months ending July 31, 2006 from $0 in the corresponding period in 2005. Management fees, office and miscellaneous expenses, rent and transfer agent fees also showed significant increases as summarized in Schedule 1 to the financial statements.

The basic and diluted loss per common share increased from $(0.001) in the six months ending July 31, 2005 to $(0.015) in six months ending July 31, 2006. This increased loss was due to the increases in general and administrative expenses, in particular legal and accounting expenses associated with its proposed transaction with API Electronics Group Corp. and occurred even though the Company had a greater weighted average number of common shares which were used in per share calculations.

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

The Company and API Electronics Group Corp. have recently filed with the U.S. Securities and Exchange Commission (“SEC”) a joint management information circular and proxy statement pursuant to which both entities are seeking shareholder approvals in connection with the Company’s proposed acquisition of API Electronics Group Corp. The date of our shareholders’ meeting has not been finally determined and depends, in part, on the SEC review of the proxy statement. Closing of the proposed acquisition will not occur until both the Company’s shareholders and those of API Electronics Group Corp. have approved resolutions necessary for the proposed acquisition and the Company’s registration statement registering the Company’s common stock issuable on conversion of exchangeable shares being issued in the proposed acquisition of API Electronics Group Corp. for resale of such shares in the United States is declared effective by the SEC.

Interest and Other Expenses

The Company reported interest of $62,845 for the six months ending July 31, 2006, an increase from $0 in the corresponding 2005 period.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”)), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information we are required to disclose in reports that are filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, including during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls over Financial Reporting

During the first six months of the fiscal year ending January 31, 2007, which six month period ended July 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered shares of our capital stock during the quarter ended July 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no meetings of stockholders, and no submission of matters to a vote of security holders during the period covered by this Form 10-QSB.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHBIT AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	By-laws (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.5	Non-Qualified stock Option Plan (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

3.6	Audit Committee Charter (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Letter of Intent with API Electronics Group Corp. (incorporated by reference to the Company’s Form 8-K filed on March 28, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Compensation Agreement with Guy Peckham dated April 21, 2006 (incorporated by reference from the Company’s Form 8-K filed on April 24, 2006).

10.7	Combination Agreement among the Company, API Electronics Group Corp. and the Company in trust for RVI Sub, Inc. dated May 8, 2006 (incorporated by reference from the Company’s Form 8-K filed on May 9, 2006).

10.8	Non-binding Letter of Intent with National Hybrid and Pace Technology dated July 14, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 20, 2006).

10.9	Form of Support Agreement (incorporated by reference from the Company’s Form S-1 filed on August 11, 2006).

10.10	Form of Voting and Exchange Agreement (incorporated by reference from the Company’s Form S-1 filed on August 11, 2006).

10.11	Share Capital and Other Provisions to be included in the Articles of Incorporation of RVI Sub, Inc. (incorporated by reference from the Company’s Form S-1 filed on August 11, 2006).

14.1	Code of Ethics (incorporated by reference from the Company’s Definitive Proxy Statement filed on April 19, 2004).

14.2	Coded of Ethics for Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on March 10, 2006).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

99.1	Restated Financial Statements for the Company for the fiscal year ended January 31, 2006 (incorporated by reference from the Company’s Form 8-K filed on May 30, 2006).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBINCON VENTURES INC.

Date: September 14, 2006	By:	/s/ Guy Peckham
Guy Peckham
Chief Executive Officer
President and Director
Chief Financial Officer
Secretary Treasurer
Director