Form 10QSB
period 2006-10-31
API Nanotronics Corp.
filed 2006-12-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-29429

API NANOTRONICS CORP.

(Exact name of small business issuer as specified in charter)

Delaware	98-0200798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 University Avenue, Suite 1400

Toronto Ontario

Canada M5G 1X3

(Address of principal executive offices)

(416) 593-6543

(Issuer’s telephone number including area code)

N/A

(Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days     Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

53,954,472 shares of common stock with a par value of $0.001 per share at December 13, 2006

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of API Nanotronics Corp., formerly known as Rubincon Ventures Inc. (the “Company”), at October 31, 2006, and the statements of operations for the three and nine months ended October 31, 2006 and 2005, and the cash flows for the nine months ended October 31, 2006 and 2005 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended October 31, 2006 are not indicative of future results. The Company acquired all the stock of API Electronics Group Corp. (“API”) on November 6, 2006 pursuant to a plan of arrangement (the “Plan of Arrangement”) approved by the Ontario Superior Court of Justice. The Plan of Arrangement was undertaken pursuant to the Combination Agreement (the “Combination Agreement”) dated as of May 5, 2006 among the Company, API and RVI Sub, Inc. In connection with the Plan of Arrangement, the Company is issuing 28,254,060 shares of (i) its common stock or (ii) exchangeable shares of its wholly-owned Ontario subsidiary, RVI Sub, Inc. to the former shareholders of API in exchange for their API common shares at an exchange ratio of 10 shares of Rubincon common stock or 10 exchangeable shares for each share of API common stock. Exchangeable shares are only available to Canadian residents. Exchangeable shares have been constructed to have the same rights as the Company’s common stock to the extent practicable. As a result of the Plan of Arrangement, shareholders of Rubicon Ventures Inc. prior to the Plan of Arrangement own approximately 59% of the combined entity and shareholders of API own approximately 41% of the combined entity.

The outstanding shares of the Company’s common stock set forth on the cover page of this form reflect only the 13,947,800 shares of the Company’s common stock that have been issued for API common shares as of December 13, 2006. This number does not include the 2,812,060 exchangeable shares of API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., that have been issued for API common shares as of December 13, 2006. The exchangeable shares have been created to have the same rights as the common stock of the Company to the extent practicable despite not being issued by the Company. Additional shares of the Company’s common stock and exchangeable shares will be issued pursuant to the Plan of Arrangement as described above.

Additionally, pursuant to the Plan of Arrangement, outstanding options of API were converted into options or warrants to acquire 10 times the number of shares subject to the API options, the exchange ratio, at an exercise price of one-tenth the price for the shares of API subject to the original options.

More information about the combined company is more fully set forth in Amendment No. 2 to Registration Statement on Form S-1 filed by the Company on November 6, 2006, effective November 9, 2006 (the “Form S-1”).

Effective concurrently with the close of the Plan of Arrangement and the Combination Agreement, the Company’s fiscal year was changed from January 31 to May 31. The Company will account for the transaction that occurred pursuant to the Combination Agreement and the Plan of Arrangement as a “reverse merger.” Because reverse merger accounting dictates that the historical financial statements of API are now the Company’s financial statement, the Company will not file a transition report. Current financial statements including those of API and the Company are included in the Form S-1 which is incorporated herein by reference. Because this Form 10-QSB relates to a period which ended prior to the consummation of the Plan of Arrangement, the financial statements in this Form 10-QSB do not incorporate any of the financial information of API and do not reflect reverse merger accounting.

API Nanotronics Corp.

(Formerly “Rubincon Ventures Inc.”)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 October 2006	As at 31 January 2006 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,193,070	65,967
Prepaid expenses	16,667	—

	4,209,737	65,967
Investment (Note 3)	100,000	—

	4,309,737	65,967

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	61,684	23,674

Note payable (Note 5)	100,000	100,000
Due to related parties (Note 6)	25,103	45,103

	186,787	168,777

Stockholders’ equity
Capital stock (Note 8)
Authorized
200,000,000 common shares, par value $0.001
Issued and outstanding
31 October 2006 – 40,006,672 common shares, par value $0.001
31 January 2006 – 34,986,672 common shares, par value $0.001	40,007	34,987
Additional paid-in capital	5,188,313	141,916
Deficit, accumulated during the development stage	(1,105,370)	(279,713)

	4,122,950	(102,810)

	4,309,737	65,967

Nature and Continuance of Operations (Note 1) and Commitments (Note 11)

API Nanotronics Corp.

(Formerly “Rubincon Ventures Inc.”)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 31 October 2006	For the three month period ended 31 October 2006	For the three month period ended 31 October 2005	For the nine month period ended 31 October 2006	For the nine month period ended 31 October 2005
	$	$	$	$	$
Expenses
Mineral property expenditure	39,113	—	—	—	—
General and administrative (Schedule 1)	1,217,026	333,129	6,818	976,426	44,101

Net loss before other item	(1,256,139)	(333,129)	(6,818)	(976,426)	(44,101)

Other item
Interest income	150,769	87,924	—	150,769	—

Net loss for the period	(1,105,370)	(245,205)	(6,818)	(825,657)	(44,101)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.02)	(0.01)

Weighted average number of common shares used in per share calculations		40,006,672	49,738,704	39,931,800	48,286,706

API Nanotronics Corp.

(Formerly “Rubincon Ventures Inc.”)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 31 October 2006	For the three month period ended 31 October 2006	For the three month period ended 31 October 2005	For the nine month period ended 31 October 2006	For the nine month period ended 31 October 2005
	$	$	$	$	$
Cash flows from operating activities
Net loss for the period	(1,105,370)	(245,205)	(6,818)	(825,657)	(44,101)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital - expenses (Notes 7 and 8)	71,025	900	2,425	2,700	7,425
Non-cash interest	3,000	—	—	—
Stock-based compensation (Note 9)	45,717	—	—	45,717	—

Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(16,667)	10,347	—	(16,667)	—
Increase (decrease) in accounts payable and accrued liabilities (Notes 12 and 14)	61,684	5,116	(1,207)	41,010	(18,262)
Increase (decrease) in due to related parties (Notes 12 and 14)	55,677	—	3,269	—	5,177

	(884,934)	(228,842)	(2,331)	(752,897)	(49,761)

Cash flows from investing activity
(Increase) in investment (Note 3)	(100,000)	(100,000)	—	(100,000)	—

Cash flows from financing activities
Common shares issued for cash (Note 8)	5,052,901	—	—	5,000,000	50,500
Increase in note payable	100,000	—	—	—	—
Increase (decrease) in due to related parties (Note 6)	25,103	—	—	(20,000)	—

	5,178,004	—	—	4,980,000	50,500

Increase (decrease) in cash and cash equivalents	4,193,070	(328,842)	(2,331)	4,127,103	739

Cash and cash equivalents, beginning of period	—	4,521,912	3,171	65,967	101

Cash and cash equivalents, end of period	4,193,070	4,193,070	840	4,193,070	840

Supplemental Disclosures with Respect to Cash Flows (Note 12)

API Nanotronics Corp.

(Formerly “Rubincon Ventures Inc.”)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$
Balance at 2 February 1999 (inception)
Common shares issued for cash ($0.001 per share)- 25 February 1999	38,413,120	38,413	(36,012)	—	2,401
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the period	—	—	—	(23,160)	(23,160)

Balance at 31 January 2000	38,413,120	38,413	(25,812)	(23,160)	(10,559)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(19,203)	(19,203)

Balance at 31 January 2001	38,413,120	38,413	(15,612)	(42,363)	(19,562)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(24,135)	(24,135)

Balance at 31 January 2002	38,413,120	38,413	(5,412)	(66,498)	(33,497)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(31,276)	(31,276)

Balance at 31 January 2003	38,413,120	38,413	4,788	(97,774)	(54,573)
Contributions to capital by related parties – expenses	—	—	10,200	—	10,200
Net loss for the year	—	—	—	(34,357)	(34,357)

Balance at 31 January 2004	38,413,120	38,413	14,988	(132,131)	(78,730)
Contributions to capital by related parties – expenses	—	—	9,900	—	9,900
Net loss for the year	—	—	—	(30,945)	(30,945)

Balance at 31 January 2005	38,413,120	38,413	24,888	(163,076)	(99,775)

API Nanotronics Corp.

(Formerly “Rubincon Ventures Inc.”)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$
Balance at 31 January 2005	38,413,120	38,413	24,888	(163,076)	(99,775)
Common shares issued for cash ($0.009 per share) – 7 March 2005	5,386,672	5,387	45,113	—	50,500
Common shares issued for debt ($0.009 per share) – 7 March 2005	5,938,912	5,939	49,738	—	55,677
Cancellation of common shares – 8 December 2005	(14,752,032)	(14,752)	14,752	—	—
Contributions to capital by related parties – expenses	—	—	7,425	—	7,425
Net loss for the year	—	—	—	(116,637)	(116,637)

Balance at 31 January 2006	34,986,672	34,987	141,916	(279,713)	(102,810)
Common shares issued for cash ($1.00 per share) – 4 April 2006 (Note 8)	5,000,000	5,000	4,995,000	—	5,000,000
Common shares issued for debt ($0.15 per share) – 22 February 2006 (Notes 5, 8 and 12)	20,000	20	2,980	—	3,000
Contributions to capital by related parties – expenses (Notes 7 and 12)	—	—	2,700	—	2,700
Stock-based compensation (Note 9)	—	—	45,717	—	45,717
Net loss for the period	—	—	—	(825,657)	(825,657)

Balance at 31 October 2006	40,006,672	40,007	5,188,313	(1,105,370)	4,122,950

API Nanotronics Corp.

(Formerly “Rubincon Ventures Inc.”)

(A Development Stage Company)

Schedule 1- General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 2 February 1999 to 31 October 2006	For the three month period ended 31 October 2006	For the three month period ended 31 October 2005	For the nine month period ended 31 October 2006	For the nine month period ended 31 October 2005
	$	$	$	$	$
Advertising and promotion	58,858	17,750	—	58,858	—
Bank charges and interest	1,366	(199)	—	465	—
Consulting fees	94,978	32,766	—	84,872	—
Director fees (Note 7)	7,083	2,500	—	7,083	—
Filing fees	37,092	159	—	22,975	—
Franchise tax	692	—	—	—	—
Interest on note payable (Note 5)	8,959	2,521	—	7,480	—
Investor relations	80,000	30,000	—	80,000	—
Legal and accounting	711,963	229,521	—	611,352	—
Loan placement fees	3,000	—	—	—	—
Management fees (Note 7)	100,500	15,000	1,500	45,000	4,500
Meals and entertainment	579	—	—	—	—
Office and miscellaneous	10,531	134	4,343	252	36,676
Rent (Notes 7)	27,000	900	900	2,700	2,700
Stock-based compensation	45,717	—	—	45,717	—
Telephone (Notes 7)	6,736	1,119	75	1,739	225
Transfer agent fees	17,372	958	—	3,333	—
Travel	4,600	—	—	4,600	—

	1,217,026	333,129	6,818	976,426	44,101

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

1.	Nature and Continuance of Operations

API Nanotronics Corp.(formerly “Rubincon Ventures Inc.”)(the “Company”) was incorporated under the laws of the State of Delaware on 2 February 1999. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware.

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

The Company’s financial statements as at 31 October 2006 and for the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $825,657 for the nine month period ended 31 October 2006 (31 October 2005- $44,101) and has working capital of $4,022,950 at 31 October 2006 (31 January 2006- working capital deficiency of $102,810).

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

At 31 October 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. At 31 October 2006 there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 October 2006 and for the three month and nine month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended 31 October 2006 are not necessarily indicative of the results that may be expected for the year ending 31 January 2007.

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

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 October 2006, the Company has no items that represent a comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

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

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

Start-up expenses

The Company has adopted Statement of Position SFAS No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from inception on 2 February 1999 to 31 October 2006.

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income but are reported as other comprehensive income. No significant realized exchange gains or losses were recorded in the period ended 31 October 2006.

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

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.	Investment

On 14 July 2006 the Company entered into a non-binding letter of intent (the “Letter of Intent”) to purchase all of the capital stock of National Hybrid, Inc. and Pace Technology, Inc. from the Estate of Ben Pace. Pursuant to the Letter of Intent the Company has the option to purchase two thirty day extensions for $100,000 each. The extension payments are non-refundable, but such payments shall be applied to the purchase price. During the period ended 31 October 2006 the Company paid $100,000 to the Estate of Ben Pace to extend negotiations under the Letter of Intent to 31 October 2006. Subsequent to 31 October 2006 the Company paid an additional $100,000 to extend negotiations under the Letter of Intent to 31 January 2007 (Notes 11 and 13)

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

	31 October 2006	31 January 2006 (Audited)
	$	$
Trade payables and accrued liabilities	52,724	19,015
Franchise taxes payable	—	179
Interest on note payable (Note 5)	8,960	1,480
Loan placement fee payable (Note 5)	—	3,000

	61,684	23,674

5.	Note Payable

The note payable bears interest at 10% per annum, payable annually on 8 December, is unsecured and is repayable in full on 8 December 2006. Interest is payable at a rate of 30% per annum on any principal or interest outstanding after 8 December 2006. The terms of the note payable also require the Company to issue 20,000 common shares of the Company valued at $3,000 ($0.15 per share) to the holder of the note payable as the payment of a loan placement fee. These shares were issued on 22 February 2006 (Notes 8 and 12). This placement fee has been recorded as loan placement fee expense of $3,000 during the year ended 31 January 2006 and was included in accounts payable at 31 January 2006.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

6.	Due to Related Parties

As at 31 October 2006, the amount due to related parties consists of $25,103 (31 January 2006-$45,103) payable to a director of the Company. As at 31 October 2006 and 31 January 2006, a total of $20,103 of this amount represents a short term loan provided to the Company by a director of the Company. These balances are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Related Party Transactions

During the nine month period ended 31 October 2006, the Company paid or accrued management fees of $45,000 (31 October 2005-$3,000) to the president of the Company.

During the nine month period ended 31 October 2006, the Company paid or accrued director fees of $7,083 (31 October 2005-$Nil) to a director of the Company.

During the nine month period ended 31 October 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amount of $Nil (31 October 2005-$4,500 , cumulative-$40,500) $2,700 (31 October 2005-$2,700 , cumulative-$27,000) and $Nil (31 October 2005-$225, cumulative-$3,525) respectively (Notes 8 and 12).

8.	Capital Stock

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 40,006,672 common shares with a par value of $0.001 per common share.

i.	On 22 February 2006, the Company issued 20,000 common shares related to the payment of a loan placement fee valued at $3,000. This amount was recorded as accounts payable as at 31 January 2006 (Note 5).

ii.	On 4 April 2006, the Company issued 5,000,000 common shares for cash proceeds of $5,000,000.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

Stock options

The following stock options were outstanding and exercisable at 31 October 2006:

Exercise price	Number of options outstanding	Weighted- average contractual life (years)	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price
$			$		$
1.00	100,000	4.37	1.00	25,000	1.00
1.00	25,000	9.41	1.00	12,500	1.00

	125,000	6.89	1.00	37,500	1.00

The following is a summary of stock option activities during the nine month period ended 31 October 2006 and 2005:

	Number of options	Weighted average exercise price
$
Outstanding at 1 February 2005	—	—

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at 31 October 2005	—	—

Exercisable at 31 October 2005	—	—

Weighted average fair value of options granted during the period		—

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

	Number of options	Weighted average exercise price
		$
Outstanding at 1 February 2006	—	—

Granted	125,000	1.00
Exercised	—	—
Forfeited	—	—

Outstanding at 31 October 2006	125,000	1.00

Exercisable at 31 October 2006	37,500	1.00

Weighted average fair value of options granted during the period		0.75

9.	Stock-Based Compensation

On 20 August 2002, the stockholders of the Company approved a Non-Qualified Stock Option Plan (the “Stock Option Plan”) which provided for the issuance of a maximum of 3,840,000 common shares of the Company for future purchase by key employees, independent contractors, technical advisors or directors of the Company at a price of $0.009 per share. The Stock Option Plan was to be in effect for ten years. No shares were issued under the Stock Option Plan and it was cancelled during the nine month period ended 31 October 2006.

During the nine month period ended 31 October 2006, the Company granted 100,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring 14 March 2011. A total of 25,000 of these stock options vested on the granted date of 15 March 2006. A total of 75,000 of these stock options vest upon the closing by the Company of a nano-technology acquisition that the option-holder is instrumental in identifying for the Company. The total estimated fair value of these options was $53,259 ($0.53259 per option). During the nine month period ended 31 October 2006, stock-based compensation of $21,304 has been recorded in the statement of operations with the corresponding amount recorded as additional paid-in capital in stockholders’ equity.

During the nine month period ended 31 October 2006, the Company granted 25,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring 28 March 2016. A total of 12,500 of these stock options vested on the grant date of 29 March 2006. A total of 12,500 of these stock options vest on 29 March 2007. The total estimated fair value of these options was $40,689 ($1.62754 per option). During the nine month period ended 31 October 2006, stock-based compensation of $24,413 has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholder’s equity.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

On 26 October 2006, the board of directors of the Company adopted the API Nanotronics Corp. 2006 Equity Incentive Plan (the “2006 Plan”), to become effective upon the closing date of the Company’s transaction with API Electronics Group Corp. and RVI Sub, Inc., subject to the 2006 Plan being approved by the shareholders of the Company within one year from the date of adoption of the 2006 Plan by the directors of the Company. The 2006 Plan provides for the issuance of up to 15,000,000 shares of the Company’s common stock pursuant to either stock grants or stock options to directors, consultants and key employees of the Company and its subsidiaries. Stock options must be issued with an exercise price of the fair market value of the stock of the Company on the date of grant. The 2006 Plan is effective for a period of ten years. No options or stock grants had been issued under the 2006 Plan as of 31 October 2006 (Note 11).

The following assumptions were used for the Black-Scholes valuation of stock options granted during the period:

	For the nine month period ended 31 October 2006	For the nine month period ended 31 October 2005
Risk free interest rate	4.78%	—
Expected life	1 year	—
Annualized volatility	54.21%	—
Expected dividends	—	—

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2006. There are no current or deferred tax expenses for the period ended 31 October 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 October 2006	For the nine month period ended 31 October 2005
	$	$
Deferred tax asset attributable to:
Current operations	280,723	14,994
Contributions to capital by related parties (Note 7)	(918)	(2,525)
Stock-based compensation	(15,544)	—
Less: Change in valuation allowance	(264,261)	(12,469)

Net refundable amount	—	—

The composition of the Company’s deferred tax assets as at 31 October 2006 and 31 January 2006 is as follows:

	31 October 2006	31 January 2006 (Audited)
	$	$
Net income tax operating loss carryforward	988,627	279,713

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Gross deferred tax assets	336,133	95,102
Less: Valuation allowance	(336,133)	(95,102)

Net deferred tax asset	—	—

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2006, the Company has an unused net operating loss carryforward balance of approximately $988,627 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2027.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

11.	Commitments

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

On 8 May 2006, the Company and API Electronics Group Corp. (“API”) entered into a definitive combination agreement (the “Combination Agreement”) implementing a previously executed letter of intent. Subject to regulatory and shareholder approval and other customary closing conditions, the Combination Agreement provides that under the terms of a plan of arrangement, API will become a wholly owned subsidiary of the Company. If the transaction occurs, each holder of common shares of API will receive ten shares of common stock of the Company, or at the option of Canadian holders of API common shares, ten exchangable shares of RVI Sub, Inc., a wholly owned subsidiary of the Company. The exchangable shares can be exchanged for shares of common stock of the Company on a one-for-one basis and are designed to give the holder the same economic rights as a holder of the Company’s common stock. If the transaction is completed, the Company will change its name to API Nanotronics Corp. The management of API Nanontronics Corp. will be the same as the current management of API and the members of the board of directors of API will constitute the majority of the board of directors of the combined entity. API, through its subsidiaries, is engaged in the manufacture of electronic components and systems for the defense and communications industries and has operations in the United States and Canada (Note 13).

On 20 July 2006, the Company signed a non-binding letter of intent proposing an acquisition of National Hybrid, Inc. and Pace Technology, Inc., from the Estate of Ben Pace (the “Acquisition Agreement”) (Notes 3 and 13).

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

12.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 2 February 1999 to 31 October 2006	For the three month period ended 31 October 2006	For the three month period ended 31 October 2005	For the nine month period ended 31 October 2006	For the nine month period ended 31 October 2005
			$	$	$
Cash paid during the year for interest	—	—	—	—	—
Cash paid during the year for income taxes	—	—	—	—	—

During the nine month period ended 31 October 2006, the Company issued 20,000 common shares valued at $3,000 as a payment of a loan placement fee (Note 5 and 8). This amount was included in accounts payable at 31 January 2006.

During the nine month period ended 31 October 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $Nil, $3,000 and $Nil respectively (Note 7).

During the nine month period ended 31 October 2005, officers-directors, and their controlled entities, have made contributions to capital for management fees, rent and telephone in the amounts of $4,500, $2,700 and $225 respectively (Note 7).

During the nine month period ended 31 October 2006 the Company issued 20,000 common shares valued at $3,000 for the settlement of accounts payable (Note 8).

During the year ended 31 January 2006 the Company issued 5,938,912 common shares (valued at $55,677) for settlement of accounts payable to related parties.

13.	Subsequent events

The following events occurred subsequent to 31 October 2006:

i.

The Company acquired all the stock of API on November 6, 2006 pursuant to a plan of arrangement (the “Plan of Arrangement”) approved by the Ontario Superior Court of Justice. The Plan of Arrangement was undertaken pursuant

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 October 2006

to the Combination Agreement dated as of May 5, 2006 among the Company, API and RVI Sub, Inc. In connection with the Plan of Arrangement, the Company will issue 28,254,060 shares of (i) its common stock or (ii) exchangeable shares of its wholly-owned Ontario subsidiary, RVI Sub, Inc. to the former shareholders of API in exchange for their API common shares at an exchange ratio of 10 shares of Rubincon common stock or 10 exchangeable shares for each share of API common stock. Exchangeable shares are only available to Canadian residents. Exchangeable shares have been constructed to have the same rights as the Company’s common stock to the extent practicable. As a result of the Plan of Arrangement, shareholders of the Company prior to the Plan of Arrangement will own approximately 59% of the combined entity and shareholders of API will own approximately 41% of the combined entity.

Additionally, pursuant to the Plan of Arrangement, outstanding options of API were converted into options or warrants to acquire 10 times the number of shares subject to the API options, the exchange ratio, at an exercise price of one-tenth the price for the shares of API subject to the original options.

ii.	The Company paid $100,000 to the Estate of Ben Pace to extend the Letter of Intent with respect to the purchase of the capital stock of National Hybrid, Inc. and Pace Technology, Inc. to 31 January 2007 (Note 3).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS OVERVIEW

Share Capital

Our Certificate of Incorporation currently provides that we are authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2006 there were 34,986,672 shares of common stock issued and outstanding. As of October 31, 2006 there were 40,006,672 shares of common stock issued and outstanding.

The increase in share capital was the result, in the previous nine months, of the issuance of 5,000,000 common shares at a price of $1.00 per share and the issuance of 20,000 shares as the payment of a loan placement fee, for a loan made to us during the fiscal year ended January 31, 2006, during the quarterly period ended April 30, 2006. The sale of the 5,000,000 common shares was made to two purchasers (as to 2,500,000 shares and $2,500,000 each) under the exemptions from registration provided by Regulation D Rule 506.

There were no shares of common stock issued during the three months ending October 31, 2006.

Liquidity and Capital Resources

As at October 31, 2006, the Company had $4,209,737 in current assets, and $186,787 in liabilities, including cash or cash equivalents amounting to $4,193,070. The assets include an investment of $100,000 as summarized in Note 3 to the financial statements. The liabilities of $186,787 include accounts payable and accrued liabilities of $61,684, a note payable of $100,000 as summarized in Note 5 to the financial statements, and an amount due to a related party of $25,103.

The increase in current assets (cash and cash equivalents) to $4,209,737 from $65,697 as at January 31, 2006 is a reflection primarily of the private placement funds of $5,000,000 that the management of the Company arranged to fund its working capital and its possible acquisition of API Electronics Group Corp. Prepaid expenses also increased to $16,667 from $0, as at January 31, 2006.

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

At October 31, 2006, the Company had no contractual obligations for lease premises, rental premises, employment agreements or work commitments other than as described below.

At October 31, 2006, the Company’s only employment or management agreement was with its then President, Guy Peckham, which required the Company to pay $5,000 per month compensation to him. Mr. Peckham’s management agreement provides that it can be terminated with 30 days’ notice. Mr. Donald Wright, a Director of the Company, receives a total of $2,500 per quarter for directors’ fees, which totaled $7,083 from the date of his appointment to October 31, 2006.

The Company does not anticipate hiring any employees prior to the consummation of the transaction with API but will continue, where required, to pay fees on a contract or consulting basis for bookkeeping, EDGAR filing, legal and other services.

Results of Operations

The Company has had no revenue to October 31, 2006. At October 31, 2006, the Company had no operations and was a shell company as defined in Rule 12b-2 of the Exchange Act. It is expected that it will remain a shell company as defined in Rule 12b-2 of the Exchange Act until such time as it has closed its acquisition of API Electronics Group Corp.

At October 31, 2006, the Company has no leased or owned premises and there are no plans for the acquisition of any plant or equipment. Until October 31, 2006, the Company operated out of premises provided to the Company by a former shareholder. Assuming that the API Electronics Group Corp. acquisition closes, the Company anticipates that it will operate its office functions from the offices of API Electronics Group Corp.

Net Sales

The Company had no net sales in the nine months ending October 31, 2006.

Gross Profit

The Company sold no products nor did it produce any products in the nine months ending October 31, 2006 and as a result had no gross profit.

Administrative Expenses

General and administrative expenses were $976,426 in the nine months ending October 31, 2006 reflecting the costs of legal and other expenses associated with the Company’s acquisition of API Electronics Group Corp. General and administrative expenses in the corresponding period ending October 31, 2005 were $44,101.

Operating Loss and Net Loss for the Period

The Company incurred a net loss of $(825,657) for the nine months ending October 31, 2006, an increase from the $(44,101) in the nine months ending October 31, 2005. This increased loss was the result primarily of increased expenses, particularly general and administrative expenses, associated with pursuing its transaction with API Electronics Group Corp. Legal and accounting expenses increased to $611,352 from $0 in the corresponding period in 2005 and this increase in expenses was only partially offset by interest income of $150,769 representing interest on the private placement funds held by the Company.

Stock based compensation increased to $45,717 from $0 in the corresponding period in 2005. Investor relations expenses increased to $80,000 in the nine months ending October 31, 2006 from $0 in the corresponding period in 2005. Management fees, office and miscellaneous expenses, rent and transfer agent fees also showed significant increases as summarized in Schedule 1 to the financial statements.

The basic and diluted loss per common share increased from $(0.01) in the nine months ending October 31, 2005 to $(0.02) in nine months ending October 31, 2006. The increased loss was due to the increase in general and administrative expenses, in particular legal and accounting expenses associated with its transaction with API Electronics Group Corp. and occurred even through the Company has a greater weighted average number of common shares, which were used in per share calculations.

As of October 31, 2006, the Company expects that it will continue to incur operating and net losses, unless the acquisition of API Electronics Group Corp. is completed. A significant proportion of the expenses incurred by the Company since its last year end on January 31, 2006 are expenses associated with its proposed acquisition of API Electronics Group Corp. and are “one time” expenses not likely to be incurred again in the future.

The Company and API Electronics Group Corp. filed with the U.S. Securities and Exchange Commission (“SEC”) a joint management information circular and proxy statement pursuant to which both entities sought shareholder approvals in connection with the Company’s proposed acquisition of API Electronics Group Corp. The transaction between API Electronics Group Corp. and the Company was approved at both shareholder meetings.

Interest and Other Expenses

The Company reported interest of $7,480 and other expenses for the nine months ending October 31, 2006, an increase from $0 in the corresponding 2005 period.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

During the period to which this report relates, the Company had only one executive officer, Guy Peckham, who was acting both in the roles of Chief Executive Officer and Chief Financial Officer at the present time. Mr. Peckham resigned from those posts on November 6, 2006. The new Chief Executive Officer, Phillip DeZwirek, and the new Chief Financial Officer, Claudio Mannarino, have reviewed the controls that existed during Mr. Peckham’s tenure.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information we are required to disclose in reports that are filed and submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time period specified in SEC rules and forms, including during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls over Financial Reporting

During the first nine months of the fiscal year ending January 31, 2007, which nine month period ended October 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered shares of our capital stock during the quarter ended October 31, 2006. However, see the Form S-1 with respect to the Plan of Arrangement transaction and the Company’s Current Report on Form 8-K filed November 9, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2006 a special meeting of the shareholders of the Company was held to vote upon the amendment to the certificate of incorporation of the Company (i) to the change of the name of the Company to “API Nanotronics Corp.” and (ii) to authorize the issuance of a share of special voting stock to provide a mechanism for the holders of exchangeable shares to be issued in the transaction with API Electronics Group Corp. to have voting rights with respect to matters affecting the Company. Such changes to the certificate of incorporation were required to effect the combination of the Company with API Electronics Group Corp. contemplated by the Combination Agreement, dated as of May 5, 2006 among API Electronics Group Corp., the Company and RVI Sub, Inc. and implemented through the Plan of Arrangement.

At the meeting 25,877,332 shares representing 64.68% of a total of 40,006,672 shares of common stock outstanding and eligible to vote at such special meeting were present. All 25,877,332 shares represented at the meeting voted for the proposal and no shares were voted against or abstained from voting. Consequently the measure was approved by the shareholders of the Company.

ITEM 5. OTHER INFORMATION

See the description of the Plan of Arrangement involving the Company described in Item 1.

ITEM 6. EXHBIT AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

3.6	Audit Committee Charter (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Non-binding Letter of Intent with National Hybrid and Pace Technology dated July 14, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 20, 2006).

10.7	Support Agreement dated November 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006)

10.8	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006)

10.9	Share Capital and Other Provisions included in the Articles of Incorporation of RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006)

10.10	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 27, 2006).

14.1	Code of Ethics (incorporated by reference from the Company’s Definitive Proxy Statement filed on April 19, 2004).

14.2	Coded of Ethics for Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on March 10, 2006).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.3	Letter in Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, Chairman and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Vice President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

99.1	Restated Financial Statements for the Company for the fiscal year ended January 31, 2006 (incorporated by reference from the Company’s Form 8-K filed on May 30, 2006).

99.2	Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006 (incorporated by reference)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: December 14, 2006	By:	/s/ Phillip DeZwirek
Phillip DeZwirek
Chief Executive Officer, Chairman and Treasurer