Form 10QSB
period 2006-11-30
API Nanotronics Corp.
filed 2007-01-16
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

53,954,472 shares of common stock with a par value of $0.001 per share at January 10, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

API NANOTRONICS CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheet of API Nanotronics Corp., formerly known as Rubincon Ventures Inc., at November 30, 2006, and the statements of operations for the three and six months ended November 30, 2006 and 2005, and the cash flows for the six months ended November 30, 2006 and 2005 have been prepared by management and are unaudited and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

API Nanotronics Corp. acquired all the stock of API Electronics Group Corp. (“API”) on November 6, 2006 pursuant to a plan of arrangement (the “Plan of Arrangement”) approved by the Ontario Superior Court of Justice. The Plan of Arrangement was undertaken pursuant to the Combination Agreement (the “Combination Agreement”) dated as of May 5, 2006 among API Nanotronics Corp., API and API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc. In connection with the Plan of Arrangement, API Nanotronics Corp. is issuing 28,254,060 shares of (i) its common stock or (ii) exchangeable shares of its wholly-owned Ontario subsidiary, API Nanotronics Corp. Sub, Inc., to the former shareholders of API in exchange for their API common shares at an exchange ratio of 10 shares of API Nanotronics Corp. common stock or 10 exchangeable shares of API Nanotronics Sub, Inc. for each share of API common stock. Exchangeable shares are only available to Canadian residents. Exchangeable shares are exchangeable on a one-for-one basis into API Nanotronics Corp. common stock and have been constructed to have the same rights as API Nanotronics Corp. common stock to the extent practicable.

The outstanding shares of API Nanotronics Corp. common stock set forth on the cover page of this form do not include the 13,715,940 exchangeable shares of API Nanotronics Sub, Inc., that have been issued for API common shares as of January 10, 2007. Additionally, this number does not reflect 59,032 common shares of API that had not been converted into 590,320 shares of either API Nanotronics Corp. common stock or API Nanotronics sub, Inc. exchangeable shares as of January 10, 2007. These additional shares of the API Nanotronics Corp. common stock and API Nanotronics Sub, Inc. exchangeable shares will be issued pursuant to the Plan of Arrangement as described above upon the former API common shareholders submitting properly prepared letters of transmittal to API Nanotronics Corp.’s transfer agent.

Additionally, pursuant to the Plan of Arrangement, outstanding options of API were converted into options or warrants to acquire 10 times the number of shares subject to the API options of API Nanotronics Corp. common stock , the exchange ratio, at an exercise price of one-tenth the price for the shares of API subject to the original options.

More information about the combined company is more fully set forth in Amendment No. 2 to Registration Statement on Form S-1 filed by the Company on November 6, 2006, effective November 9, 2006, as such Registration Statement may be further amended from time to time (the “Form S-1”).

The transaction that occurred pursuant to the Combination Agreement and the Plan of Arrangement is being accounted for as a “reverse merger.” Effective concurrently with the close of the Plan of Arrangement, pursuant to reverse merger accounting, the API Nanotronics Corp. fiscal year was changed from January 31 to May 31. API Nanotronics Corp. will not file a transition report, because reverse merger accounting dictates that the historical financial statements of API are now API Nanotronics Corp.’s historical financial statements. Because this Form 10-QSB relates to a period which ended after the consummation of the Plan of Arrangement, the financial statements in this Form 10-QSB are based on the historic financial information of API and reflect the combination of API and Rubincon Venture Inc., API Nanotronics Corp. name prior to the Plan of Arrangement, as if Rubincon Ventures Inc. had been acquired by API. This treatment of the Plan of Arrangement is required by reverse merger accounting. Consequently, these financial statements are not a continuation of the financial statements of Rubincon Ventures Inc. that have been previously filed with prior Forms 10-QSB and Forms 10-KSB.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Balance Sheets

	November 30, 2006 (Unaudited)	May 31, 2006
Assets

Current
Cash and cash equivalents	$4,547,489	$946,680
Marketable securities	24,088	41,598
Accounts receivable, less allowance for doubtful accounts of $57,234 and $82,475 at November 30, 2006 and May 31, 2006, respectively	1,816,464	1,791,569
Inventories	4,973,323	4,599,616
Prepaid expenses and other current assets	338,845	304,064

	11,700,209	7,683,527

Fixed assets, net	3,615,827	3,625,223
Deferred income taxes	23,308	—
Goodwill	1,130,906	1,137,166
Intangible assets, net	939,987	1,246,386

	$17,410,237	$13,692,302

Liabilities and Shareholders’ Equity

Current
Bank indebtedness	$673,444	$512,514
Accounts payable and accrued expenses	2,283,837	1,918,117
Deferred revenue	19,850	119,850
Deferred income taxes	63,300	45,000
Current portion of long-term debt	304,749	240,921
Current portion of capital leases	11,757	34,266

	3,356,937	2,870,668

Deferred income taxes	—	308,000
Long term debt, net of current portion	298,070	304,382
Capital leases payable, net of current portion	3,465	3,465

	3,658,472	3,486,515

Commitments
Shareholders’ equity
Common stock,	48,939	28,177
($0.001 par value, 200,000,000 authorized shares 48,939,342 and 28,176,740 shares issued and outstanding at November 30, 2006 and May 31, 2006, respectively)
Special voting stock ($0.001 par value, 1 and 0 shares authorized, issued and outstanding at November 30, 2006 and May 31, 2006, respectively)	—	—
Additional paid-in capital	15,998,854	11,690,067
Accumulated deficit	(3,114,714)	(2,498,264)
Accumulated other comprehensive income	818,686	985,807

	13,751,765	10,205,787

	$17,410,237	$13,692,302

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Statement of Operations

	Six months ended November 30, 2006 (Unaudited)	Six months ended November 30, 2005 (Unaudited)	Three months ended November 30, 2006 (Unaudited)	Three months ended November 30, 2005 (Unaudited)
Revenue, net	$8,033,331	$8,244,179	$4,050,988	$4,335,659

Cost of revenues	6,118,067	6,098,472	3,045,359	3,116,292

Gross profit	1,915,264	2,145,707	1,005,629	1,219,367

Expenses
General and administrative	2,296,105	935,614	1,684,623	504,845
Research & development	58,760	—	58,760	—
Business development	—	13,939	—	5,859
Selling expenses	545,657	616,194	291,782	377,775

	2,900,522	1,565,747	2,035,165	888,479

Operating income (loss)	(985,258)	579,960	(1,029,536)	330,888
Other (Income) Expenses
Other (income) expense	(15,006)	(33,364)	(31,307)	(31,005)
Gain on foreign currency transactions	(140,249)	(16,210)	(135,248)	(11,464)

	(155,255)	(49,574)	166,555	(42,469)

Income (loss) before income taxes	(830,003)	629,534	(862,981)	373,357
Income taxes (benefit)	(213,553)	16,471	(248,187)	15,677

Net income(loss) for the period	$(616,450)	$613,063	$(614,794)	$357,680

Weighted average shares outstanding
Earning (loss) per share – Basic	$(0.02)	$0.02	$(0.02)	$0.01

Earning (loss) per share – Diluted	$(0.02)	$0.02	$(0.02)	$0.01

Basic	33,474,641	25,097,588	38,805,270	24,541,193
Diluted	33,474.641	25,097,588	38,805,270	24,541,193

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Statement of Cash Flows

	For the six months ended November 30,
	2006 (Unaudited)	2005 (Unaudited)
Cash provided by (used in)

Cash flows from operating activities

Net income (loss) for the period	$(616,450)	$613,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	482,543	492,342
Stock options expensed	1,030,167	—
Gain on sale of marketable securities	—	(69,950)
Deferred income taxes	(230,008)	—
Change in operating assets and liabilities
Accounts receivable	(24,895)	(27,851)
Inventories	(373,707)	(189,830)
Prepaid expenses and other current assets	(65,220)	(106,453)
Accounts payable and accrued expenses	282,720	198,669
Deferred revenue	(100,001)	(557,617)

Net cash provided by operating activities	515,589	352,373

Cash flows from investing activities
Purchase of fixed assets	(160,488)	(75,231)
Purchase of marketable securities	—	(86,288)
Proceeds on sale of marketable securities	—	269,792

Net cash (used in) provided by investing activities	(160,488)	108,273

Cash flows from financing activities
Proceeds from exercise of stock options	60,000	—
Repurchase of common shares	(57,000)	(1,497,566)
Plan of Arrangement, cash acquired net of transaction costs	3,296,383	—
Bank indebtedness advances (repayments), net	160,930	(3,256)
Repayment of obligations – capital lease	(22,509)	—
Repayments of long-term debt	(42,485)	(40,971)

Net cash provided by (used in) financing activities	3,395,319	(1,541,793)
Foreign exchange gain (loss) on cash held in foreign currency	(149,611)	(548)

Net increase (decrease) in cash and cash equivalents	3,600,809	(1,081,695)
Cash and cash equivalents, beginning of period	946,680	1,513,130

Cash and cash equivalents, end of period	$4,547,489	$431,435

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	For the six months ended November 30, 2006
	Common stock-number of shares	Common stock amount	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 1, 2006	28,176,740	$28,177	$11,690,067	$(2,498,264)	$985,807	$10,205,787

Share issued upon exercise of stock options	100,000	100	59,900	—	—	60,000
Shares repurchased and retired	(30,000)	(30)	56,970	—	—	(57,000)
Adjustment of consolidation shares	7,320	7	(7)	—	—	—
Outstanding shares of parent company prior to plan of arrangement	40,006,672	40,007	3,256,376	—	—	3,296,383
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 6)	(19,321,390)	(19,321)	19,321	—	—	—
Stock based compensation expense on options			1,030,167			1,030,167
Net loss for the period				(844,850)		(844,850)
Foreign currency translation					(188,651)	(188,651)
Unrealized gain(loss) on marketable securities					21,530	21,530

Balance at November 30, 2006	48,939,342	$48,939	$15,998,854	$(3,343,114)	$818,686	$13,523,365

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the Commission) and include the results API Nanotronics Corp. (the “API Nanotronics”), formerly known as Rubincon Ventures, Inc., and API Electronics Group Corp., the Filtran Group consisting of Filtran Limited and Filtran Inc., TM II and Keytronics., its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2007. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of November 30, 2006 and the results of its operations and cash flows for the six and three month periods ended November 30, 2006 and 2005. Results for the six and three months ended November 30, 2006 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended May 31, 2006 as included in the Company’s Form S-1/A filed with the Commission on November 6, 2006.

On May 8, 2006 Rubincon Ventures Inc. as API Nanotronics was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp. (“API”). Rubincon is a Delaware corporation and API is an Ontario corporation. Rubincon formed an Ontario subsidiary, RVI Sub, Inc. now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.” .

Pursuant to the court approved Plan of Arrangement API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 outstanding API common shares was granted the right to receive for each API common share, 10 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 10 API Nanotranics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder, (see Note 6). The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio. See Note 2 – Stock Based Compensation.

For accounting purposes the acquisition of API by Rubincon was considered a reverse acquisition, an acquisition transaction where the acquired company, API, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by API rather than a purchase of API by Rubincon was because Rubincon was a shell company. As reported in its Form 10-QSB for the quarter ended October 31, 2006, (the final quarterly filing requirement for Rubincon under its prior year end of January 31, 2006), Rubincon had cash of approximately $4,200,000, other assets of approximately $117,000 and liabilities of approximately $187,000.

In conjunction with this reverse acquisition, Rubincon changed its year end from January 31 to May 31, the year-end of API. Assets, liabilities and equity of the Company continue to be that of the operating company, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10 for 1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the plan of arrangement.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company focus is the manufacture and design of high reliability semiconductor and microelectronics circuits for military, aerospace and commercial applications. The Company through acquisitions has expanded its manufacturing and design of electronic components to include filters, transformers, inductors, and custom power supplies for land and amphibious combat systems, mission critical information systems and technologies, shipbuilding and marine systems, and business aviation.

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics, TM II, the Filtran Group and Keytronics. The Filtran Group consists of Filtran Limited and Filtran Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, bank balances and investments in money market instruments with original maturities of three months or less.

Marketable Securities

The Company’s investments in marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale are classified in the balance sheet as current assets.

The cost of each specific security sold is used to compute realized gains or losses on the sale of securities available for sale.

Inventory

Raw materials are recorded at the lower of cost and net realizable value. Finished goods and work in process are stated at the lower of cost, which includes material, labor and overhead, and net realizable value. Cost is generally determined on a first-in, first-out basis.

Fixed Assets

Fixed assets are recorded at cost less accumulated amortization and are amortized using the following methods over the following periods:

Straight line basis
Buildings	20 years
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 to 10 years
Vehicles	3 years

Declining balance basis
Electronic manufacturing equipment	5 to 10 years

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Goodwill

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. Management has determined there is no impairment in goodwill as of November 30, 2006 or May 31, 2006.

Intangible Assets

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

Income taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” Under this method, future income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

Contract Revenue

Revenue from contracts is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. Provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known.

Non-Contract Revenue

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client.

Provisions for warranty claims and other allowances are made based on contract terms and prior experience.

Deferred Revenue

The Company defers revenue should payment be received in advance or the service or product being shipped or delivered (See Contract Revenue and Non-Contract Revenue above.)

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Research and Development Expenses

Research and development expenses are recorded at net of applicable investment tax credits.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of SFAS 123R, “Share Based Payments”, requiring the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for the six months ended November 30 , 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

On October 26, 2006 the Company adopted the new 2006 Equity Incentive Plan (the “Equity Incentive Plan”). All the prior options issued under the previous plans of API were carried over to this plan under the provision of the plan of arrangement.

The following table illustrates the pro forma effect on net income and earnings per share for the six and three months ended November 30, 2005, assuming the Company had applied the fair value recognition provisions of SFAS 123 to all previously granted share-based awards after giving consideration to potential forfeitures during such quarter. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

Expected volatility	80%
Expected dividends	0%
Expected term	5 years
Risk-free rate	4.44%

The following table represents the impact that would have occurred had the treatment been adopted at June 1, 2005.

	Six months ended November 30, 2005	Three months ended November 30, 2005
Net income, as reported	$613,063	$357,680

Add: Total Stock-Based Employee Compensation included in reported net loss	—	—

Deduct: Total stock-based employee compensation income determined under fair value	—	—

Pro forma net income	$613,063	$357,680

Per Share:
Basic and diluted, as reported	$0.02	$0.01
Basic and diluted, pro forma	$0.02	$0.01

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

As of November 30, 2006, there was $658,302 of total unrecognized compensation related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 3 years. During the six months ended November 30, 2006, $141,807 has been recognized as expense in general and administrative expense.

In accordance with the combination agreement, as of November 6, 2006, 5,800,000 API stock options (on a post-exchange basis) have been exchanged for 5,800,000 stock options of API Nanotronics. The fair value of the API Nanotronics options exceeded the fair value of the API options by $888,360 at November 6, 2006 under the Black-Scholes option pricing model with the following assumptions: Risk Free Rate - 2.50%, Volatility - 80%, Expected Life - 4.42 years to 4.83 years, Dividend Yield - 0%. The excess has been expensed as stock based compensation in general and administrative expense for the three and six month periods ended November 30, 2006 and a corresponding amount has been added to the additional paid-in capital as part of stockholders’ equity.

The following information relates to stock options that have been granted under the Company’s incentive plan as well as options issued outside of the company’s stock option plan. The stock option exercise price is at 100 percent of the fair market value of the underlying shares on the date the options are granted. Under the company’s equity incentive plan, options may have a term of up to ten years from the date of grant. The fair value of each option award is estimated using the Black-Scholes option pricing model.

The summary of the stock option activity during the six months ended November 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value
Stock Options outstanding - May 31, 2006	5,100,000	$.464	4.17
Issued June 2006	800,000	$1.600	4.58
Issued November 2006	300,000	$2.060	4.65
Exercised	(100,000)	($.600)
Outstanding options of Rubincon	125,000	$1.00	6.89

Stock Options outstanding - November 30, 2006	6,225,000	$0.697	5.07	$10,766,500

Stock Options exercisable - November 30, 2006	5,037,500	$0.737	4.38	$10,023,500

The weighted-average grant date fair value of options granted during the six months ended November 30, 2006 was $1.73 per option. The total intrinsic value of the options exercised during the six months period ended November 30, 2006 was $130,000.

Stock options entitling the holder to purchase 100,000 common shares of the Company at an option exercise price of $1.00 per common share expiring March 14, 2011 were issued prior to the Plan of Arrangement. Only 25,000 of these options have vested.

The Company granted 25,000 stock options entitling the holder to purchase common shares of the Company for proceeds of $1.00 per common share expiring March 28, 2016 prior to the Plan of Arrangement. A total of 12,500 of these stock options vested on the grant date of March 29, 2006. A total of 12,500 of these stock options vest on March 29, 2007.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

On June 29, 2006 the Company granted 800,000 options to purchase shares of common stock to consultants of the Company. The options have an exercise price of $1.60, expire on June 29, 2011, 520,000 vest over a four to six year period and 280,000 vesting only upon the achievement of certain milestones.

On November 28, 2006 the Board of Directors of the Company approved the grant of options to purchase 300,000 shares of common stock with an exercise price of $2.06 per share to a consultant of the Company. The 180,000 options vest over a period of four years starting June 2007 and ending in June 2010 and 120,000 vest only upon achievement of certain milestones.

During the six months ended November 30, 2006 stock options to purchase in aggregate 1,100,000 shares of common stock were issued to consultants as previously described. The Company has followed the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the six months ended November 30, 2006, $141,807 compensation expense has been recorded with respect to such options.

The summary of the status of the Company non-vested options as of November 30, 2006, as a result of changes during the six months then ended is a follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Non-vested Stock Options - May 31, 2006	—	—
Granted June 2006	800,000	$1.60
Granted November 2006	300,000	$2.06
Outstanding options of Rubincon	125,000	$1.00
Cancelled	—	—
Vested	37,500	$1.00
Exercised	—	—

Non-vested Stock Options - November 30, 2006	1,187,500	$1.67	$343,800

Financial Instruments

The Company’s financial instruments include certain instruments with short-term maturity and long-term debt. The fair value of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and short-tem borrowings approximate the carrying value due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments.

The Company carries out a portion of transactions in foreign currencies. Included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in US dollars.

Foreign Currency Translation

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency”. Integrated operations have been translated from Canadian dollars into United States dollars at the year-end exchange rate for monetary balance sheet items, the historical rate for non-monetary balance sheet items, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Accounting Estimates

The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. By their nature, these estimates are subject to uncertainty and the effect on the consolidated financial statements of changes in such estimates in future periods could be material.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (see Note 9).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In July 2006, the Financial Accounting Standards Board (“FASB”) has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for an a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 153 did not have any affect on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, which was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any affect on the Company’s financial statements.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

In December of 2004, the FASB issued SFAS 123R Share Based Payments which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. Among other things, this statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This statement is to be applied as of the beginning of the first or annual period that begins after December 15, 2005, but earlier adoption is encouraged. The Company adopted this standard effective June 1, 2006 using the modified prospective basis. See note 3 for further discussion of the impact on the Company’s financial statements and required disclosure resulting from the adoption of SFAS 123R.

On November 24, 2004, the FASB issued SFAS 151, Inventory Costs—An amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company has determined that the adoption of this standard will have not have a material effect on the financial position and results of operations.

4. Business Acquisitions

On August 29, 2005, the Company entered into an agreement to purchase certain assets of Sensonics, Inc. (“Sensonics”). Sensonics is a designer and manufacturer of electronic circuits and aircraft instrumentation. The assets include certain contracts, the seller’s CAGE code, the right to use the seller’s name, all test fixtures, test equipment, plans, specifications and files relating to previous contracts performed, inventory and equipment. The consideration for the assets was $200,000 payable solely from 25% of the Gross Profit earned by API Electronics Inc. on all orders or contracts received by it on or after August 29, 2005, for product previously manufactured or sold by Sensonics.

The assets acquired at fair value, as at August 29, 2005 were as follows:

Inventory	$49,000
Machinery and Equipment	35,000
Customer Contracts	116,000

Fair value of assets acquired (Note 7)	$200,000

On April 27, 2006, the Company acquired all of the common shares of Keytronics, Inc. for an aggregate purchase price of $1,369,236. Keytronics, Inc. is a designer and manufacturer of electronic components of major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation. The purchase price was satisfied through payment of cash in the amount of $1,169,236 and a $200,000 promissory note given. The Company also incurred legal costs in connection with the acquisition in the amount of $19,881 giving a total acquisition cost of $1,389,117.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The assets acquired at fair value, as at April 27, 2006 are as follows:

Cash	$235,364
Current assets	832,292
Fixed assets	527,064
Current Liabilities	(98,062)
Long-term Liabilities	(107,541)

Fair value of assets acquired	$1,389,117

The following unaudited pro forma summary presents the combined results of operations as if the Sensonics, Inc. and Keytronics, Inc. acquisition described above had occurred at June 1, 2005 for the six and three month period ended November 30, 2005 and does not purport to be indicative of the results of operations that would have occurred had the transaction been completed as of that date or of results that may occur in the future.

	Six months ended November 30, 2005	Three months ended November 30, 2005
Sales	$9,353,502	$4,892,295
Net Income	$254,798	$(38,317)

Net Income (Loss) per share – basic	$0.01	$(0.00)
Net Income (Loss) per share – diluted	$0.01	$(0.00)

5.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	November 30, 2006	May 31, 2006
Accounts payable and accrued expenses	$1,866,710	$1,485,660
Wage and vacation accrual	333,997	297,327
Audit and accounting fees	83,130	135,130

Total	$2,283,837	$1,918,117

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

6. Shareholders’ Equity

Pursuant to the court approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole shareholder of API, and each holder of the outstanding API common shares was granted the right to receive for each API common share 10 shares of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 10 API Nanotronics Sub, Inc., exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement.

In connection with the plan of arrangement that occurred on November 6, 2006, the Company was obligated to issue 28,254,060 shares of either API Nanotronics Corp. common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of November 30, 2006, (i) API Nanotronics Corp. had issued 8,932,660 shares of its common stock for API common shares, (ii) API Nanotronics Sub, Inc. had issued 2,379,240 shares of its exchangeable shares for API common shares and (iii) API Nanotronics Corp.’s transfer agent was awaiting shareholder elections or was in the process of issuing shares for the 16,942,150 shares of API Nanotronics Corp. common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics Corp. has not issued but is obligated to issue 19,321,290 shares of its common stock under the plan of arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares.

To the extent practicable, the API Nanotronics Sub, Inc. exchangeable shares are economically equivalent to common stock of API Nanotronics Corp. In connection with consummating the plan of reorganization with API, API Nanotronics Corp. amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with the plan of arrangement and allows the trustee to have at meetings of shareholders of API Nanotronics Corp. the number of votes equal to the number of exchangeable shares held by non-affiliates of API Nanotronics Corp. (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API Nanotronics Corp. stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API Nanotronics Corp. common stock at any time at the option of the holder. API Nanotronics Corp. may force the conversion of API Nanotronics Sub, Inc. exchangeable shares into shares of API Nanotronics Corp. common stock on the tenth anniversary of the date of the plan of arrangement or sooner upon the happening of certain events.

On June 29, 2006 the Company granted 800,000 options to purchase shares of common stock to consultants of the Company (see Note 2).

During the six month period ended November 30, 2006 the Company acquired and retired 30,000 common shares at a total cost of $57,000.

During the six month period ended November 30, 2006, the Company received aggregate cash proceeds of $60,000 from the exercise of stock options. The Company issued 100,000 shares of common stock as the result of these transactions.

On November 28, 2006 the Board of Directors of the company approved the grant of 300,000 options with an exercise price of $2.06 per option to a consultant to the Company (see Note 2).

7. Supplemental Cash Flow Information

	For the six months ended November 30,
	2006	2005
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$(19,565)	$43,765
Cash paid for interest	$31,840	$14,287
(b) Non cash transaction
Note payable issued in conjunction with purchase of assets from Sensonics, Inc.	$—	$200,000
Other current assets and long-term debt assumed in conjuction with the Plan of Arrangement	$100,000	$—

8. Related Party Transactions

(a)	Included in general and administrative expenses for the six months ended November 30, 2006 are consulting fees of $35,700 (2005 - $29,948) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $95,171(2005 - $91,682) paid to a corporation in which two of the directors are also directors of the Company.

Included in general and administrative expenses for the three months ended November 30,2006 are consulting fees of $17,850 (2005 - $14,704) paid to an individual who is a director and office of the Company and rent, management fees, and office administration of fees of $46,129 (2005 - $45,841) paid to a corporation in which two of the directors are also directors of the Company.

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the six months ended November 30:

	Six months ended November 30,		Three months ended November 30,
	2006	2005	2006	2005
Weighted-average shares-basic	33,474,641	25,097,588	38,805,270	24,541,193
Effect of dilutive securities:
Stock options outstanding	*	**	*	**

Weighted-average shares	33,474,641	25,097,588	38,805,270	24,541,193

Basic EPS and diluted EPS for the six months period ended November 30, 2006 have been computed by dividing the net loss by the weighted average shares outstanding. The weighted average number of shares issued and outstanding for the six months period ended November 30, 2006 is 33,474,641. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the period ended November 30, 2006 of 19,321,390.

*All outstanding options, aggregating 6,225,000 incremental shares, have been excluded from the November 30, 2006 computation of diluted EPS as they are anti-dilutive due to the losses generated.

**During the six months period ended November 30, 2005 no options were outstanding and thus not excluded from the computation of the diluted earnings per share.

10. Comprehensive Income (Loss)

	Six months ended November 30,		Three months ended November 30,
	2006	2005	2006	2005
Net income (loss)	$(616,450)	$613,063	$(614,794)	$357,680
Foreign currency translation adjustment	188,651	115,408	208,294	32,600
Unrealized gains (losses) on available for sale securities, net of tax	21,530	1,068	3,481	(82,895)

Comprehensive income (loss)	$(406,269)	$729,539	$(403,019)	$307,385

11.Commitments

Management Agreement

On January 1, 2005, API entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel, and management services (see Note 8).

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

12. Letter Of Intent

On July 14, 2006 the Company entered into a non-binding letter of intent (the “Letter of Intent”) to purchase all of the capital stock of National Hybrid, Inc. and Pace Technology, Inc. from the Estate of Ben Pace. Pursuant to the Letter of Intent the Company has the option to purchase two thirty day extensions for $100,000 each. The extension payments are non-refundable, but such payments shall be applied to the purchase price. During the period ended November 30, 2006 the Company paid $100,000 to the Estate of Ben Pace to extend negotiations under the Letter of Intent to November 30, 2006 which is included in prepaid expenses and other current assets. Subsequent to November 30, 2006 the Company paid an additional $100,000 to extend negotiations under the Letter of Intent to January 31, 2007.

13. Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two reportable segments which are distinguished by geographic location in Canada and United States. Within the US reporting segment the Company has aggregated two operating segments. These segments have been aggregated as they share similar economic characteristics including similar product lines and shared manufacturing processes and equipment. Both segments design and manufacture electronic components. Inter-segment sales are presented at their market value for disclosure purposes.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended November 30, 2006	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to External Customers	$3,129,382	$4,903,949	$—	$—	$8,033,331
Inter-Segment Sales	2,714	129,065	—	(131,779)	—

Total	3,132,096	5,033,014	—	(131,779)	8,033,331

Gross Income	76,704	744,107			820,811
Corporate Head Office Expenses	—	—	1,323,526	—	1,323,526
Depreciation and Amortization	38,296	295,040	149,207	—	482,543
Other Expense (Income)	(17,704)	23,559	(161,110)	—	(155,255)
Income Tax Expense (Benefit)	—	14,847	(228,400)	—	(213,553)

Net income (loss)	56,112	410,661	(1,083,223)	—	(616,450)

Segment Assets	3,061,600	8,416,966	5,931,671	—	17,410,237

Goodwill included in assets	1,130,906	—	—	—	1,130,906
Capital Expenditures	29,185	131,263	—	—	160,448

Six Months Ended November 30, 2005	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to External Customers	$3,471,455	$4,772,724	$—	$—	$8,244,179
Inter-Segment Sales		172,237	—	(172,237)	—

Total	3,471,455	4,944,961	—	(172,237)	8,244,179

Gross Income	314,408	1,201,560	—	—	1,515,968
Corporate Head Office Expenses	—	—	443,665	—	443,665
Depreciation and Amortization	53,246	368,428	84,834	—	492,343
Other Expense (Income)	43,180	17,095	(109,849)	—	(49,574)
Income Tax Expense	—	16,471	—	—	16,471

Net income (loss)	232,147	799,566	(418,650)	—	613,063

Segment Assets	2,583,730	6,085,040	5,023,532	—	13,692,302

Goodwill included in assets	1,137,166	—	—	—	1,137,166
Capital Expenditures	45,029	30,202	—	—	75,231

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

	Six months ended November 30,
Geographical Information	2006		2005
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$6,681,905	$4,318,949	$6,536,888	$2,850,765
Canada	546,629	1,367,771	634,044	2,571,324
United Kingdom	754,873	—	1,012,710	—
All Other	49,924	—	60,537	—

	$8,033,331	$5,686,720	$8,244,179	$5,422,089

(b)	Major Customer

	Six months ended November 30,
	2006	2005
Revenue
U.S. Department of Defense	20%	21%
U.S. Department of Defense subcontractors	48%	50%

14. Subsequent Events

On December 27, 2006, the Company issued incentive stock options to purchase up to 500,000 shares in total of its common stock to 16 employees of its subsidiaries. The options have an exercise price of $2.00 per share, the closing price of the Company’s common stock on the date of grant and a term of ten years.

On January 12, 2007, the Company accepted subscriptions for 1,290,000 shares of its common stock which were sold in a Regulation S private placement to investors not located in the United States for $1.85 per share. The Company received gross proceeds of $2,386,500 for such shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a North American based company focused on the manufacture of specialized electronic components and microelectronic circuits. The corporate office of the Company is located in Toronto, Canada. Overviews of its subsidiaries are discussed below:

•	API Electronics, Inc. of Hauppauge, New York (“API Electronics”) is a leading designer and manufacturer of power transistors, small signal transistors, tuning diodes, hybrid circuits, resistor/capacitor networks, diodes, and other critical elements with precisely defined functional capabilities for advanced military, industrial, commercial, automotive and medical applications. API Electronics is a leading supplier of defense electronic components to the U.S. Department of Defense and its subcontractors as well as having a strong commercial user base. In March, 2004, API Electronics purchased certain assets of Islip Transformer & Metal Co. Inc. (“Islip”), a private company that supplies critical systems and components to the U.S. Department of Defense. In August 2005, API Electronics purchased certain assets of Sensonics, Inc. (“Sensonics”), a private company that supplies components to the U.S. Department of Defense. These acquisitions further augmented the Company’s capacity to produce in-demand components and systems for both government and corporate clients.

•	The Filtran Group (“Filtran Group”) comprised of Filtran Inc. of Ogdensburg, New York and Filtran Limited of Nepean, Ontario, Canada, is a leading global supplier of superior quality electronic components to major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation. In business since 1969, Filtran Group is ISO 9001:2000 registered and offers off-the-shelf and custom designed products and regularly ships components to clients in more than 34 countries. The Company acquired Filtran Group in May 2002. The acquisition broadened the Company’s product offerings for current and potential customers as well as providing synergies in the areas of engineering and technological capabilities.

•	TM Systems II Inc. of Hauppauge, New York (“TM II”), in business for over 30 years, supplies the defense sector with naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment. The Company acquired TM II in February 2003, thereby expanding the Company’s core-military and defense-related electronics business. TM II also maintains a manufacturing facility in Bridgeport, Connecticut.

•	In April 2006, the Company acquired Keytronics Inc (“Keytronics”) of Endicott, New York, a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics.

Reorganization

On May 8, 2006 Rubincon Ventures Inc. as API Nanotronics was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp. (“API”). Rubincon is a Delaware corporation and API is an Ontario corporation. Rubincon formed an Ontario subsidiary, RVI Sub, Inc. now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.” .

Pursuant to the court approved Plan of Arrangement API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 outstanding API common shares was granted the right to receive for each API common share, 10 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 10 API Nanotranics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio.

For accounting purposes the acquisition of API by Rubincon was considered a reverse acquisition, an acquisition transaction where the acquired company, API, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by API rather than a purchase of API by Rubincon was because Rubincon was a shell company. As reported in its Form 10-QSB for the quarter ended October 31, 2006, (the final quarterly filing requirement for Rubincon under its prior year end of January 31, 2006), Rubincon had cash of approximately $4,200,000, other assets of approximately $117,000 and liabilities of approximately $187,000.

In conjunction with this reverse acquisition, Rubincon changed its year end from January 31 to May 31, the year-end of API. Assets, liabilities and equity of the Company continue to be that of the operating company, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10 for 1 exchange ratio in the plan of arrangement for the period prior to the consummation of the Plan of Arrangement.

The Company’s business strategy has been to strengthen its leadership position for its components through continued emphasis on technological advances, operational efficiencies, cost reductions, competitiveness and acquisitions.

The Company’s objectives are to seek long-term stable growth for all of its operating segments (API Electronics, Filtran Group, TM II and Keytronics) through continuous capital investment, employing today’s production methods and technologies and by demanding uncompromising quality control.

Trends in Our Industry and Business

API Electronics believes that new orders should increase as a result of the $489B military budget approved by the U.S. Congress. API Electronics has spent more than $400,000 on upgrades to its Hauppauge, New York facility in the past few years. In addition it has also put in place its ISO 9000-2000 system and, on June 1, 2005, received military certification from the Defense Logistics Agency as a certified manufacturer of silicon high power transistor devices in accordance with the requirements of MIL-PRF-19500M.

Filtran Group’s main market is military subcontractors with a strong demand for filters, power supplies, transformers and inductors. Filtran Group has outsourced the manufacturing of certain products to China and is working closely with its Chinese manufacturers to maintain quality control and decrease the cost of production. Filtran Group is aggressively pursuing growth strategies with the hiring of additional sales persons in the United States, setting up a nationwide sales representative network, and a product catalogue. Filtran Group has also developed a synergistic partnership with API Electronics targeting the military relay market.

TM II’s customer base consists primarily of various U.S. government departments, including the U.S. Navy, as well as numerous domestic and foreign corporations. The U.S. government has recently approved significant funds for ongoing defense and homeland security. TM II believes that new domestic orders should increase as a result of this development. Furthermore, foreign country demand may also increase in response to global terror concerns. TM II’s Stabilized Glide Slope Indicator (SGSI) is an electro-hydraulic-optical landing system and designed for use on air capable and amphibious assault ships. Increasing operational readiness will require the Navy to be independent of land-based command centers. Furthermore, political conflicts have led to a reduction of land-bases available in certain foreign countries.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, transformers, inductors, filters and mission critical systems. The principle markets for these products are the government and military, commercial equipment, and other replacement parts.

Semiconductor Revenues

The Company currently serves a broad group of customers with the following category of semiconductor products: Varactor tuning diodes, specialty suppressor diodes for the relay market, custom microelectronic hybrid circuits, small-signal transistors, silicon rectifiers, zener diodes, high-voltage diodes, and resistor/capacitor networks. These products facilitate the power supply in end products such as missiles, the space shuttle, F-15, F-16 fighter planes and B-1 bombers.

Magnetic & Power Supply Revenues

Revenues are derived from the manufacturing of electronic transformers, inductors, filters and power supplies. The main demand today for these products come from the military, aerospace, telecom, audio, video, voice, voice/data, and transportation OEM’s.

Mission Critical System Revenues

The principle market for these products is the military/defense industry. These highly engineered products and systems include, naval aircraft landing and launching equipment, Visual Landing Aids (VLA) and Stabilized Glide Slope Indicators (SGSI), flight control and signaling systems, radar systems alteration, data communication and test equipment, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components.

Operating Expenses

Operating Expenses consist of business development, selling expenses, general and administrative.

Cost of Goods Sold

Cost of Goods Sold primarily consists of costs that we incur to design, manufacturer, test and ship the product. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build the parts.

•	The cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer.

•	The cost of shipping and handling the products shipped to the customer.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, legal, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or losses on disposal of property and equipment.

•	Gain or loss on foreign currency transactions.

Key Operating Data

Our management uses a number of data to measure the growth of the business and operating performance. The key measure for growth is sales backlog figures:

	As of November 30
Backlog by Segment Company	2006	2005
API Electronics	$2,815,386	$3,578,732
Filtran Group	$3,538,744	$3,108,317
TM II	$2,202,240	$1,346,609
Keytronics	$979,132	N/A

Overall	$9,535,502	$8,033,658

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12 month period. Filtran Group’s backlog figures will also be affected by the US/Canadian exchange rate.

The key measure for performance is Gross Margin by Segment.

	As of November 30
Gross Margin by Segment Company	2006	2005	2006 vs. 2005 % Change
API Electronics	33.7%	27.0%	+6.7%
Filtran Group	18.4%	27.6%	-9.2%
TM II	27.2%	43.6%	-16.4%
Keytronics	16.6%	N/A %	N/A %
Overall	23.8%	26.0%	-2.2%

The Company’s gross margin represents the excess of operating revenues less cost of goods sold. Cost of goods sold contains direct material, labor and manufacturing overhead costs. Gross margins are further discussed under results of operations.

Acquisition of Keytronics Inc.

On April 27, 2006, the Company acquired all of the common shares of Keytronics Inc. of Endicott, NY. Keytronics is a designer and manufacturer of electronic components for major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation.

Results of Operations for the Six Months Ended November 30, 2006 and 2005

The following discussion of results of operations is a comparison of the Company’s six month periods ending November 30, 2006 and November 30, 2005.

Operating Revenue

	Six months ended November 30,
Sales by Subsidiary	2006	2005		% age Change
API Electronics	$2,214,819		$2,588,833	-14.4%
Filtran Group	$3,808,514		$3,794,662	+0.4%
TM II	$1,087,659		$1,860,684	-41.5%
Keytronics	$922,339	$	N/A	N/A

	$8,033,331		$8,244,179	-2.6%

Overall, the Company recorded a small decrease in sales for the six months ended November 30, 2006 as total sales revenue decreased by 2.6% over the same period in 2005. This decrease resulted from markedly decreased sales at API Electronics and TM II that were not offset by the slight increase in sales at the Filtran Group and the inclusion of Keytronics sales revenues in 2006.

API Electronics sales revenues decreased by 14.4% in the six months ended November 30, 2006 over the same period in 2005 and this decrease was attributed primarily to the Islip sales revenue decrease in the second quarter compared to the same quarter last year, for mission critical systems, primarily Radar Indicators and Counter Measure Control Electronics for US Military helicopters.

Filtran Group sales revenue increased by $13,852 or 0.4% in the six months ended November 30, 2006 over the corresponding period in 2005.

TM II recorded sales revenue levels in the six months ended November 30, 2006 that were 41.5% less than 2005. The decrease was attributed primarily to decreased progress billings on the US Navy Stabilized Glide Scope Indicators (SGSI) and on Visual Landing Aids (VLA) sold to Avondale Shipyards (Northrop Grumman).

Keytronics was acquired on April 27, 2006. The $922,339 reflects the company’s first full two quarters of operational revenues since the acquisition.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Six months ended November 30,
	2006		2005
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$6,681,905	$4,318,949	$6,536,888	$2,850,765
Canada	546,629	1,367,771	634,044	2,571,324
United Kingdom	754,873	—	1,012,710	—
All Other	49,924	—	60,537	—

	$8,033,331	$5,686,720	$8,244,179	$5,422,089

The Company saw United States sales increase by 2.2% from $6,536,888 for the six months ended November 30, 2005 to $6,681,905 for the six months ended November 30, 2006. Canadian sales decreased by 13.8% from $634,044 for the six months ended November 30, 2005 to $546,629 for the six months ended November 30, 2006 and UK sales decreased by 25.5% from $1,012,710 for the six months ended November 30, 2005 to $754,873 for the six months ended November 30, 2006 mainly as a result of reduced sales to a UK distributor and a reduction in power supply sales to a United Kingdom military subcontractor. The decrease in non-United States sales accounts for the decrease in sales for the six months ended November 30, 2006 from the prior period in 2005.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Six months ended November 30,
	2006	2005
Revenue
U.S. Department of Defense	20%	21%
U.S. Department of Defense subcontractors	48%	50%

Operating Expenses

Cost of Goods Sold and Gross Margin

	Six months ended November 30,
Gross Margin by Segment Company	2006	2005	% age Change
API Electronics	33.7%	27.0%	+6.7%
Filtran Group	18.4%	27.6%	-9.2%
TM II	27.2%	43.6%	-16.4%
Keytronics	16.6%	N/A %	N/A %
Overall	23.8%	26.0%	-2.2%

The Company’s overall gross margin was 23.8% of sales for the six months ended November 30, 2006, a decrease from the 26.0% gross margin for the six months ended November 30, 2005. Accordingly, the overall cost of sales was 76.2% for the six months ended November 30, 2006 compared to 74.0% for the six months ended November 30, 2005. The Company expects gross margins to show improvement in the second half of fiscal 2007.

API Electronics posted a gross margin improvement by 6.7% for the six months ended November 30, 2006 to the 33.7% level. This increase is attributed to stronger gross margins on continued operational efficiencies.

Filtran Group saw their gross margin decrease to 18.4% for the six months ended November 30, 2006 from the 27.6% gross margin for the six months ended November 30, 2005. The decrease was attributed largely to the introduction of a new power supply product launch and some temporary inefficiencies in their electronic filter manufacturing. Filtran Group expects gross margins to improve in the second half of fiscal 2007.

TM II’s gross margin decreased by 16.4% to 27.2% for the six months ended November 30, 2006 from the prior period in 2005 due to the large reduction of sales in the first quarter. TM II expects margins to remain at current levels in fiscal 2007.

The major components of cost of sales for the six months ended November 30 are as follows:

	2006	% age of sales	2005	% age of sales
Materials Used	$2,616,365	32.6%	$2,670,373	32.4%
Manufacturing Labor	$1,203,506	15.0%	$1,276,673	15.5%
Manufacturing Overhead	$2,298,196	28.6%	$2,151,426	26.1%

	$6,118,067	76.2%	$6,098,472	74.0%

As a percentage of sales, for the six months ended November 30, 2006 materials used percentage increased slightly compared to the six months ended November 30, 2005. The six months ended November 30, 2006 labor percentage reasonably in line with the six months ended November 30, 2005. The six months ended November 30, 2006 manufacturing overhead percentage increased by 2.5%, mainly due to costs associated with a new product launch at Filtran Group and as a result of lower sales volumes at TM Systems.

Selling Expenses

Selling expenses decreased to $545,657 for the six months ended November 30, 2006 from $616,194 for the six months ended November 30, 2005. As a percentage of sales, selling expenses were 6.8% for the current period, a decrease from the 7.2% posted for the six months ended November 30, 2005. The Company expects selling expenses to remain at current levels in fiscal 2007.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2006	% age of sales	2005	% age of sales
Payroll Expense – Sales	$257,153	3.2%	$246,330	3.0%
Commissions Expense	$158,408	2.0%	$238,404	2.9%

The overall decrease in selling expenses was attributed to commission expenses related to TM’s sales decrease from long-term contract revenue. Payroll expense increased modestly by $10,823 as compared to the six months ended November 30, 2005.

Business Development

The Company did not incur any business and development expense decreased for the six months ended November 30, 2006, a decrease from $13,939 incurred during the six months ended November 30, 2005 as a result of the elimination of investor relation expenditures.

General and Administrative Expenses

General and administrative expenses increased to $2,296,105 for the six months ended November 30, 2006 from $935,614 incurred during the six months ended November 30, 2005. An increase of $1,030,167 is due to stock-based compensation of which $888,360 relates to the new options issued shares under the Plan of Arrangement for the then existing API options. In addition, approximately $210,000 of the increase is due to the addition of Keytronics’ operations in the current fiscal year. As a percentage of sales, for the six months ended November 30, 2006 general and administration expenses were 28.6%, an increase of 17.3% over the percentage for the six months ended November 30, 2005. The Company expects general and administrative expenses to increase in fiscal 2007 as the result of the April 26, 2006 Keytronics acquisition and the Rubincon merger.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2006	2005	$ Change
Officer Salary	$1,023,981	$104,750	$919,231
Rent and Management Fees	$95,171	$91,674	$3,497
Professional Services	$146,845	$151,196	$-4,351
Office Salary	$198,009	$118,502	$79,507
Consultants	$191,983	$52,983	$139,000

Officer salaries expense increased to $1,023,981 for the six months ended November 30, 2006 from $104,750 for the six months ended November 30, 2005 – an increase of $919,231 largely due to the stock-based compensation on exchangeable shares in the amount of $888,360.

Rent and management fees increased slightly for the six months ended November 30, 2006 in the amount of $3,497 to $95,171.

Professional services include legal, accounting, audit and taxation services decreased for the six months ended November 30, 2006 to $146,845 from $151,196 for the six months ended November 30, 2005, an decrease of 2.9%.

Consulting expenses increased to $191,983 for the six months ended November 30, 2006 from $52,983 for the six months ended November 30, 2005 due to stock option expense amortized on stock options granted to consultants.

Research and Development Expenses

Research and development increased to $58,760 for the six months ended November 30, 2006 (2005 – $0).

Office salary increased to $198,009 for the six months ended November 30, 2006 from $118,502 for the six months ended November 30, 2005 largely as a result of Keytronics’ inclusion of operations in 2006.

Operating Income (Loss)

API posted an operating loss for the six months ended November 30, 2006 of $985,258 compared to operational income of $579,960 for the six months ended November 30, 2005. The decrease in operating income is mainly attributed to non-cash stock-based compensation expense of $1,030,167 (2005 - $0), lower sales volumes at TM Systems II and Keytronics and an increase in cost of goods sold at Filtran Group due to a power supply product launch and operational inefficiency in the manufacturing of electronic filters that affected the first half of the fiscal year.

Other Income And Expense

Other income was $155,255 for the six months ended November 30, 2006 compared to other income of $49,574 for the six months ended November 30, 2005.

Foreign currency translation gains increased from $16,210 in the six months ended November 30, 2005 to $140,249 for the six months ended November 30, 2006.

Income Taxes

The Company and its subsidiaries have non-capital losses of approximately $415,000 to apply against future taxable income. The losses will expire as follows: $28,000 in 2009, $21,000 in 2010, $303,000 in 2011, and $63,000 in 2012.

Net Income (Loss)

The Company incurred a net loss for the six months ended November 30, 2006 of $616,450 compared to net income of $613,063 for the six months ended November 30, 2005. The decrease in operating income is primarily attributed to non-cash stock based compensation expense of $1,030,167 (2005 - $0), lower sales volumes at TM Systems II and API Electronics and an increase in cost of goods sold at Filtran Group due to a power supply product launch and operational inefficiency in the manufacturing of electronic filters that affected the first half of the year.

Liquidity and Capital Resources

Six Months Ended November 30, 2006 compared to the Year Ended May 31, 2006

Liquidity

At November 30, 2006, the Company had cash reserves of $4,547,489 compared to $946,680 at May 31, 2006. The increase is largely due to the net cash of $3,329,660 acquired from the Plan of Arrangement. In addition, the Company had marketable securities of $24,088 at November 30, 2006 compared to $41,598 at May 31, 2006.

As at November 30, 2006, the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory increased 8.1% from $4,599,616 at May 31, 2006 to $4,973,323 at November 30, 2006. This increased resulted because management increased production to meet anticipated future sales demand. Accounts receivable increased 1.4% from $1,791,569 at May 31, 2006 to $1,816,464 at November 30, 2006. Accounts payable increased 14.7% to $2,200,837 at November 30, 2006 from $1,918,117 at May 31, 2006.

Long-term debt (current and long-term portion) increased from $545,303 at May 31, 2006 to $602,819 at November 30, 2006.

Total assets increased to $17,386,929 at November 30, 2006 from $13,692,302 at May 31, 2006. The increase resulted primarily from the Plan of Arrangement and the increase in inventory.

Operating, Investing and Financing Activities

Cash generated (used) in operating activities increased to $515,589 for the six months ended November 30, 2006 compared to $352,373 for the six months ended November 30, 2005. Cash from operating activities increased to $515,589 as a result of reporting a net loss for the six month period ending November 30, 2006 of $616,450 offset by non-cash expenses of $1,282,702 and a change in operating assets and liabilities which utilized cash in the amount of $150,663.

Investing activities for the six months ended November 30, 2006 consisted of the purchase of capital assets of $160,488 (2005 - $75,231), the purchase of marketable securities of $0 (2005 - $86,288) and proceeds from the sale of marketable securities $0 (2005 -$ 269,792).

The Plan of Arrangement resulted in the Company acquiring net cash of $3,296,383, net of transaction costs (2005 – $0). In addition for the six months ended November 30, 2006 financing activities included the issuance of common stock with proceeds of $60,000 (2005 – $0), the purchase and retirement of common stock of $57,000 (2005 - $1,497,566), bank indebtedness advances, net of repayments, of $160,936 (2005 – -$3,256) and long-term debt repayments of $57,516 (2005 - $40,971).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At November 30, 2006, API Electronics had borrowed $400,147 (May 31, 2006 - $340,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2007.

The Company’s subsidiary Filtran Limited has a line of credit of $902,000 (Cdn$1,000,000). At November 30, 2006, Filtran Limited had borrowed $273,297 (May 31, 2006 - $172,367). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2007.

The Company’s subsidiary Keytronics has a working capital line of credit of $125,000. At November 30, 2006, Keytronics has not borrowed against this line. This credit is secured by all Keytronics’ assets pursuant to a general security agreement. This line charges prime plus 1 % for borrowings.

The Company is not committed to any significant capital expenditures at present.

The Company believes that cash flows from operations, funds available under its credit facilities and other sources of cash will be sufficient to meet its anticipated cash requirements.

Summary of Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in the notes to its consolidated financial statements. Some of the Company’s accounting policies involved estimates that required management’s judgment in the use of assumptions about matters that were uncertain at the time the estimate was made. Different estimates, with respect to key variables used for the calculations, or changes to estimates, could potentially have had a material impact on the Company’s financial position or results of operations. The development and selection of the critical accounting estimates are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics, TM II, the Filtran Group and Keytronics. The Filtran Group consists of Filtran Limited and Filtran Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, bank balances and investments in money market instruments with original maturities of three months or less.

Marketable Securities

The Company’s investments in marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale are classified in the balance sheet as current assets.

The cost of each specific security sold is used to compute realized gains or losses on the sale of securities available for sale.

Inventory

Raw materials are recorded at the lower of cost and net realizable value. Finished goods and work in process are stated at the lower of cost, which includes material, labor and overhead, and net realizable value. Cost is generally determined on a first-in, first-out basis.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and property and equipment, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation or amortization. Depreciation and amortization is provided using the following methods over the following periods:

Classification	Estimated Life (Years)
Straight line basis
Buildings	20
Computer equipment	3
Computer software	3
Furniture and fixtures	5
Machinery and equipment	5-10
Vehicles	3
Declining balance basis
Electronic manufacturing equipment	5-10

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Computer Software Developed or Obtained For Internal Use

All direct internal and external costs incurred in connection with the development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are included in property, equipment and leasehold improvements and are amortized on a straight-line basis over three years beginning when such assets are placed in service.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of a reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any.

Intangible Assets

Intangible assets that have a finite life are amortized using the following basis over the following period:

Classification	Estimated Life (Years)
Non-compete agreements	Straight line over 5 years
Customer contracts	Based on the revenue earned on the contracts

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such deferred tax assets will not be realized.

Revenue Recognition

Contract Revenue

Revenue from contracts is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. Provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known.

Non-Contract Revenue

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until products have been shipped and risk of loss and ownership has transferred to the client.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Deferred Revenue

The Company defers revenue should payment be received in advance or the service or product being shipped or delivered (See Contract Revenue and Non-Contract Revenue above.)

Stock-Based Compensation Plans

Effective June 1, 2006, the Company adopted the provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated the financial results for prior periods.

The Company recognizes stock-based compensation expense in the consolidated statement of operations based on the awards that are expected to vest. Accordingly, we have adjusted stock-based compensation expense to reflect estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

SFAS 123R supercedes our previous accounting under Accounting Principals Boards Opinion No. 25 “Accounting for Stock Issued to Employees” for periods subsequent to May 31, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides interpretive guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in our adoption of Statement 123(R).

The assumptions used in calculating the fair value of stock-based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the level of our future stock-based awards, our stock-based compensation expense in the future could be materially different from that reported or pro forma amounts reported. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock-based compensation expense recognized in future periods will be affected.

Fair Value of Financial Instruments

The fair value of long-tem debt is primarily determined using quoted market prices as compared to the recorded value. The fair value of the remaining financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and short-tem borrowings approximate the carrying value due to the short-term nature of these instruments.

Foreign Currency Translation and Transactions

Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive income (loss) component of stockholders’ equity. Gains and loses from foreign currency transactions are recognized in the consolidated statements of operations.

Accounting Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and considers the Company’s risk negligible.

The Company may, at times, have a concentration of their customer receivables or revenue with a specific customer. Management monitors the concentration to assess its risk.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Comprehensive Income (Loss)

Other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Statement of Changes in Stockholders’ Equity.

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In July 2006, the Financial Accounting Standards Board (“FASB”) has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for an a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements . Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 153 did not have any affect on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29 . SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions , which was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any affect on the Company’s financial statements.

In December of 2004, the FASB issued SFAS 123R Share Based Payments, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . This statement supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees . Among other things, this statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This statement is to be applied as of the beginning of the first interim or annual period that begins after December 15, 2005, but earlier adoption is encouraged. The Company adopted this standard effective June 1, 2006 using the modified prospective basis. See note 3 for further discussion of the impact on the Company’s financial statements and required disclosures resulting from the adoption of SFAS 123R.

On November 24, 2004, the FASB issued SFAS 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company has determined that the adoption of this standard will have not have a material effect on the financial position and results of operations.

Off-Balance Sheet Arrangements

During 2006 and 2005, the Company did not use off balance sheet arrangements.

Share Capital

As of November 30, 2006 there were 48,939,342 common shares of API Nanotronics Corp. issued and outstanding, no warrants outstanding and exercisable, and 6,225,000 stock options outstanding at exercise prices ranging from $.464 to $2.06 with remaining average contractual lives of 5.07 years.

During the period ended August 31, 2006, API acquired and retired 30,000 common shares at a total cost of $57,000.

During 2006, 4,000,000 common shares of API were issued upon the exercise of stock options for proceeds of $1,000,000 plus $905,400 of additional paid in capital.

During 2005, 4,400,000 common shares of API were issued upon the exercise of stock options for proceeds of $1,056,000.

During 2004, 1,250,000 common shares of API were issued upon the exercise of warrants for proceeds of $705,000.

On February 17, 2005, the Board of Directors of API authorized API to purchase in open-market transactions up to 5% of the issued and outstanding common shares. During the year ended May 31, 2006, API acquired and retired 2,667,220 common shares at a total cost of $1,497,566. During the year ended May 31, 2005, API acquired and retired 1,397,350 common shares at a total cost of $723,289.

All the above share numbers reflect the effect of the 10 for 1 conversion ratio of the plan of arrangement.

Proposed Transaction

On July 14, 2006 the Company entered into a non-binding letter of intent (the “Letter of Intent”) to purchase all of the capital stock of National Hybrid, Inc. and Pace Technology, Inc. from the Estate of Ben Pace. Pursuant to the Letter of Intent the Company has the option to purchase two thirty day extensions for $100,000 each. The extension payments are non-refundable, but such payments shall be applied to the purchase price. During the period ended November 30, 2006 the Company paid $100,000 to the Estate of Ben Pace to extend negotiations under the Letter of Intent to November 30, 2006. Subsequent to November 30, 2006 the Company paid an additional $100,000 to extend negotiations under the Letter of Intent to January 31, 2007.

FORWARD LOOKING STATEMENTS

This document and the documents incorporated in this document by reference contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

We wish to caution investors that other factors might, in the future, prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

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

(b)	Changes in Internal Controls over Financial Reporting

During the first six months of the fiscal year ending May 31, 2007, which six month period ended November 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the quarter ended November 30, 2006, the Company issued an option to purchase 300,000 shares of the Company’s common stock with an exercise price of $2.06 per share to a consultant to the Company pursuant to the Company’s 2006 Equity Incentive Plan. The option provided 120,000 shares vested only upon the occurrence of certain events. With respect to the remaining 180,000 shares, options to purchase 60,000 shares vest on each of June 29, 2007, June 29, 2008 and June 29, 2010.

See also the Form S-1 with respect to the Plan of Arrangement transaction and the Company’s Current Report on Form 8-K filed November 9, 2006 which has previously reported the issuance of other unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2006 a special meeting of the shareholders of Rubincon Ventures, Inc., the former name of the Company (“Rubincon”), was held to vote upon the amendment to the certificate of incorporation of Rubincon (i) to the change of the name of Rubincon to “API Nanotronics Corp.” and (ii) to authorize the issuance of a share of special voting stock to provide a mechanism for the holders of exchangeable shares to be issued in the transaction with API to have voting rights with respect to matters affecting the Company. Such changes to the certificate of incorporation were required to effect the combination of the Company with API contemplated by the Combination Agreement, dated as of May 5, 2006 among API, the Company and RVI Sub, Inc. and implemented through the Plan of Arrangement.

At the meeting 25,877,332 shares representing 64.68% of a total of 40,006,672 shares of common stock outstanding and eligible to vote at such special meeting were present. All 25,877,332 shares represented at the meeting voted for the proposal and no shares were voted against or abstained from voting. Consequently the measure was approved by the shareholders of Rubincon.

Also on October 31, 2006, a special meeting of the shareholders of API was held to vote upon the approval of the Plan of Arrangement. Such approval was required to effect the Plan of Arrangement between API and Rubincon.

At the meeting 1,515,499 shares representing 53.6% of a total of 2,825,406 common shares outstanding and eligible to vote at such special meeting were present. Of the common shares represented at the meeting, 1,486,428 common shares voted for the proposal and 29,071 common shares were voted against the proposal. Consequently the measure was approved by the shareholders of API.

ITEM 5.	OTHER INFORMATION

See the description of the Plan of Arrangement involving the Company described in Item 1.

ITEM 6.	EXHBIT AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

3.6	Audit Committee Charter (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Non-binding Letter of Intent with National Hybrid and Pace Technology dated July 14, 2006 (incorporated by reference from the Company’s Form 8-K filed on July 20, 2006).

10.7	Support Agreement dated November 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006)

10.8	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006)

10.9	Share Capital and Other Provisions included in the Articles of Incorporation of RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006)

10.10	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

14.1	Code of Ethics (incorporated by reference from the Company’s Definitive Proxy Statement filed on April 19, 2004).

14.2	Coded of Ethics for Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on March 10, 2006).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.3	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

16.4	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

99.1	Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006 (incorporated by reference)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: January 16, 2007	By:	/s/ Phillip DeZwirek
Phillip DeZwirek
Chief Executive Officer
Chairman and Treasurer