Form 10QSB
period 2007-02-28
API Nanotronics Corp.
filed 2007-04-16
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Toronto, Ontario

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

55,970,402 shares of common stock with a par value of $0.001 per share at April 12 2007

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

API NANOTRONICS CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheet of API Nanotronics Corp., formerly known as Rubincon Ventures Inc. (the “Company”), at February 28, 2007, and the statements of operations for the nine months ended February 28, 2007 and 2006, and the cash flows for the nine months ended February 28, 2007 and 2006 have been prepared by the Company’s management and are unaudited and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The Company acquired all the stock of API Electronics Group Corp. (“API”) on November 6, 2006 pursuant to a plan of arrangement (the “Plan of Arrangement”) approved by the Ontario Superior Court of Justice. The Plan of Arrangement was undertaken pursuant to the Combination Agreement (the “Combination Agreement”) dated as of May 5, 2006 among the Company, API and RVI Sub, Inc., now known as API Nanotronics Sub, Inc. The Plan of Arrangement provided that the Company would issue 28,254,060 shares of (i) its common stock or (ii) exchangeable shares of its wholly-owned Ontario subsidiary, API Nanotronics Corp. Sub, Inc. to the former shareholders of API in exchange for their API common shares at an exchange ratio of 10 shares of Rubincon common stock or 10 exchangeable shares for each share of API common stock. Exchangeable shares are only available to Canadian residents. Exchangeable shares are exchangeable on a one-for one basis into the Company’s common stock and have been constructed to have the same rights as the Company’s common stock to the extent practicable.

The outstanding shares of the Company’s common stock set forth on the cover page of this form does not include the 11,717,030 exchangeable shares of API Nanotronics Sub, Inc. that have been issued for API common shares as of April 12, 2007 and were not held by the Company or its affiliates. Additionally, this number does not reflect 57,330 common shares of API that had not been converted and are convertible into 573,300 shares of either the Company’s common stock or exchangeable shares as of April 12, 2007 pursuant to the Plan of Arrangement. Consequently, API Nanotronics Corp. has not issued but is obligated to issue 12,290,330 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares. Also not included are 4,250,270 shares of commons stock sold pursuant to a Regulations S private place transaction and in the process of being issued and discussed in note 13 to the financial statements set forth below.

The Company is accounting for the transaction that occurred pursuant to the Combination Agreement and the Plan of Arrangement as a “reverse merger.” Effective concurrently with the close of the Plan of Arrangement, pursuant to reverse merger accounting, the Company’s fiscal year was changed from January 31 to May 31. The Company will not file a transition report, because reverse merger accounting dictates that the historical financial statements of API are now the Company’s historical financial statements. Because this Form 10-QSB relates to a period which ended after the consummation of the Plan of Arrangement, the financial statements in this Form 10-QSB are based on the historic financial information of API and reflect the combination of API and Rubincon Venture Inc., the Company’s name prior to the Plan of Arrangement, as if Rubincon Ventures Inc. had been acquired by API.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Balance Sheets

	February 28, 2007 (Unaudited)	May 31, 2006
Assets
Current
Cash and cash equivalents	$8,034,413	$946,680
Marketable securities, at fair value	562,286	41,598
Accounts receivable, less allowance for doubtful accounts of $66,673 and $82,475 at February 28, 2007 and May 31, 2006, respectively	2,805,150	1,791,569
Inventories	10,844,265	4,599,616
Deferred income taxes	—	40,400
Prepaid expenses and other current assets	1,585,666	304,064

	23,831,780	7,723,927
Fixed assets, net	6,423,779	3,625,223
Deferred income taxes	82,274	373,600
Goodwill	1,130,907	1,137,166
Intangible assets, net	914,987	1,246,386

	$32,383,727	$14,106,302

Liabilities and Shareholders’ Equity
Current
Bank indebtedness	$454,591	$512,514
Accounts payable and accrued expenses	3,313,302	1,918,117
Payable due under acquisition agreement	1,152,414	—
Deferred revenue	—	119,850
Deferred income taxes	462,856	85,400
Current portion of long-term debt	195,858	240,921
Current portion of capital leases	1,197	34,266

	5,580,218	2,911,068
Deferred income taxes	—	681,600
Long term debt, net of current portion	6,400,498	304,382
Capital leases payable, net of current portion	3,075	3,465

	11,983,791	3,900,515

Shareholders’ equity
Common stock, ($0.001 par value, 200,000,000 authorized shares 55,970,372 and 28,176,740 shares issued and outstanding at February 28, 2007 and May 31, 2006, respectively)	55,970	28,177
Special voting stock ($0.001 par value, 1 and 0 shares authorized, issued and outstanding at February 28, 2007 and May 31, 2006, respectively)	—	—
Additional paid-in capital	22,956,750	11,690,067
Common stock subscribed	(277,500)	—
Accumulated deficit	(3,304,422)	(2,498,264)
Accumulated other comprehensive income	969,138	985,807

	20,399,936	10,205,787

	$32,383,727	$14,106,302

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Statement of Operations

	Nine months ended February 28, 2007 (Unaudited)	Nine months ended February 28, 2006 (Unaudited)	Three months ended February 28, 2007 (Unaudited)	Three months ended February 28, 2006 (Unaudited)
Revenue, net	$12,676,534	$11,553,882	$4,643,203	$3,309,703
Cost of revenues	9,660,568	8,398,524	3,542,502	2,533,884

Gross profit	3,015,966	3,155,358	1,100,701	775,819

Expenses
General and administrative	3,265,769	1,650,766	1,044,634	481,320
Research & development	113,174	—	54,413	—
Business development	74,970	14,112	—	173
Selling expenses	957,619	912,503	411,962	296,309

	4,411,532	2,577,381	1,511,009	777,802

Operating loss	(1,395,566)	577,977	(410,308)	(1,983)
Other (Income) Expenses
Other (income) expense, net	(23,125)	30,555	(8,119)	9,696
Gain on foreign currency transactions	(293,579)	(45,555)	(153,330)	24,878

	(316,704)	(15,000)	(161,449)	34,574

Income (loss) before income taxes	(1,078,861)	592,977	(248,859)	(36,557)
Income taxes (benefit)	(272,703)	25,471	(59,150)	9,000

Net income (loss) for the period	$(806,158)	$567,506	$(189,708)	$(45,557)

Weighted average shares outstanding
Loss per share – Basic	$(0.02)	$0.02	$(0.00)	$(0.00)

Loss per share – Diluted	$(0.02)	$0.02	$(0.00)	$(0.00)

Basic	44,942,583	25,643,829	68,260,732	28,176,740
Diluted	44,942,583	26,153,829	68,260,732	28,176,740

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Statement of Cash Flows

	For the nine months ended February 28,
	2007 (Unaudited)	2006 (Unaudited)
Cash provided (used) by
Cash flows from operating activities
Net (loss) income for the period	$(806,158)	$567,506
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	717,102	626,729
Stock options expensed	1,225,644	—
Gain on sale of marketable securities	11,485	(70,462)
Deferred income taxes	(372,296)	—
Change in operating assets and liabilities
Accounts receivable	646,682	323,583
Inventories	(734,354)	(492,170)
Prepaid expenses and other current assets	336,111	(158,615)
Accounts payable and accrued expenses	(40,875)	434,385
Deferred revenue	(119,850)	(573,178)

Net cash provided (used) by operating activities	863,491	657,778
Cash flows from investing activities
Purchase of fixed assets	(313,360)	(105,883)
Purchase of marketable securities	—	(86,288)
Business acquisition, net of cash acquired	(8,764,096)	—
Proceeds on sale of marketable securities	—	484,060

Net cash (used) provided by investing activities	(9,077,456)	291,889
Cash flows from financing activities
Proceeds from issuance of common shares and share application	6,637,250	1,000,000
Repurchase of common shares	(57,000)	(1,497,566)
Plan of Arrangement, cash acquired net of transaction costs	3,281,082	—
Bank indebtedness advances (repayments), net	(57,923)	(121,836)
Repayment of obligations – capital lease	(33,459)	(34,827)
Repayment of long term debt	—	(23,672)
Net proceeds - long-term debt	6,051,053	—

Net cash provided by (used) financing activities	15,821,003	(677,901)
Foreign exchange gain on cash held in foreign currency	(519,305)	104

Net increase in cash and cash equivalents	7,087,733	271,870
Cash and cash equivalents, beginning of period	946,680	1,513,130

Cash and cash equivalents, end of period	$8,034,413	$1,785,000

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

(Formerly Rubincon Ventures Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	For the nine months ended February 28, 2007
	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common Stock Subscribed	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 1, 2006	28,176,740	$28,177	$11,690,067		$(2,498,264)	$985,807	$10,205,787
Share issued upon exercise of stock options	100,000	100	59,900		—	—	60,000
Shares repurchased and retired	(30,000)	(30)	(56,970)		—	—	(57,000)
Adjustment of consolidation shares	7,320	7	(7)		—	—	—
Outstanding shares of parent company prior to plan of arrangement	40,006,672	40,006	3,171,076		—	—	3,211,082
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with Plan of Arrangement (see Note 6)	(12,290,360)	(12,290)	12,290		—	—	—
Stock based compensation expense on options			1,225,644		—	—	1,225,644
Proceeds from Regulation S private placement (see Note 6)			6,577,250		—		6,577,250
Stock subscribed – Regulation S private placement (see Note 6)			277,500	(277,500)			—
Net loss for the period					(806,158)		(806,158)
Foreign currency translation						(386,440)	(386,440)
Unrealized gain(loss) on marketable securities- net of taxes						369,771	369,771

Balance at February 28, 2007	55,970,372	$55,970	$22,956,750	$(277,500)	$(3,304,422)	$969,138	$20,399,936

In conjunction with the Plan of Arrangement the Company issued one share of Special Voting Stock at no value to represent the interest of the holders of the exchangeable shares (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the Commission) and include the results API Nanotronics Corp. (the “API Nanotronics”), formerly known as Rubincon Ventures, Inc., and API Electronics Group Corp., the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM II, Keytronics and the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2007. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2007 and the results of its operations and cash flows for the nine and three month periods ended February 28, 2007 and 2006. Results for the nine and three months ended February 28, 2007 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended May 31, 2006 as included in the Company’s Form S-1/A filed with the Commission on November 6, 2006 and the audited financial statements of National Hybrid Group and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form S-3/A filed with the Commission on April 9, 2007. The National Hybrid Group was acquired by the Company on January 24, 2007 (see Note 4).

On May 8, 2006 Rubincon Ventures Inc., as API Nanotronics was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp. (“API”). Rubincon is a Delaware corporation and API is an Ontario corporation. Rubincon formed an Ontario subsidiary, RVI Sub, Inc., now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.” .

Pursuant to the court approved Plan of Arrangement, API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 outstanding API common shares was granted the right to receive for each API common share, 10 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder, (see Note 6). The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio (see Note 2 – Stock Based Compensation).

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

In conjunction with this reverse acquisition, Rubincon changed its year-end from January 31 to May 31, the year-end of API. Assets, liabilities and equity of the Company continue to be that of the operating company, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet for the period reflects that of the legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10-for-1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the Plan of Arrangement.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company’s focus is the manufacture and design of high reliability semiconductor and microelectronics circuits for military, aerospace and commercial applications. The Company through acquisitions has expanded its manufacturing and design of electronic components to include filters, transformers, inductors, and custom power supplies for land and amphibious combat systems, mission critical information systems and technologies, shipbuilding and marine systems, and business aviation.

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics, TM II, the Filtran Group, Keytronics and the National Hybrid Group. All significant inter-company transactions and balances are eliminated in consolidation.

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

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of February 28, 2007 approximately $2,000,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition that have not been placed in service, accordingly depreciation expense has not been recorded on such assets.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Goodwill

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. Management has determined there is no impairment of goodwill as of February 28, 2007 or May 31, 2006.

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

Income taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered (See Contract Revenue and Non-Contract Revenue above.)

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Research and Development Expenses

Research and development expenses are recorded when incurred, net of applicable investment tax credits.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of SFAS 123R, “Share Based Payments”, requiring the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated the financial results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended February 28, 2007 includes compensation expense for all stock-based compensation awards vesting during the period, which were granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

On October 26, 2006 the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”). All the prior options issued under the previous plans of API were carried over to this plan under the provisions of the Plan of Arrangement. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not.

The following table illustrates the pro forma effect on net income and earnings per share for the nine and three months ended February 28, 2006, assuming the Company had applied the fair value recognition provisions of SFAS 123 to all previously granted share-based awards after giving consideration to potential forfeitures during such quarter. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

Expected volatility	80%
Expected dividends	0%
Expected term	5 years
Risk-free rate	2.50%

The following table represents the impact that would have occurred had the treatment been adopted at June 1, 2005.

	Nine months ended February 28, 2006	Three months ended February 28, 2006
Net income (loss), as reported	$567,506	$(45,557)
Add: Total stock-based employee compensation included in reported net loss	—	—
Deduct: Total stock-based employee compensation income determined under fair value	(1,500,000)	(1,500,000)

Pro forma net income loss	$(932,494)	$(1,545,457)

Per Share:
Basic and diluted, as reported	$(0.02)	$—
Basic and diluted, pro forma	$(0.04)	$(0.05)

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

As of February 28, 2007, there was $1,250,264 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over a weighted-average period of 5 years. During the nine months ended February 28, 2007, $1,225,644 has been recognized as expense in general and administrative expense. Such cost approximate $0.03 per share.

In accordance with the combination agreement, as of November 6, 2006, 5,800,000 API stock options (on a post-exchange basis) were exchanged for 5,800,000 stock options of API Nanotronics. The fair value of the API Nanotronics options exceeded the fair value of the API options by $888,360 at November 6, 2006 under the Black-Scholes option pricing model with the following assumptions: Risk Free Rate - 2.50%, Volatility - 80%, Expected Life - 4.42 years to 4.83 years, Dividend Yield - 0%. The excess has been expensed as stock based compensation in general and administrative expense for the nine-month period ended February 28, 2007 and a corresponding amount has been added to the additional paid-in capital as part of stockholders’ equity.

The following information relates to stock options that have been granted under the Company’s equity incentive plan as well as options issued outside of the Company’s equity incentive plan. The stock option exercise prices were at 100 percent of the fair market value of the underlying shares on the date the options were granted. Under the Company’s equity incentive plan, options may have a term of up to ten years from the date of grant. The fair value of each option award is estimated using the Black-Scholes option-pricing model.

The summary of the stock option activity during the nine months ended February 28, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value
Stock Options outstanding - May 31, 2006	5,100,000	$0.464	4.17
Issued June 2006	800,000	$1.600	4.58
Issued November 2006	300,000	$2.060	4.65
Issued December 2006	500,000	$2.000	9.84
Exercised	(100,000)	$(0.600)
Outstanding options of Rubincon (A)	125,000	$1.000	6.89

Stock Options outstanding - February 28, 2007	6,725,000	$0.792	4.71	$13,843,000

Stock Options exercisable - February 28, 2007	5,112,500	$0.476	4.23	$12,158,000

The weighted-average grant date fair value of options granted during the nine months ended February 28, 2007 was $2.39 per option. The total intrinsic value of the options exercised during the nine months period ended February 28, 2007 was $130,000.

(A)	Stock options entitling the holder to purchase 100,000 common shares of the Company at an option exercise price of $1.00 per common share expiring March 14, 2011 were issued prior to the Plan of Arrangement. All of these options have vested.

The Company granted 25,000 stock options entitling the holder to purchase common shares of the Company for of $1.00 per common share expiring March 28, 2016 prior to the Plan of Arrangement. A total of 12,500 of these stock options vested on the grant date of March 29, 2006. A total of 12,500 of these stock options vest on March 29, 2007.

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

On December 27, 2006 the Board of Directors of the Company approved the grant of options under the API Nanotronics Corp. 2006 Equity Incentive Plan to purchase 500,000 shares of common stock with an exercise price of $2.00 per share to employees of the Company. The 500,000 options were granted and vest over a period of five years commencing December 2006 and ending in December 2011.

During the nine months ended February 28, 2007 stock options to purchase in aggregate 1,100,000 shares of common stock were issued to consultants as previously described. The Company has followed the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the nine months ended February 28, 2007, $333,205 compensation expense was recorded with respect to such options.

The summary of the status of the Company non-vested options as of February 28, 2007, as a result of changes during the nine months then ended is a follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Non-vested Stock Options - May 31, 2006	—	—
Granted June 2006	800,000	$1.60
Granted November 2006	300,000	$2.06
Granted December 2006	500,000	$2.00
Outstanding options of Rubincon	125,000	$1.00
Cancelled	—	—
Vested	(112,500)	$1.00
Exercised	—	—

Non-vested Stock Options - February 28, 2007	1,612,500	$2.85	$1,685,000

Financial Instruments

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

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS No. 158), which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

On April 27, 2006, the Company acquired all the shares of Keytronics, Inc. for an aggregate purchase price of $1,369,236. Keytronics, Inc. is a designer and manufacturer of electronic components of major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation. The purchase price was satisfied through payment of cash in the amount of $1,169,236 and delivery of a $200,000 promissory note. The Company also incurred legal costs in connection with the acquisition in the amount of $19,881 giving a total acquisition cost of $1,389,117.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The assets acquired at fair value, as at April 27, 2006 are as follows:

Cash	$235,364
Current assets	832,292
Fixed assets	527,064
Current Liabilities	(98,062)
Long-term Liabilities	(107,541)

Fair value of assets acquired	$1,389,117

On January 25, 2007, the Company acquired all the stock of National Hybrid, Inc. and Pace Technology, Inc. (“National Hybrid Group”) from the Estate of Benedict G. Pace (the “Estate”), the owner of such stock. The purchase price was $9.75 million payable in cash.

The National Hybrid Group’s expertise includes analog and digital designs as well as application specific integrated circuits and gate-array implementations. Extensive in-house simulation, prototype testing and analysis facilities allow the National Hybrid Group to develop products for both standard and custom applications with heightened reliability.

On January 24, 2007 the Company borrowed $6 million from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (the “Lender”) in order to fund its purchase of the stock of the National Hybrid Group from the Estate of Benedict Pace, and to provide the Company with additional working capital. This loan is evidenced by a promissory note (the “Note”) in favor of the Lender. The Note bears interest at 12% per annum and with interest payable semi-annually. The principal amount of the Note is due five years and one month from the date on which it was made and may be prepaid at any time at the option of the Company without penalty.

The purchase price of the National Hybrid Group was satisfied through payment of cash in the amount of $9.75 million. The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $191,310, giving a total acquisition cost of $9, 941, 310. The Company has accounted for the acquisition using the purchase method of accounting. The results of operations of the National Hybrid Group have been included in the Company’s results of operations beginning on January 24, 2007. In accordance with SFAS No. 141, “Business Combinations” the total purchase price was allocated to the National Hybrid Group’s net assets based on their estimated fair values as of January 24, 2007. The fair values assigned to tangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. The following represents the allocation of the purchase price:

Cash	$1,177,214
Current assets	7,518,857
Fixed assets in use and to be placed in service	2,703,855
Current liabilities	(1,249,060)
Deferred income taxes	(209,556)

Fair value of assets acquired	$9,941,310

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma summary presents the combined results of operations as if the National Hybrid Group, Keytronics, Inc and Sensonics, Inc. acquisitions described above had occurred at the beginning of each period for the nine and three month periods ended February 28, 2007 and 2006 and does not purport to be indicative of the results of operations that would have occurred had the transaction been completed as of those dates or of results that may occur in the future.

	Nine months ended February 28, 2007	Three months ended February 28, 2007	Nine months ended February 28, 2006	Three months ended February 28, 2006
Sales	$21,252,493	$6,760,762	$23,366,353	$7,602,726
Net Income (loss)	$213,155	$(4,633)	$717,218	$429,995
Net Income (loss) per share – basic	$(0.00)	$(0.00)	$0.03	$0.02
Net Income (loss) per share – diluted	$(0.00)	$(0.00)	$0.03	$0.02

5. Accounts Payable and Accrued Expenses

	February 28, 2007	May 31, 2006
Accounts payable and accrued expenses	$2,880,601	$1,485,660
Wage and vacation accrual	354,359	297,327
Audit and accounting fees	78,342	135,130

Total	$3,313,302	$1,918,117

6. Shareholders’ Equity

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole shareholder of API, and each holder of the outstanding API common shares was granted the right to receive for each API common share 10 shares of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 28,254,060 shares of either API Nanotronics Corp. common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of February 28, 2007, (i) API Nanotronics Corp. had issued 15,963,700 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 11,717,030 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates) which exchangeable shares are the substantially equivalent to our common stock and (iii) API Nanotronics Corp.’s transfer agent was awaiting shareholder elections or was in the process of issuing 573,330 shares of API Nanotronics Corp. common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics Corp. has not issued but is obligated to issue 12,290,360 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

To the extent practicable, the API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates are economically equivalent to common stock of API Nanotronics Corp. In connection with consummating the plan of reorganization with API,

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

API Nanotronics Corp. amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with the Plan of Arrangement and allows the trustee to have at meetings of shareholders of API Nanotronics Corp. the number of votes equal to the number of exchangeable shares not held by API Nanotronics Corp. or affiliates of API Nanotronics Corp. (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API Nanotronics Corp. stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API Nanotronics Corp. common stock at any time at the option of the holder. API Nanotronics Corp. may force the conversion of API Nanotronics Sub, Inc. exchangeable shares into shares of API Nanotronics Corp. common stock on the tenth anniversary of the date of the plan of arrangement or sooner upon the happening of certain events.

On June 29, 2006 the Company granted 800,000 options to purchase shares of common stock to consultants of the Company (see Note 2).

During the nine month period ended February 28, 2007 the Company acquired and retired 30,000 common shares at a total cost of $57,000.

During the nine month period ended February 28, 2007, the Company received aggregate cash proceeds of $60,000 from the exercise of stock options. The Company issued 100,000 shares of common stock as the result of these transactions.

On November 28, 2006 the Board of Directors of the company approved the grant of 300,000 options with an exercise price of $2.06 per option to a consultant to the Company (see Note 2).

On December 27, 2006 the Board of Directors of the company approved the grant of 500,000 options with an exercise price of $2.00 per option to the employees of the Company (see Note 2).

During the nine month period ended February 28, 2007, the Company accepted subscriptions for 3,705,270 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $1.85 per share. The Company received gross proceeds of $6,577,250 for such shares and a subscription receivable of $277,500. As of the balance sheet date the Company had commitments to complete the offering, but the Company had not issued the shares. Therefore, shares towards the subscription were not issued and were not considered for the purpose of calculations of earnings per share.

7. Supplemental Cash Flow Information

	For the nine months ended February 28,
	2007	2006
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$(5,715)	$25,471
Cash paid for interest	$65,539	$30,555
(b) Non cash transaction
Note payable issued in conjunction with purchase of assets from Sensonics, Inc.	$—	$200,000
Other current assets and long-term debt assumed in conjunction with the Plan of Arrangement	$100,000	$—

8. Related Party Transactions

(a)	Included in general and administrative expenses for the nine months ended February 28, 2007 are consulting fees of $56,306 (2006 - $45,479) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $144,221(2006 - $137,523) paid to a corporation in which two of the directors are also directors of the Company.

Included in general and administrative expenses for the three months ended February 28, 2007 are consulting fees of $20,606 (2006 - $15,531) paid to an individual who is a director and office of the Company and rent, management fees, and office administration of fees of $49,050 (2006 - $45,841) paid to a corporation in which two of the directors are also directors of the Company.

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements.

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for:

	Nine months ended February 28,		Three months ended February 28,
	2007	2006	2007	2006
Weighted-average shares-basic	44,942,583	25,643,829	68,260,732	28,176,740
Effect of dilutive securities	*	*	*	*

Weighted-average shares - diluted	44,942,583	25,643,829	68,260,732	28,176,740

Basic EPS and diluted EPS for the nine and three month periods ended February 28, 2007 and 2006 have been computed by dividing the net loss by the weighted average shares outstanding. The weighted average number of shares issued and outstanding for the nine month periods ended February 28, 2007 and 2006 is 44,942,583 and 25,643,829, respectively. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the nine and three month periods ended February 28, 2007 of 19,321,390. The weighted average numbers of shares issued and outstanding for the nine and three month periods ended February 28, 2006 was 25,643,829 and 28,176,740, respectively.

*	All outstanding options and shares under the Reg S private placement, aggregating 10,280,270 incremental shares, have been excluded from the February 28, 2007 (510,000 incremental shares from the February 28, 2006) computation of diluted EPS as they are anti-dilutive due to the losses generated.

10. Comprehensive Income (Loss)

	Nine months ended February 28,		Three months ended February 28,
	2007	2006	2007	2006
Net income (loss)	$(806,158)	$567,506	$(189,708)	$(45,557)
Foreign currency translation adjustment	(386,440)	45,848	(197,789)	13,248
Unrealized gains (losses) on available for sale securities, net of tax	369,771	9,606	348,241	92,501

Comprehensive income (loss)	$(822,827)	$622,960	$(39,256)	$60,192

11. Commitments

Management Agreement

On January 1, 2005, API entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel, and management services (see Note 8(A)).

On March 15, 2006, API entered into a consulting agreement with Professor Martin Moskovits. The consulting agreement is for a term of one year and is extendable upon the mutual agreement of both parties.

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

SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two reportable segments, which are distinguished by geographic location in Canada and United States. Within the US reporting segment the Company has aggregated two operating segments. These segments have been aggregated as they share similar economic characteristics including similar product lines and shared manufacturing processes and equipment. Both segments design and manufacture electronic components. Inter-segment sales are presented at their market value for disclosure purposes.

Nine Months Ended February 28, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$4,716,021	$7,960,513	$—	$—	$12,676,534
Inter-segment sales	8,216	303,017	—	(311,233)	—

Total	4,724,237	8,263,530	—	(311,233)	12,676,534

Income before expenses:	349,324	883,115			1,232,439
Corporate head office expenses	—	—	1,910,902	—	1,910,902
Depreciation and amortization	363,268	346,591	7,243	—	717,102
Other expense (income)	(46,522)	30,465	(300,647)	—	(316,704)
Income tax expense (benefit)	—	28,697	(301,400)	—	(272,703)

Net income (loss)	32,578	477,362	(1,316,098)	—	(806,158)

Segment assets	3,447,696	17,220,972	11,715,059	—	32,383,727

Goodwill included in assets	1,130,906	—	—	—	1,130,906
Capital expenditures	29,185	284,175	—	—	313,360

Nine Months Ended February 28, 2006	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$4,826,008	$6,727,874	$—	$—	$11,533,882
Inter-segment sales		274,647	—	(274,647)	—

Total	4,826,008	7,002,521	—	(274,647)	11,553,882

Income before expenses:	469,901	1,137,965	—	—	1,607,866
Corporate head office expenses	—	—	403,160	—	403,160
Depreciation and amortization	164,901	450,050	11,778	—	626,729
Other expense (income)	68,509		(83,509)	—	(15,000)
Income tax expense	—	25,471	—	—	25,471

Net income (loss)	236,491	662,444	(331,429)	—	567,506

Segment assets	3,801,194	5,749,847	4,555,621	—	14,106,302

Goodwill included in assets	1,137,166	—	—	—	1,137,166
Capital expenditures	43,315	62,568	—	—	105,883

API Nanotronics Corp.

(Formerly Rubincon Ventures Inc.)

Condensed Notes to Consolidated Financial Statements

(Unaudited)

	Nine months ended February 28,
	2007		2006
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$9,535,729	$6,271,832	$8,625,815	$3,379,867
Canada	1,735,526	2,197,840	1,552,332	2,628,908
United Kingdom	1,219,989	—	1,196,638	—
All Other	185,290	—	179,097	—

	$12,676,534	$8,469,672	$11,553,882	$6,008,775

(b)	Major Customer

	Nine months ended February 28,
	2007	2006
Revenue
U.S. Department of Defense	16%	27%
U.S. Department of Defense subcontractors	54%	46%

Concentration of Credit Risk

At February 28, 2007 one customer accounted for approximately 15.5 percent of outstanding receivables.

13. Subsequent Events

On March 29, 2007 the Company accepted subscriptions for 545,000 shares of its common stock for $1.85 per share, which were sold pursuant to its ongoing Regulation S private placement to investors not located in the United States. The Company received gross proceeds of $1,008,250 for such shares. With the acceptance of this subscription, the minimum offering requirement was met for this Regulation S private placement. Therefore, the Company accepted the $7,860,000 of gross proceeds previously tendered in this private placement and commenced issuing the 4,250,270 shares sold pursuant to this private placement.

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

•

On January 24, 2007, the Company acquired the National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. The National Hybrid Group is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit ofr the military/aerospace market and the industrial process control market.

Reorganization

On May 8, 2006 Rubincon Ventures Inc. as the Company was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp. (“API”). Rubincon is a Delaware corporation and API is an Ontario corporation. Rubincon formed an Ontario subsidiary, RVI Sub, Inc. now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.”.

Pursuant to the court approved Plan of Arrangement API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 outstanding API common shares was granted the right to receive for each API common share, 10 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio.

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

In conjunction with this reverse acquisition, Rubincon changed its year-end from January 31 to May 31, the year-end of API. Assets, liabilities and equity of the Company continue to be that of the operating company, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10 for 1 exchange ratio in the plan of arrangement for the period prior to the consummation of the Plan of Arrangement.

The Company’s business strategy has been to strengthen its leadership position for its components through continued emphasis on technological advances, operational efficiencies, cost reductions, competitiveness and acquisitions.

The Company’s objectives are to seek long-term stable growth for all of its operating segments (API Electronics, Filtran Group, TM II, Keytronics and National Hybrid Group) through continuous capital investment, employing today’s production methods and technologies and by demanding uncompromising quality control.

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

Filtran Group’s main market is military subcontractors with a strong demand for filters, power supplies, transformers and inductors. Filtran Group has outsourced the manufacturing of certain products to China and is working closely with its Chinese manufacturers to maintain quality control and decrease the cost of production. Filtran Group is aggressively pursuing growth strategies with the hiring of additional sales persons in the United States and setting up a nationwide sales representative network. Filtran Group has focused on increasing their power supply capabilities by hiring a power supply project manager and purchasing additional power supply equipment and software to aid in the design and development of state of the art power supplies for the aerospace, satellite military and hirel commercial custom power supplies. Filtran Group has also developed a synergistic partnership with API Electronics targeting the military relay market.

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

Keytronics continues to supply the major military OEM’s and various Department of Defense agencies with products including a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters, and numerous special purpose electronic assemblies including capacitor modules and medical electronics.

National Hybrid Group’s core business of military electronics continues to grow along with the US and international defense budgets. The Mil-Std-1553 business has been strong and the trend is for continued growth as the service life of existing military platforms such as the US A-10, B-52, F-15, F-16 and other legacy aircraft is extended. The addition of modern electronics to these aging aircraft has increased the need for National Hybrid Group products such as the new low cost plastic ball grid array terminal that National Hybrid Group has just been introduced. The refurbishment of US Army vehicles from the conflict in Iraq has resulted in additional business in the SSPC and Hybrid product lines. Spare parts required for this refurbishment effort have resulted in new orders for programs such as the Bradley Fighting Vehicle and the M1A2 Tank. Capital improvements at the National Hybrid Group’s Ronkonkoma, NY and Largo, FL facilities will allow the Company to react more quickly and efficiently to the increased demand.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, 1553 data bus products, power controllers, transformers, inductors, filters and mission critical systems. The principal markets for these products are the government and military, commercial equipment, and other replacement parts. Our customers are located primarily in the U.S., Canada and the United Kingdom but we also sell products to customer located throughout the world.

Semiconductor Revenues

The Company currently serves a broad group of customers with the following category of semiconductor products: Varactor tuning diodes, specialty suppressor diodes for the relay market, 1553 data bus products, power controllers, custom microelectronic hybrid circuits, small-signal transistors, silicon rectifiers, zener diodes, high-voltage diodes, and resistor/capacitor networks. These products facilitate the power supply in end products such as missiles, the space shuttle, F-15 and F-16 fighter planes and B-1 bombers.

Magnetic & Power Supply Revenues

Revenues are derived from the manufacturing of electronic transformers, inductors, filters and power supplies. The main demand today for these products comes from the military, aerospace, telecom, audio, video, voice, voice/data, and transportation OEM’s.

Mission Critical System Revenues

The principal market for these products is the military/defense industry. These highly engineered products and systems include, naval aircraft landing and launching equipment, Visual Landing Aids (VLA) and Stabilized Glide Slope Indicators (SGSI), flight control and signaling systems, radar systems alteration, data communication and test equipment, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components.

Operating Expenses

Operating Expenses consist of business development, selling, general and administrative expenses.

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

Key Operating Data

Our management uses a number of data to measure the growth of the business and operating performance. The key measure for growth is sales backlog figures:

	As of February 28
	2007	2006
Backlog by Segment Company
API Electronics	$2,650,171	$3,984,959
Filtran Group	$3,328,784	$5,180,877
TM II	$1,812,926	$2,019,928
Keytronics	$656,326	N/A
National Hybrid Group	$7,875,198	N/A

Overall	$16,323,405	$11,185,764

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12 month period. Filtran Group’s backlog figures will also be affected by the US/Canadian exchange rate.

The key measure for performance is Gross Margin by Segment.

	As of February 28
	2007	2006	2007 vs. 2006 % Change
Gross Margin by Segment Company
API Electronics	30.0%	28.3%	+1.7%
Filtran Group	17.9%	21.5%	-3.6%
TM II	26.2%	28.0%	-1.8%
Keytronics	14.6%	N/A %	N/A %
National Hybrid Group	35.9%	N/A %	N/A %
Overall	23.8%	27.3%	-3.5%

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

On January 24, 2007, the Company acquired all of the common shares of the National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. The National Hybrid Group is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit for the military/aerospace market and the industrial process control market.

Results of Operations for the Nine Months Ended February 28, 2007 and 2006

The following discussion of results of operations is a comparison of the Company’s nine month periods ending February 28, 2007 and February 28, 2006.

Operating Revenue

	Nine months ended February 28,
	2007	2006		% Change
Sales by Subsidiary
API Electronics	$3,003,362		$3,874,036	-22.5%
Filtran Group	$5,860,090		$5,598,022	+4.7%
TM II	$1,577,378		$2,081,824	-24.2%
Keytronics	$1,296,206	$	N/A	N/A
National Hybrid Group	$939,498	$	N/A	N/A

	$12,676,534		$11,553,882	+9.7%

Overall, the Company recorded an increase in sales for the nine months ended February 28, 2007 as total sales revenue increased by 9.7% over the same period in 2005. This increase resulted from the inclusion of Keytronics Inc. and the National Hybrid Group sales combined with a 4.7% increase in sales from the Filtran Group, offset by decreased sales at API Electronics and TM II.

API Electronics sales revenues decreased by 22.5% in the nine months ended February 28, 2007 over the same period in 2006. This decrease was attributed primarily to the Islip sales revenue decrease in the second quarter compared to the same quarter last year, for mission critical systems, primarily radar indicators and counter measure control electronics for US military helicopters.

Filtran Group sales revenue increased by $262,068 or 4.7% in the nine months ended February 28, 2007 over the corresponding period in 2006.

TM II recorded sales revenue levels in the nine months ended February 28, 2007 that were 24.2% less than 2006. The decrease was attributed primarily to decreased progress billings on the US Navy Stabilized Glide Scope Indicators (SGSI) and on Visual Landing Aids (VLA) sold to Avondale Shipyards (Northrop Grumman).

Keytronics was acquired on April 27, 2006. The $1,296,206 reflects the company’s first full three quarters of operational revenues since the acquisition.

National Hybrid Group was acquired on January 24, 2007. The $939,498 reflects National Hybrid Group’s sales from January 25, 2007 to February 28, 2007.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Nine months ended February 28,
	2007		2006
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$9,535,729	$6,271,832	$8,625,815	$2,706,182
Canada	1,735,526	2,197,840	1,552,332	2,628,908
United Kingdom	1,219,989	—	1,196,638	—
All Other	185,290	—	179,097	—

	$12,676,534	$8,469,672	$11,553,882	$5,335,090

The Company saw United States sales increase by 10.5% from $8,625,815 for the nine months ended February 28, 2006 to $9,535,729 for the nine months ended February 28, 2007. Canadian sales increased by 11.8% from $1,552,332 for the nine months ended February 28, 2006 to $1,735,526 for the nine months ended February 28, 2007 and UK sales increased by 2.0% from $1,196,638 for the nine months ended February 28, 2006 to $1,219,989 for the nine months ended February 28, 2007. The increase in United States and UK sales is a result of the inclusion of Keytronics and National Hybrid sales for the nine months ended February 28, 2007. Sales to Canada increased solely as a result of an increase in sales by the Filtran Group in Canada.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Nine months ended February 28,
	2007	2006
Revenue
U.S. Department of Defense	16%	27%
U.S. Department of Defense subcontractors	54%	46%

Operating Expenses

Cost of Goods Sold and Gross Margin

	Nine months ended February 28,
	2007	2006	% Change
Gross Margin by Segment Company
API Electronics	30.0%	28.3%	+1.7%
Filtran Group	17.9%	21.5%	-3.6%
TM II	26.2%	28.0%	-1.8%
Keytronics	14.6%	N/A %	N/A %
National Hybrid Group	35.9%	N/A %	N/A %
Overall	23.8%	27.3%	-3.5%

The Company’s overall gross margin was 23.8% of sales for the nine months ended February 28, 2007, a decrease from the 27.3% gross margin for the nine months ended February 28, 2006. Accordingly, the overall cost of sales was 76.2% for the nine months ended February 28, 2007 compared to 72.7% for the nine months ended February 28, 2006. The Company expects gross margins to show improvement in the final quarter of fiscal 2007.

API Electronics posted a gross margin improvement by 1.7% for the nine months ended February 28, 2007 to the 30.0% level. This increase is attributed to stronger gross margins on continued operational efficiencies.

Filtran Group saw their gross margin decrease to 17.9% for the nine months ended February 28, 2007 from the 21.1% gross margin for the nine months ended February 28, 2006. The decrease was attributed largely to the introduction of a new power supply product launch and some temporary inefficiencies in their electronic filter manufacturing. Filtran Group expects gross margins to improve going forward.

TM II’s gross margin decreased by 1.8% to 26.2% for the nine months ended February 28, 2007 from the prior period in 2006. TM II expects margins to remain at current levels in fiscal 2007.

The major components of cost of sales for the nine months ended February 28 are as follows:

	2007	% of sales	2006	% of sales
Materials Used	$3,593,245	28.3%	$3,665,247	31.7%
Manufacturing Labor	$2,129,273	16.8%	$1,866,831	16.2%
Manufacturing Overhead	$3,938,050	31.1%	$2,866,446	24.8%

	$9,660,568	76.2%	$8,398,524	72.7%

As a percentage of sales, for the nine months ended February 28, 2007 materials and labor percentage decreased slightly compared to the nine months ended February 28, 2006. For the nine months ended February 28, 2007 manufacturing overhead percentage increased by 6.3%, mainly due to costs associated with a new product launch at Filtran Group and as a result of lower sales volumes at TM Systems. Management expects future gross margins to improve as the Company continues to integrate new acquisitions and executes on synergies.

Selling Expenses

Selling expenses increased to $957,619 for the nine months ended February 28, 2007 from $912,503 for the nine months ended February 28, 2006. As a percentage of sales, selling expenses were 7.5% for the current period, a decrease from the 7.9% posted for the nine months ended February 28, 2006. The Company expects selling expenses to remain at current levels in fiscal 2007.

The major components of selling expenses are as follows:

	Nine months ended February 28,
	2007	% of sales	2006	% of sales
Payroll Expense – Sales	$405,299	3.2%	$346,831	3.0%
Commissions Expense	$295,378	2.3%	$358,144	3.1%

The overall increase in selling expenses was attributed to payroll expenses related to the inclusion of Keytronics and National Hybrid Group expenses in fiscal 2007.

Business Development

The Company’s business and development expenses increased from $14,112 incurred during the nine months ended February 28, 2006 to $74,970 for the nine months ended February 28, 2007 as a result of increased investor relation expenditures.

General and Administrative Expenses

General and administrative expenses increased to $3,265,769 for the nine months ended February 28, 2007 from $1,650,766 incurred during the nine months ended February 28, 2006. The increase is largely a result of non-cash stock-based compensation expense of $1,225,644, of which $888,360 relates to the options issued under the Plan of Arrangement for the then existing API options. In addition, approximately $461,000 of the increase is due to the additions of Keytronics and the National Hybrid Group operations in the current fiscal year. The Company expects general and administrative expenses to increase in fiscal 2007 as the result of the April 26, 2006 Keytronics acquisition, the Rubincon merger and the January 24, 2007 acquisition of the National Hybrid Group.

The major components of general and administrative expenses are as follows:

	Nine months ended February 28,
	2007	2006	$ Change
Officer Salary	$1,128,385	$159,091	$969,294
Rent and Management Fees	$144,167	$137,523	$6,644
Professional Services	$353,934	$208,301	$145,633
Office Salary	$336,599	$183,189	$153,410
Depreciation & Amortization	$181,270	$250,676	$(69,406)
Consultants	$441,280	$72,282	$368,998

Officer salaries expense increased to $1,128,385 for the nine months ended February 28, 2007 from $159,091 for the nine months ended February 28, 2006 – an increase of $969,294 due largely to a stock-based compensation on exchangeable shares in the amount of $888,360 for the nine months ended February 28, 2007 compared to a stock option based compensation of $0 for the nine months ended February 28, 2006.

Rent and management fees increased for the nine months ended February 28, 2007 in the amount of $6,644 to $144,167.

Professional services include legal, accounting, audit and taxation services increased for the nine months ended February 28, 2007 to $353,934 from $208,301 for the nine months ended February 28, 2006, an increase of $145,633 largely as a result of the inclusion of Keytronics, Inc. and the National Hybrid Group results in fiscal 2007.

Office salaries increased to $336,599 for the nine months ended February 28, 2007 from $183,189 an increase of $153,410 due largely to the inclusion of Keytronics, Inc. and the National Hybrid Group results in fiscal 2007.

Depreciation and amortization decreased for the nine months ended February 28, 2007 in the amount of $69,406 to $181,270.

Consulting expenses increased to $441,280 for the nine months ended February 28, 2007 from $72,282 for the nine months ended February 28, 2006 due to stock option expense amortized on stock options granted to consultants and consulting fees related to the development of a nanotechnology infrastructure.

Research and Development Expenses

Research and development increased to $113,174 for the nine months ended February 28, 2007 (2006 – $0).

Operating Income (Loss)

API posted an operating loss for the nine months ended February 28, 2007 of $1,395,566 compared to operating income of $577,977 for the nine months ended February 28, 2006. The decrease in operating income is attributed to non-cash stock-based compensation expense of $1,225,644 and to lower sales volumes at API Electronics Inc. and TM Systems II and the inclusion of Keytronics operating loss in fiscal 2007. In addition, an increase in cost of goods sold at Filtran Group due to a power supply product launch and temporary operational inefficiency in the manufacturing of electronic filters that affected the first nine months of the fiscal year. Operational results were offset by a decrease in non-cash stock-based compensation expense of $416,163.

Other Income And Expense

Other income was $316,704 for the nine months ended February 28, 2007 compared to other income of $15,000 for the nine months ended February 28, 2006.

Foreign currency translation gains increased from a gain of $45,555 in the nine months ended February 28, 2006 to a gain of $293,579 for the nine months ended February 28, 2007.

Income Taxes

The Company and its subsidiaries have non-capital losses of approximately $415,000 to apply against future taxable income. The losses will expire as follows: $28,000 in 2009, $21,000 in 2010, $303,000 in 2011, and $63,000 in 2012.

Net Income (Loss)

The Company incurred a net loss for the nine months ended February 28, 2007 of $806,158 compared to net income of $567,506 for the nine months ended February 28, 2006. The decrease in net income is attributed to lower sales volumes at API Electronics Inc. and TM Systems II, non-cash stock-based compensation expense of $1,225,644, and the inclusion of Keytronics operating loss in fiscal 2007. In addition, an increase in cost of goods sold at Filtran Group due to a power supply product launch and operational inefficiency in the manufacturing of electronic filters that affected the first nine months of the fiscal year. Operational results were offset by a decrease in non-cash stock-based compensation expense of $416,163.

Liquidity and Capital Resources

Nine Months Ended February 28, 2007 compared to the Year Ended May 31, 2006

Liquidity

At February 28, 2007, the Company had cash reserves of $8,034,413 compared to $946,680 at May 31, 2006. The increase is largely due to the issuance of common shares for $6,637,250, net cash of $3,296,383 acquired from the Plan of Arrangement and a loan of $6,000,000 offset by the net cash use of $8,764, 096 for the National Hybrid Group acquisition.

At February 28, 2007, the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory increased 136% from $4,599,616 at May 31, 2006 to $10,844,265 at February 28, 2007. This increase was largely due to the inclusion of the National Hybrid Group inventory of $5,954,330 as a result of its January 24, 2007 acquisition. Accounts receivable increased 56.6% from $1,791,569 at May 31, 2006 to $2,805,150 at February 28, 2007 due to the inclusion of the National Hybrid Group accounts receivable ($1,311,036). Accounts payable increased by $1,395,185 to $3,313,302 at February 28, 2007 from $1,918,117 at May 31, 2006. Included in liabilities is $1,152,414 owed to the Estate of Ben Pace due under the stock purchase agreement.

Long-term debt (current and long-term portion) increased from $545,303 at May 31, 2006 to $6,596,356 at February 28, 2007. The increase is attributed to the $6,000,000 borrowed from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. used to fund the acquisition of the National Hybrid Group.

Total assets increased to $32,383,727 at February 28, 2007 from $14,106,302 at May 31, 2006. The increase resulted primarily from the Plan of Arrangement and the acquisition of the National Hybrid Group.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $863,491 for the nine months ended February 28, 2007 compared to $657,778 for the nine months ended February 28, 2006. Cash from operating activities increased by $205,713 mainly as a result of the net loss for the nine month period ending February 28, 2007 of $806,158 which included non-cash expenses of $1,225,644 and a change in operating assets and liabilities which utilized cash in the amount of $213,773.

Investing activities for the nine months ended February 28, 2007 consisted of the purchase of capital assets of $313,360 and included the use of net cash proceeds of $8,764,096 for the National Hybrid Group acquisition (2006 - $105,883), the purchase of marketable securities of $0 (2006 - $86,288) and proceeds from the sale of marketable securities $0 (2006 -$484,060).

Financing activities included the net cash proceeds from the Plan of Arrangement, net of transaction costs of $3,281,082 (2006 – $0). In addition for the nine months ended February 28, 2007 financing activities included the issuance of common stock with proceeds of $6,637,250 (2006 – $1,000,000), the purchase and retirement of common stock of $57,000 (2006 - $1,497,566), bank indebtedness advances, net of repayments, of $57,923 (2006 – $121,836) and net proceeds from long-term debt of $6,051,053 (2006 - $0).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At February 28, 2007, API Electronics had borrowed $400,147 (May 31, 2006—$340,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2007.

The Company’s subsidiary Filtran Limited has a line of credit of $861,000 (Cdn$1,000,000). At February 28, 2007, Filtran Limited had borrowed $34,444 (May 31, 2006—$172,367). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2007.

The Company’s subsidiary Keytronics has a working capital line of credit of $125,000. At February 28, 2007, Keytronics borrowed $20,000 against this line. This credit is secured by all Keytronics’ assets pursuant to a general security agreement. This line charges prime plus 1 % for borrowings.

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

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics, TM II, the Filtran Group, Keytronics and the National Hybrid Group. All significant inter-company transactions and balances are eliminated in consolidation.

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

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such deferred tax assets will not be realized.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered (See Contract Revenue and Non-Contract Revenue above.)

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

Foreign Currency Translation and Transactions

Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates, which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive income (loss) component of stockholders’ equity. Gains and loses from foreign currency transactions are recognized in the consolidated statements of operations.

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

Effects of Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS No. 158), which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after February 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In June 2006, the FASB has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

Off-Balance Sheet Arrangements

During 2006 and 2007, the Company did not use off-balance sheet arrangements.

Share Capital

As of February 28, 2007 there were 55,970,372 common shares of API Nanotronics Corp. or equivalents issued and outstanding, no warrants outstanding and exercisable, and 6,725,000 stock options outstanding at exercise prices ranging from $.464 to $2.06 with remaining average contractual lives of 4.71 years.

During the nine month period ended February 28, 2007, the Company accepted subscriptions for 3,705,270 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $1.85 per share. The Company received gross proceeds of $6,577,250 for such shares and a subscription receivable of $277,500. As of the balance sheet date the Company had not received the minimum required for the closing of the private placement. Therefore, shares towards the subscription receivable were not issued and were not considered for the purpose of calculations of earnings per share.

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

(b)	Changes in Internal Controls over Financial Reporting

During the first nine months of the fiscal year ending May 31, 2007, which nine month period ended February 28, 2007, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 27, 2006 the Board of Directors of the Company approved the grant of 500,000 options with an exercise price of $2.00 per option to employees of the Company.

See also the Company’s Current Reports on Form 8-K.

ITEM 6.	EXHIBIT AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated February 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006).

3.5	By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

3.6	Audit Committee Charter (incorporated by reference from the Company’s Form 10-QSB/A (Amended) filed on April 22, 2003).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.7	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.8	Share Capital and Other Provisions included in the Articles of Incorporation of RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.9	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

10.11	Stock Purchase Agreement, dated January 24, 2007, among the Company, the Estate of Benedict Pace, National Hybrid, Inc. and Pace Technologies, Inc. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

10.12	Promissory Note of API Nanotronics Corp., in the principal amount of $6,000,000, dated as of January 24, 2007, in favor of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

10.13	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed on February 15, 2007)

14.1	Code of Ethics (incorporated by reference from the Company’s Definitive Proxy Statement filed on April 19, 2004).

14.2	Code of Ethics for Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on March 10, 2006).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.3	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

16.4	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: April 16, 2007	By:	/s/ Phillip DeZwirek
Phillip DeZwirek Chief Executive Officer, Chairman and Treasurer