Form 10KSB
period 2007-05-31
API Nanotronics Corp.
filed 2007-08-22
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2007

☐	TRANSACTION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from             to

Commission file number 0-29429

API NANOTRONICS CORP.

(Name of Small Business Issuer in its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 University Avenue, Suite 1400 Toronto, Ontario Canada	M5G 1X3
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number	416-593-6543

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

    Yes  ☐    No   ☒

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year:        $20,532,010

State the aggregate market value of the voting stock and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days: $60,949,775 (based on the closing price for our common stock on August 14, 2007).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 15, 2007, the Company had 72,511,002 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 19, 2007 are incorporated by reference into Part III. The Exhibit Index incorporates several documents by reference as indicated therein. Exhibits incorporated by reference are referred to under Part III.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” and elsewhere in this document and in our other filings with the SEC.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

Historical Overview of the Company

We were incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. We have not been in bankruptcy, receivership or similar proceedings since our inception. On November 6, 2006, in a business combination that occurred under Ontario law, we combined with API Electronics Group Corp., an Ontario corporation (“API”), and API became our wholly-owned indirect subsidiary (the “Business Combination”). This Business Combination was accomplished by our forming an Ontario subsidiary, RVI Sub, Inc. and now known as API Nanotronics Sub, Inc., which we refer to as Nanotronics Sub. API became a wholly-owned subsidiary of Nanotronics Sub pursuant to a Plan of Arrangement approved by the Ontario Superior Court of Justice. The holders of common shares of API were given the right to receive either ten shares of our common stock, or if the shareholder elected and was a Canadian taxpayer, ten shares Exchangeable Shares of Nanotronics Sub. Each Exchangeable Share of Nanotronics Sub is exchangeable at the option of the holder into one share of our common stock at any time during a ten-year period commencing November 6, 2006.

As a result of the Business Combination, our management and the management of Nanotronics Sub became the same as the management of API and the members of the Board of Directors of API then constituted a majority of the members of our Board of Directors and the Board of Directors of Nanotronics Sub. In connection with the Business Combination we changed our name to “API Nanotronics Corp.”

As a result of the Business Combination with API, we are engaged in the manufacture of electronic components and systems for the defense and communications industries. Our operations are conducted through our subsidiaries. We have eleven subsidiaries: (1) Nanotronics Sub, which holds the stock of API, (2) API, which holds the stock of certain of our operating companies, (3) Rubincon Holdings, which was incorporated to facilitate the exchange of Exchangeable Shares, (4) API Electronics, Inc., which is a designer and manufacturer of critical elements for advanced military, industrial, commercial, automotive and medical applications; (5) Filtran Group, consisting of Filtran Limited and Filtran Inc. and which is a designer and supplier of electronic components to major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation; (6) TM Systems II Inc., which supplies the defense sector with naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment, as well as aircraft ground support equipment; (7) Keytronics, Inc., which is a designer and manufacturer of electronic components of major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation; (8) National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc., and is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuits for the military/aerospace market and the industrial process control market; and (9) API Nanofabrication and Research Corporation, which holds the assets we purchased from NanoOpto Corporation, including a clean room suitable for nanotechnology manufacture and research.

We have operations in the U.S. in New York, New Jersey and Florida and in Canada in Ontario. After the Business Combination we moved our executive offices to the executive offices of API in Toronto, Ontario. Our operating subsidiaries are located in Endicott, New York, Hauppauge, New York, Ogdensburg, New York, Ronkonkoma, New York, Islip, New York, Somerset, New Jersey, Largo, Florida and Ottawa, Ontario. The operation in New Jersey was related to the NanoOpto acquisition on July 19, 2007. The mailing address and telephone number for our executive offices are: 505 University Avenue, Suite 1400, Toronto, Ontario, Canada M5G 1X3. The telephone numbers of our registered office and principal place of business in Ontario, Canada are (416) 593-6543 and (800) 606-2326.

Accounting Treatment of the Business Combination

For accounting purposes the acquisition of API by us when we were known as Rubincon Ventures, Inc. (“Rubincon”) was considered a reverse acquisition, an acquisition transaction where the acquired company, API, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by API rather than a purchase of API by Rubincon was because we were then a shell company and the management team of API is now our management team. As reported in the Form 10-QSB for the quarter ended October 31, 2006, (the final quarterly filing requirement for Rubincon under its prior year end of January 31, 2006), Rubincon had cash of approximately $4,200,000, other assets of approximately $117,000 and liabilities of approximately $187,000.

In conjunction with this reverse acquisition, we changed our year-end from January 31 to May 31, the fiscal year-end of API. Our assets, liabilities and equity continue to be that of the operating company in the Business Combination, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Rubincon, now known as API Nanotronics Corp., including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10 for 1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the plan of arrangement.

Rubincon’s Activities Prior to the Business Combination

Prior to the completion of the Business Combination we were a shell company. We had no subsidiaries and no affiliated companies, other than the Ontario subsidiaries that we established solely for the purpose of the Business Combination. Prior to the Business Combination, we had no operations other than discontinued mining operations and our assets consisted of cash and cash equivalents. Our business plan consisted of seeking an acquisition or business combination with an operating company. We accomplished that objective through the Business Combination with API.

From inception through December 2005, we were engaged in the exploration of mineral properties. Originally we acquired the mineral rights to a claim, called “Rubincon”, located in the Zeballos mining area of British Columbia but due to the terrain of the claim, management decided to allow the claim to lapse on February 28, 2002 and no longer has any interest in the property.

Our shares were qualified and first quoted on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”) in November 2005. There was only one trade in November, 2005 and our common stock did not start trading after that until March 2006. Effective November 7, 2006 we have changed the symbol for our common stock to APIO from RBCV.

History of API

Nanotronics Sub, a Canadian subsidiary was incorporated solely for the purpose of affecting the Business Combination. It has no operations. Nanotronics Sub is an Ontario corporation and operates under the Business Corporations Act (Ontario). API is a wholly-owned subsidiary of Nanotronics Sub.

API was incorporated in the Province of Ontario, Canada on May 14, 1985 under the name Shediac Bay Resources. From the time of API’s incorporation on May 14, 1985 until June 6, 2000, API was in the business of locating, acquiring, exploring, and, if warranted, developing and exploiting, mineral properties. On July 25, 2000, API changed its name from Opus Minerals Inc. to InvestorLinks.com Inc. From June 6, 2001 through August 31, 2001, API’s primary business was that of a financial resource and directory portal provider on the Internet through its website www.InvestorLinks.com. That business was effectively closed down prior to the end of the fiscal year ending April 30, 2001 and the assets of that business were sold during the fiscal year ending May 31, 2002. In September, 2001 API acquired API Electronics in a reverse acquisition and commenced to engage in the basis of API Electronics, the manufacture and distribution of semiconductors and microcircuits for military, aerospace and commercial applications.

On September 10, 2001, API’s common shares began trading on the OTCBB under the symbol “APIEF.” API’s trading symbol on the OTCBB was changed to AEGCF in connection with the September 15, 2004 one (1) for ten (10) common share consolidation. In connection with the Business Combination, API’s common shares ceased to trade.

Effective May 31, 2002, API acquired the 100% of the shares of the Filtran Group of companies. The Filtran Group of companies included Filtran Limited, Filtran Inc., Canadian Dataplex Ltd. and Tactron Communications (Canada) Limited. Canadian Dataplex Ltd., Filtran Limited and Tactron Communications (Canada) Limited were amalgamated under the name Filtran Limited under the Business Corporations Act (Ontario) as of June 1, 2003. The Filtran Group of companies is a manufacturer of electronic components, particularly inductors, filters and transformers, for customers in the communications, computer, instrumentation and process control industries, with manufacturing facilities in the United States and Canada.

Effective February 6, 2003, API through its wholly-owned subsidiary TM Systems II, acquired the assets of TM Systems, Inc. The assets purchased by TM Systems include inventory, equipment, work-in-progress, contracts, orders, files, ledgers and furniture. TM Systems also assumed lease obligations for two separate premises which are manufacturing facilities located in Albertson, New York and Bridgeport, Connecticut from TM Systems, Inc. We no longer lease the facility in Albertson, New York or Bridgeport, Connecticut. TM Systems now operates out of the facilities of API Electronics in Hauppauge, New York and of Keytronics in Endicott, New York. TM Systems is a manufacturer of naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment, and aircraft ground control equipment.

Effective March 23, 2004, API acquired the assets of Islip Transformer & Metal Co., Inc., a supplier of critical systems and components to the U.S. Department of Defense. The assets acquired included certain Department of Defense contracts, the seller’s CAGE code, the right to use the seller’s name, all test fixtures, test equipment, plans, specifications and files relating to previous contracts performed, inventory and equipment.

API changed its name from API Electronics Group Inc. to API Electronics Group Corp. on September 15, 2004 in connection with the one (1) for ten (10) Common share consolidation.

Effective August 29, 2005, API acquired certain assets of Sensonics, Inc. Sensonics is a designer and manufacturer of electronic circuits and aircraft instrumentation.

Effective April 28, 2006, API purchased 100% of Keytronics Inc.’s shares. Keytronics is a design and manufacturing company of electrical components and equipment, specifically transformers, chokes, inductors, reactors, power supplies, power converters, battery charges and rope cutters.

Effective November 6, 2006, API was acquired by Rubincon Ventures Inc. in the Business Combination discussed above. In that transaction API became a wholly-owned indirect subsidiary of API Nanotronics Corp., the name that Rubincon Ventures Inc. adopted in connection with the Business Combination. The combined companies continued to engage in the historic business of API.

The acquisition of API and the purchases of the Filtran Group of companies and the assets of TM Systems was funded by API’s predecessor and API primarily from the private sale of securities. The acquisition of certain assets of Sensonics was funded by an earn-out provision in the acquisition agreement. The acquisition of the stock of Keytronics was funded out of API’s working capital.

History of the Combined Companies

Following the consummation of the Business Combination, the Company acquired on January 25, 2007 the stock of the National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. National Hybrid Group is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuits for the military/aerospace market and the industrial process control market.

The acquisition of the National Hybrid Group companies was funded with cash received from Rubincon Ventures Inc. as part of the Business Combination and from a loan by a related party.

Effective July 19, 2007, the Company acquired substantially all the assets of NanoOpto Corporation and in connection with such acquisition obtained a 62 month lease with two five year options on space in Somerset, New Jersey, containing a clean room facility suitable for nanotechnology manufacture and research. The acquisition of the assets of NanoOpto Corporation was funded with a loan by a related party.

The Company will continue to integrate these recent acquisitions.

The Company’s Nanotechnology Initiative

The Company derives the majority of its revenues from the US defense industry including six of the top ten US defense contractors and the US government. These customers are investing heavily in next generation technologies including nanotechnology. In order to facilitate next generation product introductions to serve its customers needs, the Company is creating the capability for research and development and manufacture of products based on nanotechnology and micro-electromechanical (MEMS) systems. The Company already possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication, mainly acquired as part of the purchase of National Hybrid and the assets of NanoOpto Corporation.

Some of these instruments are also located at the Company’s API Electronics subsidiary. In addition to such equipment, the Company, in connection with the acquisition of the NanoOpto Corporation assets, entered into a lease for a facility that included a clean room of the appropriate class for nanotechnology and MEMS research and fabrication.

Among the Company’s early target products using these advanced fabrication technologies will be thin film-based electronics of exceptional precision fabricated through nano-deposition and trimming technologies and sensors based on electronic transduction in nanosystems and on the optical and photonic properties of nanostructures. In addition to the goal of using nanotechnology and MEMS in product manufacture, the Company is also committed to enlarging its portfolio of intellectual property in the field of nanotechnology and MEMS through research and development in its own facilities and by partnering with clients and government agencies and other partners on projects that would use facilities elsewhere.

The Company has hired Dr. Martin Moskovits as its Chief Technology Officer to help lead its nanotechnology initiative. Prior to joining the Company, Dr. Moskovits was the Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara and the Professor of Physical Chemistry in the Department of Chemistry and Biochemistry. Additionally, Dr. Moskovits has extensive research experience in the areas of the chemistry and fabrication of materials, nanoparticles and nanostructures. Dr. Moskovits is the president and a director of the Company’s API Nanofabrication and Research Corporation subsidiary, which contains the assets acquired from NanoOpto Corporation.

We continue to seek additional acquisitions in the nanotechnology industry. To this end, Dr. Moskovits continues to seek to identify nanotechnology acquisitions for us.

Financial Information About Segments

(a) The Company’s operations are conducted in two reportable segments which are distinguished by geographic location in Canada and United States. Both segments design and manufacture electronic components. Inter-segment sales are recorded at market value.

Year Ended May 31, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,071,579	$14,460,431	$—	$—	$20,532,010
Inter-segment sales	8,216	389,477		(397,693)	—

Total revenue	6,079,795	14,849,908	—	(397,693)	20,532,010

Income before expenses below:	156,401	587,220	—	—	743,621
Corporate head office expenses	—	—	1,269,316	—	1,269,316
Depreciation and amortization	250,829	871,670	9,666	—	1,132,165
Other expense (income)	(136,105)	(3,315)	(112,711)	—	(252,131)
Income tax expense (benefit)	—	75,774	(528,000)	—	(452,226)

Net income (loss)	$41,677	$(356,909)	$(638,271)	$—	$(953,503)

Segment assets	$3,907,422	$15,131,006	$8,308,332	$—	$27,346,760
Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$38,576	$473,472	$—	$—	$512,088

Year Ended May 31, 2006	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,613,699	$9,020,394	$—	$—	$15,634,093
Inter-segment sales	—	365,360	—	(365,360)	—

Total revenue	6,613,699	9,385,754	—	(365,360)	15,634,093

Income before expenses:	1,455,051	822,380	—	—	2,277,431
Corporate head office expenses	—	—	598,186	—	598,186
Depreciation and amortization	83,426	552,619	168,359	—	804,404
Other expense (income)	152,311	39,890	(139,436)	—	52,765
Income tax expense (benefit)	(7,706)	25,062	88,122	—	105,478

Net income (loss)	$1,227,020	$204,809	$(715,231)	$—	$716,598

Segment assets	$4,769,319	$8,795,638	$541,345	$—	$14,106,302
Goodwill included in assets	$1,137,166	$—	$—	$—	$1,137,166
Capital expenditures	$52,728	$86,593	$—	$—	$139,321

b) Major Customer

	2007	2006
Revenue
U.S. Department of Defense	10%	25%
U.S. Department of Defense subcontractors	67%	40%

Geographical Revenue	2007	2006
United States	$17,425,819	$12,199,898
Canada	911,988	1,104,713
United Kingdom	1,386,113	1,712,629
All Other	808,090	616,853

Total	$20,532,010	$15,634,093

Business Overview—API Electronics, Inc., the Filtran Group of Companies, TM Systems, Keytronics and National Hybrid Group

API Electronics, Inc. (“API Electronics”)—Operations, Activities and Products

API Electronics manufactures niche specialty products that major semiconductor manufacturers no longer produce or do not plan on producing in the future. API Electronics has focused on the discontinued parts niche of the electronic component industry since its formation approximately 27 years ago. In support of API Electronics’ goals and objectives, API Electronics has focused on maximizing the potential of the various products for which it has become the sole source supplier. Through the implementation of engineering process controls and total quality management principles, API Electronics has achieved manufacturing efficiencies and effectiveness via specialization and concentration on these niche products.

API Electronics’ reputation is that of a preferred supplier of custom replacement parts for critical, fixed-design systems. Such niche products include Varactor tuning diodes, specialty suppressor diodes for the relay market, and custom microelectronic hybrid circuits designed, built and tested to customer specifications. API Electronics also manufactures power and small-signal transistors, silicon rectifiers, zener diodes, high-voltage diodes, and resistor/capacitor networks. All microelectronic products are manufactured using semiconductor, hybrid, and surface-mount technologies or a combination. All methods and processes are controlled and monitored by API Electronics’ Quality Assurance programs.

Applications for API Electronics’ semiconductor products include: Telecommunications, Aerospace, Military Defense Systems, Automated Test Equipment, Computing Equipment, Medical Equipment, Robotics, Instrumentation and Automotive Systems. API Electronics currently serves a broad group of customers with products and services falling into four main categories: Hybrid Circuit, Power and Small-Signal Transistor, Varactor Tuning Diode and Value-Added Distribution. API Electronics’ products facilitate the power supply in end products such as missiles, the space shuttle, F-15 and F-16 fighter planes and B-1 bombers.

API Electronics’ principal markets consisted of the government and military markets approximately 77% and 65% of revenues respectively for 2007 and 2006, telecom, laboratory and commercial equipment, and other replacement parts approximately 23% and 43% of revenues respectively during the fiscal year ended May 31, 2007 and 2006. API Electronics’ major customers include government agencies, Departments of Defense, and large military contractors such as Honeywell, BAE Systems Controls, Deutch Relays, Litton Systems and Lockheed-Martin. Other customers include Raytheon, Northrop Grumman Litton, Alcatel, Thales, Leitch, Ball Aerospace and the Defense Electronic Supply Center.

API Electronics has instituted a cost-effective sales and marketing program. Catalogs, brochures, line cards, and product lists are augmented by its website describing API Electronics and its capabilities. API Electronics seeks to improve its product sales in overseas markets through an increased emphasis on that part of its domestic direct sales force and improved communication with overseas sales representatives and distributors.

Principal Markets in which API Electronics Competes

API Electronics’ customers are located primarily in the United States. The United States, United Kingdom and Canada are the markets in which API Electronics competes.

The geographical breakdown of revenue for API Electronics (where its customers are located) for the years ended May 31, 2007 and 2006 is as follows (000’s):

	2007 Revenues	% of Revenues	2006 Revenues	% of Revenues
United States	$3,921	91%	$5,221	95%
Canada	53	1%	115	2%
United Kingdom	314	7%	172	3%

Total	$4,288	100%	$5,508	100%

Major Customers

US Military	US

Deutsch Relays	US

Curtis Wright Controls	US

Leach International	US

Testime Technology Limited	UK

New Products

API introduced a programmable time delay assembly for time delay relays. This factory programmable time delay assembly is mounted on a ceramic substrate, designed to provide time delays for 28V DC relays. This assembly utilizes surface mount components and thick film technology, making it an inexpensive alternative to other timers using hybrid or chip-on-board assemblies.

Seasonality

API Electronics’ revenues and business are not, in general, seasonal.

Raw Materials

Raw materials required by API Electronics’ business consist primarily of silicon wafers. A broad market for silicon wafers exists worldwide, and the prices of silicon wafers have not historically been volatile.

Marketing Channels

API Electronics’ marketing channels consist primarily of the use of an in-house sales manager with a sales staff of two persons, and regional agents who act as independent contractors to API Electronics. API Electronics does not use any special sales methods such as installment sales.

Dependence on Patents, Licenses, Contracts and Processes

API Electronics is not dependent on patents, licenses, industrial contracts, commercial contracts, financial contracts, or new manufacturing processes in such a manner that such dependence would be material to API Electronics’ business or profitability.

Material Effects of Government Regulations

Except as noted below, government regulations of the United States and the State of New York related to environmental compliance, labor conditions, and government contracting are typical in API Electronics’ industry and do not have a material effect on API Electronics’ business. During the fiscal year ended May 31, 2003, API Electronics received certification that it is ISO 9001:2000. API Electronics believes it is also complaint under 9100:2001 but has not yet received certification. API Electronics has obtained certification under MIL-PRF-19500 (QML-19500) and is the process of obtaining MIL-PRF-38534 (QML-38534) certification. API Electronics is listed as a Qualified Source of Supply to the United States Defense Electronics Supply Centers (“DESC’s”). The United States Department of Defense regulates certification and qualification requirements of the DESC’s, while ISO certifications are granted by independent organizations. ISO certifications are recognized on a worldwide basis.

Backlog of Orders

API Electronics’ backlog as of May 31, 2007 was $2,150,180. API Electronics’ backlog as of May 31, 2006 was $3,156,932.

National Hybrid Group of Companies—Operations, Activities and Products

National Hybrid, Inc. (NHI) was founded in 1974 to respond to the military/aerospace market’s critical and growing need for reliable, high-performance microcircuits. In 1999 Pace Technology, Inc. (Pace) opened. Pace, a related company of National Hybrid, possesses a state of the art automated low-cost production facility (together NHI and Pace are referred to as National Hybrid Group). National Hybrid Group has maintained a focus on designing and manufacturing increasingly complex, cost-effective, high-reliability microcircuits such as 1553 data bus products, solid state power controllers, opto-couplers, high-density multi-chip modules and custom hybrid-microcircuits. National Hybrid Group has identified and developed products for niche opportunities in the industrial / process control market. In support of its goals and objectives National Hybrid Group continues to develop products that maximize its potential as a sole source supplier in the military/aerospace market.

National Hybrid Group’s expertise includes analog and digital designs as well as application specific integrated circuits and gate-array implementations. Extensive in-house simulation, prototype testing and analysis facilities allow National Hybrid Group to develop products for both standard and custom applications with heightened reliability.

National Hybrid Group leads the avionics industry in key military communications technologies and manufacturers state of the art components. National Hybrid Group has developed the world’s smallest complete Mil-Std-1553 communications terminal. National Hybrid Group has recently introduced COTS (commercial off the shelf) circuit board implementations that allow customers to bring their products to market in a more timely fashion with a minimum of hardware design.

National Hybrid Group’s products are designed into the most advanced airborne platforms worldwide, including the C-17 Globemaster III and C-130J Hercules aircraft, AH-64 Apache helicopter, F-15, F-16, F-18, F-22, and EF2000 fighter aircraft programs, among others.

National Hybrid Group is headquartered in a 20,000 sq. ft. facility in Ronkonkoma, New York, adjacent to the Long Island MacArthur Airport. National Hybrid Group’s hybrid microcircuit manufacturing capabilities in Ronkonkoma, New York are state of the art. National Hybrid’s Islip, New York facility will be used for warehousing and manufacturing. The 13,500 sq. ft. Pace Technology facility located in Largo, Florida is an automated high volume production plant that augments the production capability of the New York facilities. Advanced statistical engineering processes and analyses are employed by National Hybrid Group in the production process to optimize test times, improve reliability of components and production yield.

National Hybrid Group has clean room and comprehensive test facilities with full environmental screening capabilities. The stringent requirements of military and aerospace quality have been certified by the applicable agencies. Teams routinely perform design reviews, self-audits, and comprehensive error analyses at National Hybrid Group plants to insure high quality.

National Hybrid Group has been recognized by many customers as a key supplier. Rockwell Collins named NHI a top preferred supplier for both 2005 and 2006. In 2006 NHI was recognized as Commodity Supplier of the Year by Rockwell Collins.

National Hybrid Group’s principal markets consist of the government and military as well as commercial aerospace and industrial controls. During the year ended May 31, 2007 National Hybrid Group customers included Raytheon, Boeing, Lockheed Martin, BAE, Honeywell and Rockwell Collins. The focus of National Hybrid Group’s growth strategy is to continue to develop cost-effective products to meet the needs of these and other key customers for high performance micro-circuits.

National Hybrid Group has implemented a sales and marketing program. National Hybrid Group has an in-house sales staff of three. Catalogs, brochures and data sheets are supplemented by the website describing National Hybrid Group, its products and capabilities. National Hybrid Group seeks to improve its product sales in overseas markets through the increased emphasis on sales management and improved communication with overseas sales representatives and distributors.

Principal Markets in which National Hybrid Group Competes

National Hybrid Group’s customers are located primarily in the United States. The Mil-Std-1553 micro-circuit products are sold worldwide to a large customer base.

The geographical breakdown of revenue since the acquisition date of January 24, 2007 for National Hybrid Group (where its customers are located) for the year ended May 31, 2007 is as follows (000’s):

United States	$3,701	86.1%
Europe	286	6.6%
Other	316	7.3%

Total	$4,303	100%

Major Customers

BAE Systems	US/UK

Rockwell Collins	US

Eltech Electronics	US

Trident International	US

The volume of business provided by these customers equal approximately 50% of total sales. No single customer represents more than 25% of total sales.

New Products

Since the acquisition of National Hybrid Group on January 24, 2007, National Hybrid Group completed the development of a low voltage transmitter/receiver chip for the military market that will be packaged for both surface mount and thru-hole technology. In addition National Hybrid Group completed and introduced a plastic ball grid array (PBGA) complete Mil-Std-1553 terminal that is the smallest and most cost effective in the world. A commercial off the shelf (COTS) Mil-Std-1553 PMC (PCI Mezzanine Card) was completed and introduced to compete in the computer circuit board market.

Seasonality

National Hybrid Group’s revenues and business are not, in general, seasonal.

Raw Materials

Raw materials required by National Hybrid Group’s business consist of primarily silicon wafers and ceramic packages. A broad market for both these commodities exists worldwide, and the prices have not been historically volatile.

Marketing Channels

National Hybrid Group sells its products worldwide. Marketing channels consist primarily of the use of National Hybrid Group sales and marketing personnel both in the US and Europe. Independent sales representatives are utilized to work closely with customers at the point of sale.

Dependence on Patents, Licenses, Contracts and Process

National Hybrid Group is not dependent on patents, licenses, industrial contracts, financial contracts, or new manufacturing processes in such a manner that such dependence would be material to its business or profitability. However, National Hybrid Group does patent features of certain of the products it develops.

Research and Development

New product research and development at National Hybrid Group relates to four main areas: (1) Application Specific Integrated Circuits (ASICS) used in our MIL-STD-1553/1760 communications products; (2) Plastic Packages for 1553/1760 terminals; (3) Plastic Packages for 1553/1760 Transceivers; and (4) Hermetically Sealed Optical Couplers for use in harsh environments. Such research and development is primarily engaged in when a customer has requested a product from National Hybrid Group which National Hybrid Group does not then manufacture. Such new products are generally of the same type as products that National Hybrid Group has produced in the past.

Material Effects of Government Regulations

Except as noted below, government regulations of the United States and the States of New York and Florida related to environmental compliance, labor conditions, and government contracting are typical in National Hybrid Group’s industry and do not have a material effect on National Hybrid Group’s business.

National Hybrid’s quality system has been audited and its ISO 9001 (2000) certification has been renewed effective November 1, 2006. ISO certifications are granted by independent auditing organizations such as Underwriters Laboratories. ISO certifications are recognized on a worldwide basis.

National Hybrid have been audited by the United States Department of Defense and certified to MIL-PRF-38534. This certification is required to supply the highest reliability level microcircuits to the military market. National Hybrid is listed as a qualified Source of Supply to the United States Defense Electronics Supply Centers (“DESC’s”).

Backlog of Orders

National Hybrid Group’s backlog as of May 31, 2007 was $5,333,271.

Filtran Group of Companies—Operations, Activities and Products

API acquired 100% of the stock of the Filtran Group of companies as of May 31, 2002. The companies included in the group were Filtran, Inc., Canadian Dataplex Ltd., Tactron Communications (Canada) Inc. and Filtran Limited. Canadian Dataplex Ltd., Tactran Communications (Canada ) Inc. and Filtran Limited were amalgamated under the name Filtran Limited as of June 1, 2003.

Filtran Limited was incorporated in 1969 to manufacture filters and transformers. Filters are frequency selective networks, usually consisting of a combination of capacitors and inductors or transformers. Widely used in telegraphy and telex networks that worked on the principle of frequency division multiplexing, these analog techniques devices have been superseded by digital transmission methods.

Approximately 26 years ago Filtran Inc. established itself in the US, initially in eastern Florida but relocated in Ogdensburg, N.Y., which is a one-hour drive from Ottawa. Filtran Limited located in Ottawa does the engineering, purchasing, and marketing and provides the overall administration for Filtran Inc. as well as manufacturing of all products for Canadian and European customers. Filtran Inc. is strictly a manufacturing facility for US customers.

Manufacturers of military, aerospace electronics, telecommunications equipment, computers and computer peripherals, process control equipment, power supplies, test equipment, medical devices and similar products use these products. The power rating of these specialty transformers ranges from microwatts in signal transformers to 2,000W – 3,000W for laminated power transformers. Filtran Group does not make the larger transformers of the type used in power distribution networks to cities, businesses or private homes.

Many changes have been made to Filtran Group’s product lines over the years. As linear power supplies have been superseded, in most instances, by switched mode designs, Filtran Group has developed a range of ferrite based transformers and inductors for high frequency applications and all the commonly used topologies. Similarly, signal transformers have become smaller and the pulse rate for most digital telecommunications systems has increased dramatically. Many newer products use a number of toroidal transformers or inductors in a miniature flat pack case. The Filtran Group’s products facilitate the power supply in end products such as army field radios and various types of telecommunications equipment.

Filtran was the first transformer manufacturer in Canada to produce surface mount devices (SMD’s). Millions of these are in use all over the world. Because of the coplanarity requirements of SMD’s Filtran has invested in automatic equipment to solder these under a blanket of dry nitrogen.

The main demand today for the Filtran Group’s products comes from military, aerospace, telecom, audio, video, voice / data, and transportation OEM’s. Filtran produces a wide variety of magnetic components over 85% of which are custom designed (build to print) for specific customer applications. Filtran has invested heavily in upgrading its engineering, quality control/test and manufacturing processes to support these markets and is now poised to grow significantly in the coming years.

Filtran Limited and Filtran Inc. have always been custom manufacturers, both building the product to the customer’s print or designing and then building to its specifications. The products include transformers of all kinds from small signal types to large laminated units weighing 50 lb. or more.

About 10 years ago, as part of its long-term growth plan, Filtran Limited acquired a local company called Canadian Dataplex Ltd., which was established 26 years ago. Canadian Dataplex Ltd. had engineering skills in the design and manufacturing of custom power supplies, which have now been integrated into the Filtran Group.

Filtran Group is ISO 9001-2000 certified, which enables it to design, manufacture and sell electronic components with the ISO 9001-2000 designation. This certification recognizes the product under one of the highest measure of quality standards for electronic components. This certification is an international measure and applies to products world-wide.

Filtran Group builds a wide variety of inductors (chokes) from small signal units up to heavy laminated devices. Filtran also designs and manufactures filters for use by others. Some of these operate at frequencies into the GHz region while others block the ripple from diesel generators delivering several hundred amps at frequencies of a few hundred Hz. Most filters are passive; i.e. they are formed by arrays of inductors and capacitors.

Principal Markets in which the Filtran Group Competes

Filtran’s customers are located primarily in the United States, the United Kingdom and Canada; however, it sells a limited amount of products to customers in a number of other countries.

The geographical breakdown of revenues for the Filtran Group for the yeas ended May 31, 2007 and 2006 is as follows (000’s):

	2007 Revenues	% of Revenues	2006 Revenues	% of Revenues
United States	$5,634	73%	$4,576	60%
Canada	859	11%	915	12%
United Kingdom	975	13%	1,525	20%
All Other	297	3%	610	8%

Total	$7,765	100%	$7,626	100%

There are three major markets for Filtran’s products—military and defense, telecommunications companies and high-end equipment manufacturers.

The breakdown of revenues for the Filtran Group for the year ended May 31, 2007 by industry of end users is as follows (000’s):

	2007	%	2006	%
High-end Equipment Manufacturers	$2,101	27%	$1,602	21%
Telecommunications Companies	495	6%	534	7%
Military and Defense	5,169	67%	5,490	72%

Total	$7,765	100%	$7,626	100%

Major Customers

Harris Corporation, R.F. Communications Division	US

TT EMS	US & UK

Ameritherm	US

Alstom Signaling	US & Brazil

Jabil Circuit	US

General Dynamics	UK & Canada

Whirlwind	US

The volume of business provided to the Filtran Group by these customers equals about 80% of total sales. No single customer represents more than 50% of total sales.

For the fiscal years ended May 31, 2007 and 2006 Harris Corporation represented approximately 47.6% and 47% respectively, of total Filtran’s sales and also represented 18.0% and 24.9%, respectively, of our consolidated sales.

New Products

Due to the custom and proprietary nature of Filtran Group’s products, Filtran Group has not introduced any significant new products or services in the past twelve months.

Seasonality

The revenues and business of the Filtran Group are not, in general, seasonal.

Raw Materials

The primary raw materials required by Filtran Group’s business consist of cores, bobbins, wire, lamination, tapes (polyamide, polyfilm, masking, copper, glasscloth, antistatic), epoxy, solder tips, varnish, metal plates, PVC insulation, diodes, and circuit boards. Filtran Group’s purchasing policies require the companies to find alternate sources for materials; however, some materials have a single source supplier due to customer specifications or unique construction requirements. Most of Filtran Group’s raw material suppliers are located in the US. These materials are readily available. The lead time for ordering manufactured materials has decreased to 4 to 6 weeks from up to 24 months during the technology boom of the late 1990s. The prices for these materials are relatively stable.

Marketing Channels

Filtran’s principal markets are the US, United Kingdom and Canada. Filtran also sells products in over 30 European and Asian countries. Filtran primarily sells directly to customers but also uses independent sales representatives and distributors and uses its website as a sales channel. Filtran uses a performance based compensation system for its direct sales force and independent representatives that focus on increasing sales and market share to targeted accounts. Filtran has two internal sales representatives. Filtran does not use any special sales methods such as installment sales.

Dependence on Patents, Licenses, Contracts and Processes

Filtran Group is not dependent on patents, licenses, industrial contracts, commercial contracts financial contracts, or new manufacturing processes in such a manner that such dependence would be material to Filtran Group’s business or profitability.

Material Effects of Government Regulations

Government regulations of the US, the State of New York, the Province of Ontario and Canada related to environmental compliance and labor conditions are typical in Filtran Group’s industry and do not have a material effect on Filtran Group’s business.

Backlog of Orders

Filtran Groups’ backlog as of May 31, 2007 was $5,095,928. Filtran Groups’ backlog as of May 31, 2006 was $4,729,390.

TM Systems—Operations, Activities and Products

TM Systems manufactures highly engineered products and systems for defense and aerospace applications. TM System’s advanced electronic, electromechanical systems and engineered materials are mission-critical, standard equipment on a wide range of military platforms. TM Systems provides equipment and services that are purchased by military contractors for use by many countries, military forces and governments.

TM Systems supplies the defense sector with naval aircraft landing and launching equipment—including Visual Landing Aids (VLA) and the Stabilized Glide Slope Indicator (SGSI)—flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment.

Principal Markets in which TM Systems Competes

TM Systems’ principal market is the military/defense industry. TM Systems acts as a prime contractor or subcontractor to this market and realizes 100% of its sales revenue from this market. Its customers are all US companies, most of which have foreign subsidiaries and divisions. TM Systems sells products to these companies and their foreign subsidiaries and divisions for use in products that are sold in many countries.

TM’s System’s customers are located primarily in the United States; however, it sells a limited amount of products to customers in other countries.

The geographical breakdown of revenues for TM Systems (where the customers are located) for the years ended May 31, 2007 and 2006 is as follows (000’s):

	2007 Revenue	% of Revenues	2006 Revenues	% of Revenues
United States	$2,482	100%	$2,328	98%
Other	7	0%	47	2%

Total	$2,489	100%	$2,375	100%

New Products

TM Systems has not introduced any significant new products or services since the June 1, 2004.

Major Customers

US Military	US

NASSCO (National Steel & Shipbuilders)	US

Jo-Kell Inc.	US

BAE Systems	US

NAWC (Navel, Air, Warfare Center)	US

For the fiscal years ended May 31, 2007 and 2006, NASSCO represented approximately 52% and 43%, respectively, of TM’s sales, and also represented 6% and 7%, respectively, of our consolidated sales.

Seasonality

TM Systems’ revenues and business are not, in general, seasonal.

Raw Materials

TM Systems purchases most of its raw materials on a purchase order basis from a number of vendors. Although TM Systems tries to have alternative supply sources for all necessary materials, some materials and services have a single source supplier. If any subcontractors or vendors are unable to provide these materials in the future, the relationships with TM Systems’ customers could be seriously affected and its revenues, financial condition and cash flows could be severely damaged. Although TM Systems seeks to reduce its dependence on sole and limited source suppliers both for services and for materials, disruption or financial, operational, production or quality assurance difficulties at any of these sources could occur and cause delivery problems.

Market Channels

TM Systems’ marketing channels consist primarily of the use of an in-house sales manager with a one-person sales staff, and regional agents who act as independent contractors to TM Systems. TM Systems does not use any special sales methods such as installment sales.

Dependence on Patents Licenses, Contracts and Processes

TM Systems is not dependent on patents, licenses, industrial contracts, commercial contracts, financial contracts, or new manufacturing processes in such a manner that such dependence would be material to the company’s business or profitability.

Material Effects of Government Regulations

Except as noted below, government regulations of the US and the State of New York related to environmental compliance, labor conditions, and government contracting are typical in TM Systems industry and do not have a material effect on the company’s business. While TM Systems complies with many of the ISO requirements, it is not ISO-9002 certified.

TM Systems sells its products to the military/defense industry, which is subject to the business risks of changes in governmental appropriations (Department of Defense) and changes in national defense policies and priorities. All of TM Systems’ contracts with prime US Government contractors contain customary provisions permitting termination at any time, at the convenience of the US Government or the prime contractors upon payment to TM Systems for costs incurred plus a reasonable profit. If the company experiences significant reductions or delays in procurements of its products by the US Government, or terminations of government contracts or subcontracts, its operating results could be materially and adversely affected. Certain contracts are also subject to price renegotiation in accordance with US Government sole source procurement provisions.

US and international military program sales, follow-on procurement, contract continuance, and future program awards, upgrades and spares support are subject to: US and international military budget constraints and determinations; US congressional and international legislative body discretion; US and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in US and international government procurement timing, strategies and practices; and the general state of world military readiness and deployment.

Backlog of Orders

TM Systems backlog as of May 31, 2007 was $3,371,158. TM Systems backlog as of May 31, 2006 was $2,043,977.

Keytronics, Inc.—Operations, Activities and Products

API acquired 100% of the stock of the Keytronics Inc. on April 28, 2006.

The primary industries served include the military, aerospace electronics, telecommunications equipment, computers and computer peripherals, process control equipment, power supplies, test equipment, medical devices and similar products use these products.

Keytronics designs and manufacturers a wide variety of power transformers, charging chokes, reactors, magnetic amplifiers, pulse transformers (radar and scr), telephone coupling transformers, switching transformers, isolation transformers, ferro resonant transformers, current transformers and saturable reactors.

Keytronics also manufactures electronic equipment, including power supplies, battery chargers, power converters, hot blade rope cutters and a wide variety of special purpose electronic assemblies including capacitor modules and medical electronics.

Principal Markets in which the Keytronics Inc. Competes

Keytronics’ customers are located primarily in the US, however, it sells a limited amount of products to customers in a number of other countries.

Major Customers

BAE Systems	US
DFAS Columbus	US
Lockheed Martin	US
Raytheon	US
Honeywell	US

For fiscal May 31, 2007, the volume of business provided to Keytronics by these customers equals about 60% of total sales. BAE Systems represents approximately 33% of Keytronics total sales.

New Products

Due to the custom and proprietary nature of Keytronics’ products, Keytronics has not introduced any significant new products or services in the past twelve months.

Seasonality

The revenues and business of Keytronics is not, in general, seasonal.

Raw Materials

The primary raw materials required by Keytronics’ business consist of cores, bobbins, wire, lamination, tapes (polyamide, polyfilm, masking, copper, glasscloth, antistatic), epoxy, solder tips, varnish, metal plates, PVC insulation, diodes, and circuit boards. Keytronics’ purchasing policies require it to find alternate sources for materials; however, some materials have a single source supplier due to customer specifications or unique construction requirements. Most of Keytronics’ raw material suppliers are located in the US. These materials are readily available. The lead time for ordering manufactured materials has decreased to 4 to 6 weeks from up to 24 months during the technology boom of the late 1990s. The prices for these materials are relatively stable.

Marketing Channels

Keytronics’ marketing channels consist primarily of the use of an in-house sales manager whose principle focus in the US market. Keytronics’ does not use any special sales methods such as installment sales.

Dependence on Patents, Licenses, Contracts and Processes

Keytronics’ is not dependent on patents, licenses, industrial contracts, commercial contracts financial contracts, or new manufacturing processes in such a manner that such dependence would be material to Keytronics’ business or profitability.

Material Effects of Government Regulations

Government regulations of the United States and the State of New York related to environmental compliance, labor conditions, and government contracting are typical in Keytronics’ industry and do not have a material effect on Keytronics’ business.

Backlog of Orders

Keytronics’ backlog as of May 31, 2007 was $542,049. Keytronics’ backlog as of May 31, 2006 was $1,019,833.

Revenue Breakdown

Set forth below is a breakdown of the Company’s revenues by business and by geographical market (where the customer is located) for the fiscal years ended May 31, 2007 and May 31, 2006.

For the fiscal years ended May 31, 2007 and May 31, 2006

Revenues by Category of Activity:

	2007	2006
API Electronics Activities	$4,287,832	$5,508,887
National Hybrid Group Activities	4,302,591
Filtran Group Activities	7,764,595	7,626,637
TM Systems Activities	2,488,879	2,375,028
Keytronics Activities	1,688,113	123,541

Total Revenues	$20,532,010	$15,634,093

Revenues by Geographic Market:
United States	$17,425,819	$12,199,898
Canada	911,988	1,104,713
United Kingdom	1,386,113	1,712,629
All Other	808,090	616,853

Total Revenues	$20,532,010	$15,634,093

Research and Development, Patents and Licenses

During the fiscal year ended May 31, 2007, the Company spent $261,610 on research and development, of which $202,914 was spent by the National Hybrid Group, $52,485 was spent by API Electronics and $6,201 was spent by the Filtran Group. During the fiscal years ended May 31, 2006, the Company spent $47,114 on research and development activities, and did not have formal research and development policies.

In the Company’s Executive Employment Agreement with Dr. Moskovits, the Company has obligated itself to annually approve an annual research budget sufficient for Dr. Moskovits to carry out his responsibilities of staffing and managing the engineering team of the Company. No such budget has been yet approved for fiscal 2008. Additionally, subject to the achievement of various milestones, Dr. Moskovits has a $500,000 annual research budget for nanotechnology research projects and acquisitions. A substantial portion of this second budget will be used to purchase or acquire rights to use intellectual property from academic institutions, including the University of California Santa Barbara where Dr. Moskovits was previously employed.

Competition

We are engaged in an industry that is highly competitive and characterized by technological change and product life cycles. In each of our product lines, we face significant competition from large semiconductor and electronic component companies to small specialized firms, and other companies. Many of these companies have substantially greater capital resources, industry presence, name recognition, research and development staffs, facilities and experience at developing and manufacturing these products.

We believe that the major competitive factors in our markets are strong customer relationships, a reputation for quality, a record of successful past delivery performance, a staff with distinctive technical competencies and competitive prices. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

Some of the Company’s current major competitors include Microsemi Corporation (NASDAQ: “MSCC”), Semtech Corp. (NASDAQ: “SMTC”), International Rectifier Corp. (NYSE: “IRF”), Knox Semiconductor, Aeroflex Incorporated, and Skyworks Solutions. The Filtran Group and Keytronics have numerous and similar competitors. Some of Filtran Group’s current major competitors include Pulse Engineering, a division of Technitrol (NYSE:TNL), Midcom Inc., Bel Fuse, Inc. (NASDAQ:BELFA and NASDAQ:BELFB), ATC Frost Magnetics, Inc. and Halo Electronics. TM Systems also has various competitors, including EMW, Leatherwood, S&W. The major competitors of National Hybrid Group include Data Device Corporation, Aeroflex Incorporated (NASDAQ:ARXX), Holt Integrated Circuits, GE Fanuc Embedded Systems, SBS Technologies, Inc. (NASDAQ:SBSE) and Excalibur Systems. We or any of our subsidiaries may not be able to compete successfully in the future and competitive pressures may harm our financial condition and/or operating results.

Costs and Effects of Compliance with Environmental Laws

In the conduct of our manufacturing operations, we handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes. Under new environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. The Company has an active environmental compliance program at each of its subsidiaries to insure compliance with all environmental regulations applicable to us. Our compliance with federal, state and local environmental laws and regulations has not had a material effect on our capital expenditures, earnings, or competitive or financial position of the Company during the 2007 fiscal year. The Company does not foresee such environmental compliance having a material effect in the 2008 fiscal year.

Employees

As of May 31, 2007, the Company had approximately 320 full-time employees. None of our employees are subject to a collective bargaining agreement.

Executive Officers

The following table sets forth as of August 10, 2007, the name, age, and position of each of our executive officers. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position Held	Term Commenced
Phillip DeZwirek	69	Chairman, Chief Executive Officer, Treasurer, and Director	2006
Thomas W. Mills	62	President, Chief Operating Officer and Director	2006
Claudio Mannarino	37	Chief Financial Officer	2006

Dr. Martin Moskovits	64	Chief Technology Officer	2007

Set forth below is certain biographical information regarding each of our executive officers.

Phillip DeZwirek

Phillip DeZwirek, age 69, became a director of ours and our Chairman, Chief Executive Officer and Treasurer on the effective date of the Business Combination, November 6, 2006. Mr. DeZwirek has held the positions of Chairman, Chief Executive Officer and Treasurer at API since May 2002. He also assumed the same positions with Nanotronics Sub and became a director of Nanotronics Sub on the effective date of the Business Combination. Mr. DeZwirek has been a director of API since September 2001. From September 2001 until November 2001 Mr. DeZwirek was the Chief Executive Officer and Treasurer of API. From November 2001 until May 2002, Mr. DeZwirek was the Vice-Chairman and Treasurer of API. Phillip DeZwirek was also the Chief Financial Officer of API from August 2001 until Claudio Mannarino assumed that position in 2004. Phillip DeZwirek has been a director, Chairman of the Board and the Chief Executive Officer of CECO Environmental Corp. (“CECO”) since August 1979 (NASDAQ-CECE). Mr. DeZwirek’s principal occupations during the past five years have been serving as Chairman of the Board and Chief Executive Officer of CECO; and serving as President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (since 1990). Mr. DeZwirek has also been involved in private investment activities for the past five years. Mr. DeZwirek is deemed to control Green Diamond.

Thomas W. Mills

Thomas W. Mills, age 62, became a director of ours and our President and Chief Operating Officer on the effective date of the Business Combination, November 26, 2006. He has held those positions with API since August 31, 2001. Thomas W. Mills is also President and Chief Operating Officer of our wholly-owned subsidiaries, API Electronics, Inc., Nanotronics Sub, TM Systems II and Keytronics. He also became the President of our National Hybrid subsidiary upon its acquisition in January, 2007 and the Vice President and Secretary of API Nanofabrication and Research Corp. in July, 2007 when that subsidiary acquired the assets of NanoOpto Corporation. He has worked within the electronics industry since 1967 and has specialized in semiconductors since 1969. His management career has spanned Production Control, Production/Manufacturing, Quality Control/Assurance and Program /Project Operation and Vice President of Operations. Mr. Mills, who has been with API Electronics, Inc. since 1981, holds an economics degree and has taken courses in Industrial Engineering. Mr. Mills has no other outside business activities.

Claudio A. Mannarino, B.Com, C.M.A.

Claudio Mannarino, age 37, became our Chief Financial Officer and Vice President of Finance on the effective date of the Business Combination, November 26, 2006. He holds the same positions with Nanotronics Sub and has had the same positions at API since 2004. Mr. Mannarino has over 10 years of professional accounting and finance experience. He holds a Bachelor of Commerce Degree from the University of Ottawa and is a Certified Management Accountant.

Mr. Mannarino joined Filtran Group in April of 2000. From April, 2000 to 2004, he was controller and manager of human resources and IT at Filtran Group. He was named CFO and VP of Finance for API in 2004. His responsibilities include managing the financial reporting function for API, and the finance and IT departments of the Filtran Group. Mr. Mannarino has no other outside business activities.

Dr. Martin Moskovits

Dr. Martin Moskovits, 64, has been our Chief Technology Officer since May 1, 2007 and the president of our API Nanofabrication and Research Corporation subsidiary since July, 2007. Dr. Moskovits was for the past five years prior to his joining the Company a professor of Physical Chemistry in the Chemistry and Biochemistry Department and Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara. From March 15, 2006 until he was employed by the Company, Dr. Moskovits had been a nanotechnology consultant for us. Dr. Moskovits research expertise includes the area of nanoscience and nanotechnology with special emphasis on nanosensors and is also known for developing porous anodic aluminum oxide as a template platform for nanotechnology. He serves as Vice Chair of the U.S. Department of Energy (“DOE”) Basic Energy Sciences Advisory Committee and was a member of the DOE advisory committee on the establishment of the DOE’s five nanocenters.

Significant Employees

Arnold Markowitz

Arnold Markowitz, 48, is General Manager at Filtran Group and Director of Business Development for the Company. Mr. Markowitz has over 20 years of specialized experience in sales and marketing of electronic components and corporate management of electrical and electronic component manufacturers. He graduated from New York University in 1981.

From 1981 through 1984 he was employed as an account executive and sales manager for Tec Electronics, a data communications equipment manufacturer and distributor in New York. From 1984 through 1987 he was a territory manager for Tritech Electronics / Bittan Associates, an electronic component distributor/representative in New Jersey. From 1988 through 1998 he was worldwide sales manager for Sussex Semiconductor, a manufacturer of semiconductors in New Jersey and Florida. From 1999 through 2002 he was a principal in and General Manager of Edal Industries, a manufacturer of semiconductors and electronic assemblies in East Haven, Connecticut.

Mr. Markowitz joined Filtran Group joined in October 2002 as Director of New Business Development. He became General Manager in July 2004. Mr. Markowitz has no other outside business activities.

Miki Narui, B.A.Sc., P.Eng.

Miki Narui, age 38, is the Engineering Manager at Filtran. Ms. Narui has over thirteen years experience in power electronics, specializing in magnetic component design at Bell Northern Research / Nortel Networks, and later at the Canadian division of Pulse Engineering Ltd as its design center manager.

She graduated from University of Toronto in 1991 with a Bachelor’s degree in Applied Science and Engineering with honours in Electrical Engineering. From 1991 to 1995, she was a Ph.D. candidate and a research and teaching assistant in the Power Systems and Devices Group at the University of Toronto, specializing in the modeling of high power vortex stabilized arc lamps and the accompanying power supplies.

Ms. Narui joined the Filtran Group in May 2003. As the engineering manager, she is responsible for the development of all varieties of magnetic components and special purpose power supplies from initial quotation stage, to final production run. She supervises a team of four electrical designers, a manufacturing process engineer, a senior power supply designer, a mechanical designer/documentation controller, and a lab technician. Ms. Narui has no other outside business activities.

RISK FACTORS

Trading and Corporate Matters

Consequences of Registering Additional Shares

We currently have outstanding an effective registration statement on Form S-3 with respect to 5,000,000 shares held by two investors in the Company. As of August 1, 2007, approximately 600,000 of such shares have been sold. We do not know when such stockholders will be selling their remaining shares. The market for our shares may not be sufficiently liquid to absorb the sale of such shares other than over a long period of time, unless the sales are made at substantially or successively lower prices. As a result, the unrestricted sale of the shares may cause the market price of our shares to decline.

Future Trading In Our Stock May Be Restricted By the SEC’s Penny Stock Regulations, Which May Limit A Stockholder’s Ability To Buy And Sell Our Shares

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our shares most likely will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to entities with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income for the current and the past two years exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock if the price remains below $5.00.

Our Stock Market Price and Trading Volume May Be Volatile

The market for the common stock of API was volatile. API’s stock price was volatile for reasons both related to its performance or events pertaining to its industries, as well as factors unrelated to API or its industries. Our common stock has been subject to similar volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors.

Over the years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies like us, have experienced wide fluctuations which have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, our shares of common stock also can be expected to be subject to significant volatility resulting from purely market forces over which we will have no control. Further, despite the existence of a market for API’s common stock in the United States, the market had limited liquidity. The market for our common stock has been very thin. As a result, our stockholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of the stock.

We May Have Difficulty to Attract and Hold Outside Board Members and This May Affect the Quality of Our Management

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has become much more expensive and difficult to obtain than it had been in the past. It has become increasingly more difficult for small companies like us to attract and retain qualified outside directors to serve on its Board.

We Do Not Expect to Pay Dividends

We intend to invest all available funds to finance our growth. Therefore our stockholders cannot expect to receive any dividends on our common stock in the foreseeable future. Even if we were to determine that a dividend could be declared, we could be precluded from paying dividends by restrictive provisions of loans, leases or other financing documents or by legal prohibitions under applicable corporate law.

Since Some of Our Directors and Assets Are Located Outside United States It May Be More Difficult to Enforce Judgments Against Us and Our Directors

More than half of our directors are domiciled outside of the United States. As a result, it may not be possible to effect service of process upon such directors. Also, since all or a substantial portion of the assets of such directors are located outside the United States, it may be difficult to enforce judgments obtained in United States courts against such directors. Also, because a significant portion of our assets will be located outside the United States, it may be difficult to enforce judgments obtained in United States courts against us.

Some of Our Directors and Officers May be Subject to Conflicts of Interest

Some of our directors and officers are also directors and/or officers and/or shareholders of other companies. Such associations may give rise to conflicts of interest from time to time. Our directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest, which they may have in any project or opportunity applicable to us. If a conflict of interest arises at a meeting of the board of directors, any director in a conflict must disclose his interest and abstain from voting on such matter. In determining whether or not we will participate in any project or opportunity, the directors will primarily consider the degree of risk to which we may be exposed and our financial position at the time.

Control of Us by Our Officers and Directors Could Adversely Affect the Company’s Stockholders Because of Their Control of Our Affairs and By Discouraging Our Potential Acquisition

Our officers and directors as a group beneficially own a large percentage of our stock, treating Exchangeable Shares as the equivalent of our common stock. Therefore, directors and officers, acting together may have a controlling influence on (i) matters submitted to our stockholders (and the trustee holding the special share of our stock issued in connection with the Business Combination which allows each holder of exchangeable shares one vote at our meeting for each exchangeable share) for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and (ii) our management and affairs. (Exchangeable shares held by us and our subsidiaries have no such voting rights.) These persons, acting alone or together, do not have sufficient numbers of votes to approve matters submitted to stockholders. However, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. This in turn could materially adversely affect the market price of our stock.

We Are Dependent on Key Personnel

We are dependent upon a small number of key personnel, who were the key personnel for API prior to the Business Combination. Thomas W. Mills, who is our President and Chief Operating Officer, held similar positions with API since 1991 and has been employed by API’s subsidiary since 1981. He is extremely familiar with all aspects of our business, and has a proven track record of capable leadership. Mr. Phillip DeZwirek was the Chief Executive Officer of API prior to the Business Combination and was instrumental in directing the growth of API. We are depending upon Mr. DeZwirek to continue to act in such capacity. Dr. Martin Moskovits is our Chief Technology Officer and the President of our subsidiary, Nanofabrication and Research Corporation. Dr. Moskovits is leading our efforts in the nanotechnology field. The loss of the services of such personnel could have a material adverse effect on our business. Our success will depend in large part on the efforts of these individuals. It is not currently proposed that there will be any long-term employment agreements or key-man insurance in respect of such key personnel. However, Mr. DeZwirek is a major stockholder of ours.

We May Require Additional Financing Which We May Not be Able to Obtain

We may require additional financing in order to support expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing under satisfactory terms. If additional financing is raised by the issuance of additional shares of our common stock, our shareholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

The Success of the Business Combination is Not Certain

The success of the Business Combination will depend upon our ability to continue to grow and expand the business operations of the former API, to develop the nanotechnology businesses we purchased and to add to those businesses with additional acquisitions in the nanotechnology industry or the industries in which API is presently engaged. In addition, we expect the transaction to result in greater liquidity for our stock. There can be no assurance that if we make acquisitions, that we can successfully integrate the operations of the acquired businesses into our own. Further, there can be no assurance that the market for our common stock will have greater liquidity or that the Business Combination will ultimately have a positive effect on our stock price.

We May Be Unable To Obtain The Increased Access To Capital Anticipated To Be Available After The Business Transaction

Before the Business Combination we were a shell corporation without any operations making periodic filings with the SEC, and API was an operating company filing as a private foreign issuer with the SEC. We anticipated the combined companies will have increased access to the U.S. capital markets. However, there can be no assurance that such greater access will be available to the combined companies.

The Securities Of The Combined Companies May Not Be A Superior Tool For Use In The Acquisition Of Additional Operating Subsidiaries

We anticipate using our common stock to acquire additional operating companies. We believe that our common stock will be a superior tool for acquiring new operating companies than the common shares of API used in past acquisitions. However, owners of such operating companies may not find our common stock more attractive consideration than API common shares previously were.

Nanotechnology Opportunities May Not Occur or May Not be Profitable

We believe that we will benefit from the nanotechnology expertise of Dr. Martin Moskovits, who is our Chief Technology Officer, in identifying potential nanotechnology investments and acquisitions and other nanotechnology initiatives. There can be no assurances that such investments or acquisitions will be realized. Moreover, Dr. Moskovits has only recently become associated with us. There can be no assurance that he will continue as an employee of ours beyond the term of his employment agreement. Moreover, we have no experience with nanotechnology investments, acquisitions or manufacture, and there can be no assurance that any such investment, if undertaken, will be profitable.

In both the acquisition of the National Hybrid Group and the assets of NanoOpto Corporation, both sources of nanotechnology equipment, we incurred a substantial amount of debt at a 12% interest rate. We have employed Dr. Moskovits for substantial compensation to lead our nanotechnology initiative. Moreover, the development of any nanotechnology products will require substantial research and development expenditures. Consequently, our nanotechnology initiative will be expensive, and there can be no assurance that these expenditures will be profitable.

While Dr. Moskovits has research experience in the areas of nanostructures and nanoparticles, the Company has no experience in the nanotechnology field and has not yet manufactured any nanotechnology or MEMS based products for sale, and there can be no assurance that the Company has the expertise to successfully manufacture such products, and if it is able to manufacture such products, that it will be able to do so profitably. Moreover, the nanotechnology field is highly competitive with many better-financed entities with strong research and development infrastructures.

Listing Our Stock on Markets Other than the OTCBB Could be Costly for Us

Our common stock is currently quoted and trades on the OTCBB in the United States. The OTCBB is operated by NASDAQ. In the future, we may file an application to be quoted on the NASDAQ Capital Market or another national securities exchange (collectively, an “Exchange”). Unlike the OTCBB, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans.

The Exchange will require that a majority of the members of our Board of Directors be independent directors as defined by the Exchange. The independent directors must have regularly scheduled meetings at which only independent directors are present. Compensation of our chief executive officer must be determined, or recommended to the Board of Directors for determination, either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors, and the chief executive officer cannot be present during voting or deliberations. Compensation of our other executive officers must be determined, or recommended to the Board of Directors either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors. Director nominees must either be selected, or recommended for selection by the Board of Directors either by (i) a majority of the independent directors, or (ii) a nominations committee comprised solely of independent directors. The nominations process must be set forth in a formal written charter or a Board of Directors’ resolution.

In addition, the audit committee will have to be composed of at least three (3) members, all of whom are independent as defined by the Exchange and under SEC Rule 10A-3(c), and who have not participated in the preparation of the financial statements of us or any subsidiary of us during the past three (3) years. One member of the audit committee must have specified employment experience in finance or accounting. Accordingly, we would have to appoint three independent directors to serve on our audit committee and one of those audit committees members would need the required experience in finance and accounting.

We currently meet some, but not all of these requirements. Our compensation and audit committees meet these requirements.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal liability. In order to attract independent directors, we anticipate that we will need to purchase directors and officers insurance, which is costly. Consequently, our compliance with the rules necessary to have our stock listed on an Exchange could be quite costly to us.

Shareholders May Experience Dilution Through Employee, Director and Consultant Options; Such Options May Also Negatively Impact Our Net Income

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted a stock option plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common stock, the interests of the other stockholders of the company may be diluted. We have granted options to purchase over 6,700,000 shares of common stock to directors, officers, employees and consultants.

We adopted SFAS No. 123R, Share-Based Payments (“ SFAS 123R”), on June 1, 2006. The impact on our financial statements of adopting SFAS 123R will depend on the level of stock-based payments we grant in the future and the value of the exercise price. However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123R as described in Note 1 to our financial statements.

The Possibility of Goodwill Impairments Exist

We evaluate the recoverability annually or more frequently if impairment indicators arise, as required under SFAS 142, “Goodwill and Other Intangible Assets” of the goodwill carried on our financial statements as an asset. Goodwill is reviewed for impairment by applying a fair-value to the reporting unit level, which is the same as the business segment level. A Goodwill impairment loss will be reported for any goodwill impaired. Consequently, a loss of goodwill could have a significant adverse effect on our financial results.

We May Not Be Required to Furnish a Report on Our Internal Control Over Financial Reporting until August 2008

We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 as part of the Annual Reports that we file on Form 10-KSB. We expect that these rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in May 2008, which we are required to file in August 2008, and our independent registered public accounting firm will not have to provide their attestation on our management’s report or their opinion as to the effectiveness of our internal control over financial reporting until August 2008. As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until August 2008.

If we are unable to complete our assessment of the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock

Under the rules issued under Section 404 of the Sarbanes-Oxley Act of 2002, it is highly likely that we will be required to include in each of our future annual reports on Form 10-K, beginning with our annual report for the fiscal year ended May 31, 2008, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors. We have not yet taken any steps with respect to preparing such report with respect to our compliance with Section 404 other than to interview two consulting firms who would aid management in preparing the necessary reports. Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective once they are reviewed. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements. If we are unable to successfully implement the requirements of Section 404, it will prevent our independent auditors from issuing an unqualified attestation report on a timely basis as required by Section 404. In that event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Post Business Combination Business Risks

Downturns in the Highly Cyclical Defense, Semiconductor, and/or Electronic Component Industries Would Adversely Affect Our Operating Results and Our Value

The defense, semiconductor and electronic component industries are highly cyclical, and the value of our business may decline during the “down” portion of these cycles. The markets for our products depend on continued demand in the aerospace, military defense systems, and commercial end-markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition. The markets for Filtran Group’s products depend upon continued demand in the military defense, telecommunications, computer, instrumentation and process control end-markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition. The markets for TM Systems’ products depend primarily upon continued demand within the military defense industry for its products, which include naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment, and aircraft ground control equipment. The markets for National Hybrid products depend primarily upon continued demand within the commercial aerospace, international military defense and semiconductor process instrumentation markets. These markets may experience changes in demand that could adversely affect our operating results and financial condition.

The Defense, Semiconductor and Electronic Components Industries Are Highly Competitive and Increased Competition Could Adversely Affect Our Operating Results

The areas of the defense, semiconductor and electronic component industries in which we do business are highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Even in strong markets, pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. We anticipate that average selling prices for our products will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. We or any of our subsidiaries may not be able to compete successfully in the future and competitive pressures may harm our financial condition and/or operating results.

We Are Highly Reliant on Defense Spending

We are dependent upon the US defense industry and its military subcontractors for the sale of many of our products. While the US government currently plans increases in defense spending, the actual timing and amount of such increases has been occurring at a rate that has been slower than expected. In addition, changes in appropriations and in the national defense policy and decreases in ongoing defense programs could adversely affect our performance. Such occurrences are beyond our control. The upcoming elections could result in substantial changes in defense spending. The effects of defense spending increases are difficult to estimate and subject to many sources of delay.

Our contracts with prime US Government contractors contain customary provisions permitting termination at any time, at the convenience of the US Government or the prime contractors upon payment to us for costs incurred plus a reasonable profit. If we experience significant reductions or delays in procurements of our products by the US Government, or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected.

Because Some of Our Products are Adaptations of Existing Products, New Technologies Could Make Our Products Obsolete; Additionally, Because We Make Some of Our Products Based on Existing Technologies, Few Barriers Exist to Others Attempting to Sell to the Same Market

The products sold by our subsidiary, API Electronics, Inc., are typically adaptations of existing products formerly manufactured by others. Because these products are typically based on older technologies, the rapidly changing technologies and industry standards, along with frequent new product introductions, that characterize much of the semiconductor and electronic component industries, could render our products obsolete. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products (which for API Electronics, Inc. are typically adaptations of existing products formerly manufactured by others), and enhancements on a timely and cost-effective basis. Additionally, the lack of significant amounts of new technology in our products means that there are not significant barriers to the entry of competitors who might attempt to sell into the markets to which we presently cater.

We May Not be Able to Develop New Products to Satisfy Changes in Demand

The industries in which we operate are dynamic and constantly evolving. We cannot assure that we will successfully identify new product opportunities and develop and bring products to market in a timely and cost-effective manner, or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. We may not be able to accomplish these goals.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance;

•	the quality and reliability of the product;

•	effective marketing, sales and service; and

•	sufficient demand for the product.

The failure of our products to achieve market acceptance due to these or other factors could harm our business.

Our Products May be Found to be Defective, Product Liability Claims May Be Asserted Against Us and We May Not Have Sufficient Liability Insurance

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or repair which would cure the defect but impede performance of the product. We may also be subject to product returns, which could impose substantial costs and harm to our business.

Product liability claims may be asserted with respect to our technology or products. Although we currently have insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $126,762 in warranty liability as of May 31, 2007($0 – 2006).

Our Substantial Reliance on Products that Do Not Embody Proprietary Technology Make Us Particularly Vulnerable to Competition

We rely heavily on our skill in the manufacture of our products and not on any proprietary technologies that we develop or license on an exclusive basis. Such manufacturing know-how is primarily embodied in our drawings and specifications, and information about the manufacture of these products purchased from others. Our future success and competitive position may depend in part upon our ability to obtain licenses of certain proprietary technologies used in principal products from the original manufacturers of such products. Our reliance upon protection of some of our production technology as “trade secrets” will not necessarily protect us from the others independently obtaining the ability to manufacture our products. We cannot assure that we will be able to maintain the confidentiality of our production technology, dissemination of which could have a material adverse effect on our business.

We acquired various patents with our National Hybrid and NanoOpto acquisitions. At this point, these patents are not of material importance to our business nor contribute significantly to our revenues.

We Must Commit Resources to Product Production Prior to Receipt of Purchase Commitments and Could Lose Some or All of the Associated Investment

We sell many of our products pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. This makes long-term planning difficult. Further, many of these purchase orders may be revised or canceled prior to shipment without penalty. As a result, we must commit resources to the production of products without advance purchase commitments from customers. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to the failure of anticipated orders to materialize, could result in our holding excess or obsolete inventory. This could cause inventory write-downs. Our inability to sell products after we have devoted significant resources to them could have a material adverse effect on our business, financial condition and results of operations.

Variability of Our Manufacturing Yields May Affect Our Gross Margins

Our manufacturing yields vary significantly among products, depending on the complexity of a particular integrated circuit’s design and our experience in manufacturing that type of integrated circuit. From time to time, we have experienced difficulties in achieving planned yields, which have adversely affected our gross margins.

The fabrication of integrated circuits is a highly complex and precise process. Problems in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous integrated circuits on each wafer to be nonfunctional, thereby reducing yields. These difficulties include:

•	defects in masks, which are used to transfer circuit patterns onto our wafers;

•	impurities in the materials used;

•	contamination of the manufacturing environment; and

•	equipment failure.

The manufacture of filters and transformers is a multi-level process. Each component has dependency on the other. Each raw material must yield consistent results or productivity is adversely affected. The difficulties that may be experienced in this process include:

•	impurities in the materials used;

•	equipment failure; and

•	bottlenecks (product cannot move to the next stage until the previous stage is completed).

The manufacturing process for the stabilized Glide Slope Indicator (SGSI) is a unique process in that it is highly reliant on subcontractors. These units are comprised of four major units, three of which are manufactured by separate manufacturing companies.

The difficulties that may be experienced in this process include:

•	defects in subcontractors components;

•	impurities in the materials used;

•	equipment failure; and

•	unreliability of a subcontractor.

Because a large portion of our costs of manufacturing these products are relatively fixed, it is critical for us to improve the number of shippable integrated circuits per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, we cannot assure that we will be able to continue to improve yields in the future or that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected.

Our Inventories May Become Obsolete

The life cycles of some of our products depend heavily upon the life cycles of the end products into which these products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. The life cycles for electronic components have been shortening over time at an accelerated pace. We may be adversely affected in the future by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.

Interruptions, Delays or Cost Increases Affecting Our Materials, Parts, Equipment or Subcontractors May Impair Our Competitive Position

Some of the our products are assembled and tested by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have assured control over our product delivery schedules or product quality. Due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors is disrupted or terminated.

Certain of Our Business Units Are Reliant One Key Customer

The Filtran Group and TM are each highly reliant on a single key customer. For Filtran, Harris Corporation accounted for 48%, and 47% respectively, of divisional sales, which translated to 18%, and 24.9% respectively of the Company’s total annual sales for the fiscal years ended May 31, 2007, and 2006. For TM Systems II, NASSCO accounted for 52%, and 43%, respectively, of divisional sales, which translated into 6%, and 6.6% respectively of the Company’s total annual sales for the fiscal years ended May 31, 2007, and 2006. If either customer should decide to purchase components from other suppliers, it could have an adverse impact on the applicable division and our revenues and net income.

Environmental Liabilities Could Adversely Impact Our Financial Position

Federal, Canadian, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes or in our finished goods. Under new environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations, old or new, could subject us to significant liabilities and could have material adverse effects on our operating results, cash flows and financial condition.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, Canadian, state and local laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminants may migrate from, or within or through any such property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us jointly with third parties under environmental laws and regulations.

Fixed Costs May Reduce Operating Results If Our Sales Fall Below Expectations

Our expense levels are based, in part, on our expectations as to future sales. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are relatively fixed. Decreases in lead times between orders and shipments and customers’ ordering practices could adversely affect our ability to project future sales. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could materially and adversely affect our operating results.

Acquisitions

The Integration of Acquisitions May Be Difficult and May Not Yield the Expected Results

We completed the Business Combination in November, 2006. Prior to the Business Combination, API had recently expanded its operations through strategic acquisitions, specifically, the TM Systems acquisition and the

Keytronics Inc. acquisition. After the Business Combination, we acquired National Hybrid, Inc. and Pace Technologies, Inc. and the assets of NanoOpto Corporation. We expect to continue to expand and diversify our operations with additional acquisitions. While we believe that TM Systems and Keytronics are adequately integrated into our operations, risks are involved with this process. Some of the risks that may continue to affect our ability to integrate acquired companies include those associated with:

•	unexpected losses of key employees or customers of the acquired companies;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating our new product and process development;

•	integrating administrative processes, accounting practices and technologies;

•	retaining management from the acquired companies, hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations; and

•	the need to implement controls and procedures and policies appropriate for a public company and a company that prior to their acquisition lacked these controls, procedures and policies.

For certain acquisitions, we have raised the capital required to make such acquisitions from the sale of stock, warrants and options, which has been dilutive to our stockholders.

Additionally, in the period following an acquisition, we are required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they are written down to estimated fair value, with a charge against earnings.

Integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationships with employees and customers. Ultimately acquisitions may not be as profitable as expected or profitable at all.

The Integration of National Hybrid Group May be Difficult

National Hybrid, Inc. and Pace Technology, Inc. (collectively “National Hybrid Group”) were acquired by the Company on January 25, 2007. The stock purchase agreement used to purchase these companies had limited representations and warranties and limited indemnification provisions. Therefore, there may be more liabilities associated with these acquisitions than contemplated and the Company may not be fully reimbursed with respect to these liabilities.

National Hybrid Group created a significant increase in the size of the Company. National Hybrid Group had gross revenues of $14,210,418 for the fiscal year ended December 31, 2006 while the Company had net revenues of $15,634,093 for the fiscal year ended May 31, 2006. The National Hybrid Group acquisition increased the total number of employees at the Company from approximately 225 to approximately 320. The National Hybrid Group acquisition adds new product lines and new personnel to the Company. There can be no assurance that the National Hybrid Group can be successfully integrated into the Company either in terms of personnel, sales or product development and manufacture. The Company has never had to integrate an acquisition of this size.

The Financing of the National Hybrid Group and NanoOpto Corporation Acquisitions May Negatively Impact Earnings

The Company has borrowed $6 million at 12% interest, which was subsequently repaid, and has sold shares of its common stock in Regulation S private placements overseas to finance the acquisition of National Hybrid Group and borrowed $4 million at 12% interest to finance the acquisition of the NanoOpto Corporation assets. The debt service may materially impact earnings. There can be no assurance that the new acquisitions will have a positive impact on the Company’s profits or earnings per share.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive offices are located in leased facilities at 505 University Avenue, Suite 1400, Toronto, Ontario, Canada M5G 1X3. We occupy approximately 2,500 square feet at such facilities. Our Chief Executive Officer operates out of this office. We lease these facilities from an entity controlled by our Chief Executive Officer for an annual rental of $60,000.

We have eight manufacturing facilities located in Endicott, NY, Hauppauge, NY, Ottawa, ON, Ogdensburg, NY, Largo, FL, Ronkonkoma, NY, Islip, NY and Somerset, NJ, where operations are under development.

API Electronics owns outright, without any major encumbrances, a 15,000 square foot manufacturing facility in Hauppauge, New York. The productive capacity of this manufacturing facility is sufficient to meet its present needs and its needs in the foreseeable future. All of API Electronics’ products are produced at this manufacturing facility, which is located at 375 Rabro Drive, Hauppauge, New York 11788.

National Hybrid Group leases a 20,000 square feet joint executive office and manufacturing facility in Ronkonkoma, NY, a 20,000 square foot warehouse and manufacturing facility in Islip, NY and a 13,500 square foot manufacturing and testing facility in Largo, FL. The Ronkonkoma and Islip facilities are leased for annual rent of $132,000 and $50,000 respectively. National Hybrid, Inc. has the option to buy these facilities at the end of these leases. The annual rent for facility in Largo, FL is $94,644. We believe that the capacities of these facilities are sufficient to meet the present and foreseeable future needs of the National Hybrid Group.

The executive offices for Filtran Limited are located at 229 Colonnade Road, Ottawa, Ontario K2E 7K3. Filtran Limited owns the facility and there are no outstanding mortgages on the property. The facility is approximately 16,000 square feet and it is used to manufacture electronic components comprised primarily of: transformers, filters, inductors and power supplies. We believe that the capacity of this manufacturing facility is sufficient to meet the present needs of Filtran Limited and its needs in the foreseeable future.

The executive office for Filtran Inc. is located at 102 Ford Street, Bldg 5A, Ogdensburg, NY 13669. Filtran Inc. has a lease to own agreement with the City of Ogdensburg for the facility. Filtran Inc. has financed the “purchase” of this facility. As of May 31, 2007, the outstanding principal balance on the note evidencing such financing was $0. The loan is secured by a mortgage on the property. The facility is approximately 16,500 square feet and it is used to manufacture electronic components comprised primarily of: transformers, filters and inductors. We believe that the capacity of this manufacturing facility is sufficient to meet the present needs of Filtran Inc. and its needs in the foreseeable future.

TM Systems, Inc. uses the facilities of API Electronics in Hauppauge, New York and of Keytronics in Endicott, New York for its manufacturing operations. We believe that these plants are sufficient to meet the present needs of TM Systems and the needs of TM Systems for the foreseeable future.

Keytronics owns an approximately 10,500 square foot manufacturing facility at 707 North Street, Endicott, NY, 13760-5011. In addition, Keytronics leases another 15,000 square feet of adjoining space in Endicott, NY. The annual rent for this facility is $60,764. The leased facility is primarily used to design and manufacture electronic components. We believe the capacities of these facilities are sufficient to meet the present and foreseeable future needs of Keytronics.

API Nanofabrication and Research Corporation (“API NRC”) leases a 35,800 square foot facility at 1600 Cottontail Lane, Somerset, New Jersey 08873. This space will be used for offices, warehousing and laboratory use, including a clean room for nanofabrication and research. The base rent is $268,000 for the first year with our subsidiary also being responsible for a share of expenses. The Company has guaranteed this lease. We believe that the capacity of this facility are sufficient to meet the present and foreseeable future needs of API NRC.

We do not have any other material plans to construct, expand, or improve our facilities or the facilities of our subsidiaries.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which our property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated other than routine litigation incidental to the business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings of shareholders and no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock (the stock of Rubincon Ventures Inc.) qualified for quotation in the OTCBB under the symbol RBCV in November 2005. Effective November 7, 2006, with our change of name, we changed our symbol and our common stock began trading under the symbol APIO. The OTCBB is operated by NASDAQ. Prior to November, 2005 there was no established trading market for our common stock. There was one trade of our common stock in November 2005 at a price of $1.20. There were no other trades until March 7, 2006. None of the shares of our subsidiaries are publicly traded.

The following table sets forth the reported high and low bid prices of our common shares for each quarter as reported by NASDAQ for the fiscal periods indicated (the common stock commenced trading on the OTCBB in November 2005 but only one trade was reported from November 2005 until March 7, 2006). Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. During August 2005, we completed a four-for-one common stock split and during October 2005, we completed a second four-for-one common stock split. The bid prices set forth below reflect the bids subsequent to both stock splits. The below bid prices were obtained from otcbb.com and stockwatch.com.

		STOCK BID PRICE
		High	Low
Fiscal 2008	First Quarter (through 8/15/07)	$2.72	$0.95
Fiscal 2007	Fourth Quarter (5/31/07)	$4.64	$2.50
	Third Quarter (2/28/07)	$3.14	$1.93
	Second Quarter (11/30/06)	$2.75	$1.86
	First Quarter (8/31/06)	$2.85	$2.35
Fiscal 2006	Fourth Quarter (3/7/06 to 5/31/06)	$3.06	$1.10

The price of our common stock on August 15, 2007 as reflected by the last trade of that day was $0.99. As of August 15, 2007 we had 70 stockholders of record.

Since our inception, we have not paid any dividends on our common stock. We have no limit on our ability to pay dividends on our common stock but we do not anticipate that we will pay dividends in the foreseeable future.

Equity Compensation Plan Information

In March 2006, we entered into a consulting agreement with Dr. Martin Moskovits pursuant to which we issued to such consultant options to purchase 100,000 shares of our common stock for an exercise price of $1.00 per share. The options have a five year term. All such options are now vested.

In March 2006, we issued options to purchase 25,000 shares of common stock to Donald A. Wright, a Director of the Company. The option exercise price is $1.00 per share. The options have a ten year term. All of the options are now vested.

On October 26, 2006, in connection with our entering into the Business Combination, our Board of Directors approved and adopted the API Nanotronics Corp. 2006 Equity Incentive Plan (the “2006 Plan”), which provided for the grant of options to purchase or the grant of stock equal to an aggregate of 15,000,000 shares of our common stock. Our 2006 Plan allows us to make options and stock grants available to our directors, consultants and those key employees of the Company and its subsidiaries and affiliates, upon whose judgment, initiative and efforts the successful conduct of the business of the Company and its subsidiaries and affiliates largely depends, and provide them with additional incentive to perform in a superior manner. A primary purpose of the 2006 Plan is to attract and retain personnel of sufficient experience and ability to the service of the Company and its subsidiaries and affiliates, and to reward such individuals for achievement of corporate and individual performance goals. Options issued under the 2006 Plan were also used to replace existing options of API in connection with the Business Combination. See the disclosure set forth in Notes 2 and 15 of the Financial Statements in Part II, Item 7 for a description of the material features of the 2006 Plan. The 2006 Plan is being submitted to a vote of our stockholders at our upcoming annual meeting of stockholders.

The information in the chart is current as of May 31, 2007, the end of the Company’s most recently completed fiscal year.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	Not applicable	Not applicable
Equity compensation plans not approved by security holders	6,725,000	$.79	8,400,000
Total	6,725,000	$.79	8,400,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

•

The National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit of the military/aerospace market and the industrial process control market.

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

•

TM Systems II Inc. of Hauppauge, New York (“TM Systems”), in business for over 30 years, supplies the defense sector with naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment. The Company acquired TM Systems in February 2003, thereby expanding the Company’s core-military and defense-related electronics business.

•

Keytronics Inc (“Keytronics”) of Endicott, New York, in business since 1971 is a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics.

•

Effective July 19, 2007, the Company acquired substantially all the assets of NanoOpto Corporation. NanoOpto possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The facility located in Somerset, New Jersey leased in connection with this acquisition will be the used to facilitate next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

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

Pursuant to the Canadian court approved Plan of Arrangement API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 outstanding API common shares was granted the right to receive for each API common share, 10 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio.

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

In conjunction with this reverse acquisition, Rubincon changed its year-end from January 31 to May 31, the year-end of API. Assets, liabilities and equity of the Company continue to be that of the operating company, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Rubincon, now known as API Nanotronics Corp., including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10 for 1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the Plan of Arrangement.

The Company’s business strategy has been to strengthen its leadership position for its components through continued emphasis on technological advances, operational efficiencies, cost reductions, competitiveness and acquisitions.

The Company’s objectives are to seek long-term stable growth for all of its operating segments (API Electronics, Filtran Group, TM Systems II, Keytronics and National Hybrid Group) through continuous capital investment, employing today’s production methods and technologies and by demanding uncompromising quality control.

Trends in Our Industry and Business

API Electronics believes that new orders should increase as a result increased military budget spending approved by the U.S. Congress in September 2006. API Electronics has spent more than $400,000 on upgrades to its Hauppauge, New York facility in the past few years. In addition it has also put in place its ISO 9000-2000 system and, on June 1, 2005, received military certification from the Defense Logistics Agency as a certified manufacturer of silicon high power transistor devices in accordance with the requirements of MIL-PRF-19500M.

National Hybrid Group’s core business of military electronics continues to grow along with the US and international defense budgets. The Mil-Std-1553 business has been strong and the trend is for continued growth as the service life of existing military platforms such as the US A-10, B-52, F-15, F-16 and other legacy aircraft is extended. The addition of modern electronics to these aging aircraft has increased the need for National Hybrid Group products such as the new low cost plastic ball grid array terminal that National Hybrid Group has just introduced. The refurbishment of US Army vehicles from the conflict in Iraq has resulted in additional business in the SSPC and Hybrid product lines. Spare parts required for this refurbishment effort have resulted in new orders for programs such as the Bradley Fighting Vehicle and the M1A2 Tank. The Company will continue to invest in capital improvements at the National Hybrid Group’s Ronkonkoma, NY and Largo, FL facilities to allow the Company to react more quickly and efficiently to the increased demand.

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

TM Systems’ customer base consists primarily of various U.S. government departments, including the U.S. Navy, as well as numerous domestic and foreign corporations. The U.S. government has approved significant funds for ongoing defense and homeland security. TM Systems believes that new domestic orders should increase as a result of this development. Furthermore, foreign country demand may also increase in response to global terror concerns. TM Systems’ Stabilized Glide Slope Indicator (SGSI) is an electro-hydraulic-optical landing system and designed for use on air capable and amphibious assault ships. Increasing operational readiness will require the Navy to be independent of land-based command centers. Furthermore, political conflicts have led to a reduction of land-bases available in certain foreign countries.

Keytronics continues to supply the major military OEM’s and various Department of Defense agencies with products including a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters, and numerous special purpose electronic assemblies including capacitor modules and medical electronics.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, 1553 data bus products, power controllers, transformers, inductors, filters and mission critical systems. The principal markets for these products are the government and military, commercial equipment, and other replacement parts. Our customers are located primarily in the U.S., Canada and the United Kingdom but we also sell products to customers located throughout the world.

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

Operating Expenses

Operating Expenses consist of business development, selling, general and administrative expenses.

Cost of Goods Sold

Cost of Goods Sold primarily consists of costs that we incur to design, manufacturer, test and ship the product. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build the parts.

•	The cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer.

•	The cost of shipping and handling the products shipped to the customer.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or losses on disposal of property and equipment.

•	Gain or loss on foreign currency transactions.

Key Operating Data

Our management uses a number of data to measure the growth of the business and operating performance. The key measure for growth is sales backlog figures:

	As of May 31
	2007	2006
Backlog by Segment Company
API Electronics	$2,150,180	$3,156,932
National Hybrid Group	5,333,271	N/A
Filtran Group	5,095,928	4,729,390
TM Systems	3,371,158	2,043,977
Keytronics	542,049	1,019,833

Overall	$16,492,586	$10,950,132

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12 month period. Filtran Group’s backlog figures will also be affected by the US/Canadian exchange rate.

The key measure for performance is Gross Margin by Segment.

	As of May 31
	2007	2006	2007 vs. 2006 % Change
Gross Profit by Segment Company
API Electronics	30.5%	34.4%	-3.9%
National Hybrid Group	27.6%	N/A%	N/A %
Filtran Group	16.7%	21.0%	-4.3%
TM Systems	36.4%	25.2%	+11.2%
Keytronics	12.9%	2.6%	+10.3%
Overall	24.4%	26.7%	-2.3%

The Company’s gross profit represents the excess of operating revenues less cost of goods sold. Cost of goods sold contains direct material, labor and manufacturing overhead costs. Gross margins are further discussed under results of operations.

Acquisition of Keytronics Inc.

On April 27, 2006, the Company acquired all of the common shares of Keytronics Inc. of Endicott, NY. Keytronics is a designer and manufacturer of electronic components for major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation.

Acquisition of National Hybrid Group

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

Results of Operations for the Years Ended May 31, 2007 and 2006

The following discussion of results of operations is a comparison of the Company’s years ended May 31, 2007 and 2006.

Operating Revenue

	Year ended May 31,
	2007	2006	% Change
Sales by Subsidiary
API Electronics	$4,287,832	$5,508,887	-22.2%
National Hybrid Group	4,302,591	N/A	N/A
Filtran Group	7,764,595	7,626,637	+1.8%
TM Systems	2,488,879	2,375,028	+4.8%
Keytronics	1,688,113	123,541	+1266.4%

	$20,532,010	$15,634,093	+31.3%

Overall, the Company recorded an increase in sales for the year ended May 31, 2007 as total sales revenue increased by 31.3% over the same period in 2006. This increase resulted from the inclusion of Keytronics operations for twelve months and the National Hybrid Group sales since the acquisition date of January 24, 2007 combined with a 1.8% and 4.8% increase in sales from the Filtran Group and Keytronics respectively, offset by decreased sales at API Electronics.

API Electronics sales revenues decreased by 22.2% in the year ended May 31, 2007 over the same period in 2006. This decrease was attributed primarily to a decrease for mission critical systems, primarily radar indicators and counter measure control electronics for US military helicopters.

National Hybrid Group was acquired on January 24, 2007. The $4,302,591 reflects National Hybrid Group’s sales from January 25, 2007 to May 31, 2007.

Filtran Group sales revenue increased by $137,958 or 1.8% in the year ended May 31, 2007 over the corresponding period in 2006.

TM Systems recorded sales revenue levels in the year ended May 31, 2007 that were 4.8% greater than 2006. The increase was attributed primarily to an increase in revenue recognized on the US Navy Stabilized Glide Scope Indicators (SGSI).

Keytronics was acquired on April 27, 2006. Revenues of $1,688,113 reflects the company’s first full twelve months of operational revenues since the acquisition compared to $123,541 for one month of operations in 2006.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Year ended May 31,
	2007		2006
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$17,425,819	$6,316,025	$12,199,898	$3,467,797
Canada	911,988	1,960,066	1,104,713	2,540,978
United Kingdom	1,386,113	—	1,712,629	—
All Other	808,090	—	616,853	—

	$20,532,010	$8,276,091	$15,634,093	$6,008,775

The Company saw United States sales increase by 42.8% from $12,199,898 for the year ended May 31, 2006 to $17,425,819 for the year ended May 31, 2007. Canadian sales decreased by 17.4% from $1,104,713 for the year ended May 31, 2006 to $911,988 for the year ended May 31, 2007 and UK sales decreased by 19.1% from $1,712,629 for the year ended May 31, 2006 to $1,386,113 for the year ended May 31, 2007. The increase in United States sales is a result of the inclusion of Keytronics for year and National Hybrid sales since its acquisition on January 24, 2007.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Year ended May 31,
	2007	2006
Revenue
U.S. Department of Defense	10%	25%
U.S. Department of Defense subcontractors	67%	40%

Operating Expenses

Cost of Revenue and Gross Profit

	Year ended May 31,
	2007	2006	% Change
Gross Profit by Segment Company
API Electronics	30.5%	34.4%	-3.9%
National Hybrid Group	27.6%	N/A%	N/A%
Filtran Group	16.7%	21.0%	-4.3%
TM Systems	36.4%	25.2%	+11.2%
Keytronics	12.9%	2.6%	+10.3%
Overall	24.4%	26.7%	-2.3%

The Company’s overall gross profit was 24.4% for the year ended May 31, 2007, a decrease from the 26.7% gross profit for the year ended May 31, 2006. Accordingly, the overall cost of revenue was 75.6% for the year ended May 31, 2007 compared to 73.3% for the year ended May 31, 2006.

API Electronics posted a gross profit decrease of 3.9% for the year ended May 31, 2007 to the 30.5% level. This decrease is attributed to decreased sales in high margin mission critical systems for the year ended May 31, 2007.

Filtran Group saw their gross profit decrease to 16.7% for the year ended May 31, 2007 from the 21.0% gross profit for the year ended May 31, 2006. The decrease was attributed largely to the introduction and development of a new power supply product launch and some temporary inefficiencies in their electronic filter manufacturing.

TM Systems’ gross profit increased by 11.2% to 36.4% for the year ended May 31, 2007 from the prior period in 2006. The result was largely due to higher profit revenues due to revenues derived from the US Navy Stabilized Glide Scope Indicators (SGSI).

The major components of cost of sales for the years ended May 31 are as follows:

	2007	% of sales	2006	% of sales
Materials Used	$5,676,259	27.6%	$4,738,517	30.3%
Manufacturing Labor	$3,159,774	15.4%	$2,653,129	17.0%
Manufacturing Overhead	$6,687,658	32.6%	$4,068,821	26.0%

	$15,523,691	75.6%	$11,460,467	73.3%

As a percentage of sales, for the year ended May 31, 2007 materials and labor percentage decreased 2.7% and 1.6% respectively compared to the year ended May 31, 2006. This was offset by a 6.6% increase in manufacturing overhead percentage, mainly due to costs associated with a new product launch at Filtran Group and as a result of lower sales volumes at API Electronics Inc.

Selling Expenses

Selling expenses increased to $1,659,584 for the year ended May 31, 2007 from $1,176,171 for the year ended May 31, 2006. As a percentage of sales, selling expenses were 8.1% for the year, a modest increase of 0.6% from the 7.5% posted for the year ended May 31, 2006.

The major components of selling expenses are as follows:

	Year ended May 31,
	2007	% of sales	2006	% of sales
Payroll Expense—Sales	$624,611	3.0%	$447,667	2.9%
Commissions Expense	$620,998	3.0%	$444,604	2.9%

The overall increase in selling expenses was attributed to payroll expenses related to the inclusion of Keytronics and National Hybrid Group expenses in fiscal 2007.

Business Development

The Company’s business and development expenses increased from $14,296 incurred during the year ended May 31, 2006 to $130,852 for the year ended May 31, 2007. Increased investor relation expenditures were largely a result of the reverse acquisition involving Rubincon Ventures Inc. in the second quarter and the acquisition of National Hybrid Group in the third quarter. In addition, the increase was due to the promotion of the Company’s new strategic vision of incorporating next generation nanotechnology based-technology into the design and manufacturing of existing and future product lines in our new state of the art facility under the oversight of top nanotechnology scientists and engineers.

General and Administrative Expenses

General and administrative expenses increased to $4,559,644 for the year ended May 31, 2007 from $2,061,204 for the year ended May 31, 2006. The increase is largely a result of non-cash stock-based compensation expense of $1,497,199, of which $888,360 relates to the options issued under the Plan of Arrangement for the then existing API options. In addition, approximately $889,500 of the increase is due to the additions of Keytronics and the National Hybrid Group operations in the current fiscal year.

The major components of general and administrative expenses are as follows:

	Year ended May 31,
	2007	2006	$ Change
Officer Salary	$1,228,645	$198,677	$1,029,968
Rent and Management Fees	$185,108	$183,364	$1,744
Professional Services	$617,204	$302,204	$315,000
Office Salary	$537,127	$259,074	$278,053
Depreciation and Amortization	$299,644	$391,890	$(92,246)
Consultants	$302,123	$91,610	$210,513

Officer salaries expense increased to $1,228,645 for the year ended May 31, 2007 from $198,677 for the year ended May 31, 2006—an increase of $1,029,968 due largely to stock-based compensation on exchangeable shares in the amount of $888,360 for the year ended May 31, 2007 compared to a stock option based compensation of $0 for the year ended May 31, 2006.

Rent and management fees increased for the year ended May 31, 2007 in the amount of $1,744 to $185,108.

Professional services include legal, accounting, audit and taxation services increased for the year ended May 31, 2007 to $617,204 from $302,204 for the year ended May 31, 2006, an increase of $315,000 largely as a result of the inclusion of Keytronics and the National Hybrid Group results in fiscal 2007.

Office salaries increased to $537,127 for the year ended May 31, 2007 from $259,074 an increase of $278,053 due largely to the inclusion of Keytronics and the National Hybrid Group results in fiscal 2007.

Depreciation and amortization decreased for the year ended May 31, 2007 in the amount of $92,246 to $299,644 as a result of some assets being fully amortized during the year.

Consulting expenses increased to $302,123 for the year ended May 31, 2007 from $91,610 for the year ended May 31, 2006 due to stock based compensation expense amortized for stock options granted to consultants and consulting fees related to the development of a nanotechnology infrastructure.

Research and Development Expenses

Research and development increased to $316,099 for the year ended May 31, 2007 from $47,114, for the year ended May 31, 2006, largely as a result of research and development costs of $202,914 at National Hybrid Group.

Operating Income (Loss)

The Company posted an operating loss for the year ended May 31, 2007 of $1,657,860 compared to operating income of $874,841 for the year ended May 31, 2006. The decrease in operating income is attributed to non-cash stock-based compensation expense of $1,497,199 and an increase in Research and Development costs of $316,099. Lower profits were also a result of lower sales volumes at API Electronics and the inclusion of Keytronics operating loss in fiscal 2007 plus higher costs related to the Plan of Arrangement Rubincon and acquisition of the National Hybrid Group. The Company also increased their business development expenses due the acquisitions and the promotion of the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in our new state of the art facility under the oversight of top nanotechnology scientists and engineers.

Other Income And Expense

Other expense was $6,577 for the year ended May 31, 2007 compared to other income of $100,214 for the year ended May 31, 2006.

The Company had net interest income of $39,214 for the year ended May 31, 2007 compared to interest expense of $46,091. The increase is related to the Company’s investment in short-term notes due to increased cash flows from operating activities, the National Hybrid acquisition and cash provided from financing activities.

The company realized a gain on marketable securities of $72,644 for the year ended May 31, 2007 compared to a gain of $10,584.

Foreign currency translation gains increased from a loss of $117,472 in the year ended May 31, 2006 to a gain of $146,850 for the year ended May 31, 2007. The increase is due to the high volatility in the U.S. dollar versus Canadian dollar and the British Pound versus the Canadian dollar. Due to this volatility, the Filtran Group and the corporate office experienced a gain of $162,359 and $101,963 respectively on net operating cash transactions that involved foreign currency translations.

Income Taxes

The Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2017, respectively.

Net Income (Loss)

The Company incurred a net loss for the year ended May 31, 2007 of $953,503 compared to net income of $716,598 for the year ended May 31, 2006. The decrease in net income is attributed to lower sales volumes at API Electronics and TM Systems II, non-cash stock-based compensation expense of $1,497,199 and an increase to research and development expenses of $316,099. Lower profits were also a result of lower sales volumes at API Electronics Inc. and the inclusion of Keytronics operating loss in fiscal 2007 plus higher costs related to the Plan of Arrangement with Rubincon and acquisition of the National Hybrid Group. The Company also increased its business development expenses due the acquisitions and the promotion of the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in our new state of the art facility under the oversight of top nanotechnology scientists and engineers.

Liquidity and Capital Resources

Year Ended May 31, 2007 compared to the Year Ended May 31, 2006

Liquidity

At May 31, 2007, the Company held cash of $3,277,468 compared to $946,680 at May 31, 2006. The increase is largely due to net cash of $3,250,531 acquired from the Plan of Arrangement and the issuance of common shares for net proceeds of $7,923,000, offset by the acquisition of the National Hybrid Group, net of cash acquired of $8,789,552.

At May 31, 2007, the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory increased 125% from $4,599,616 at May 31, 2006 to $10,360,869 at May 31, 2007. This increase was largely due to the inclusion of the National Hybrid Group inventory of $5,569,720 as a result of its January 24, 2007 acquisition. Accounts receivable increased 93.5% from $1,791,569 at May 31, 2006 to $3,466,028 at May 31, 2007 due to the inclusion of the National Hybrid Group accounts receivable ($1,493,181). Accounts payable increased by $1,260,870 to $3,178,987 at May 31, 2007 from $1,918,117 at May 31, 2006.

Long-term debt (current and long-term portion) decreased from $545,303 at May 31, 2006 to $471,908 at May 31, 2007.

Total assets increased to $27,346,760 at May 31, 2007 from $14,106,302 at May 31, 2006. The increase resulted primarily from the Plan of Arrangement and the acquisition of the National Hybrid Group.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $639,957 for the year ended May 31, 2007 compared to $539,270 for the year ended May 31, 2006. Cash from operating activities increased by $100,687 mainly as a result of the net loss for the twelve month period ending May 31, 2007 of $953,503 which included non-cash stock based compensation expenses of $1,497,199 and depreciation and amortization expense of $982,888, gain on marketable securities of $72,644 and deferred taxes of $528,000 offset by a change in operating assets and liabilities which utilized cash in the amount of $285,983.

Investing activities for the year ended May 31, 2007 consisted of the purchase of capital assets of $512,088, the use of net cash proceeds of $8,789,552 for the National Hybrid Group acquisition (2006 Keytronics— $953,753), the purchase of marketable securities of $0 (2006—$86,288) and proceeds from the sale of marketable securities $72,644 (2006—$494,953).

Financing activities included the net cash proceeds from the Plan of Arrangement, net of transaction costs of $3,250,531 (2006—$0). In addition for the year ended May 31, 2007 financing activities included the issuance of common stock with proceeds of $7,923,000 (2006—$1,000,000), the purchase and retirement of common stock of $57,000 (2006—$1,497,566), repayments of capital leases $4,321 (2006—$45,337), net proceeds from long-term debt of $6,000,000 (2006—$0), and repayments of long term debt $6,073,395 (2006—$40,122), and bank indebtedness advances, net of repayments, of $122,762 (2006—$149,271).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At May 31, 2007, API Electronics had borrowed $395,147 (May 31, 2006—$340,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2008.

The Company’s subsidiary Filtran Limited has a line of credit of $931,000 (Cdn$1,000,000). At May 31, 2007, Filtran Limited had borrowed $158,375 (May 31, 2006—$172,367). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2008.

The Company’s subsidiary Keytronics has a working capital line of credit of $125,000. At May 31, 2007, Keytronics borrowed $81,754 against this line. This credit is secured by all Keytronics’ assets pursuant to a general security agreement. This line charges prime plus 1 % for borrowings.

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

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics Group Corp., API Nanotronics Sub, API Electronics, TM Systems, the Filtran Group, Keytronics and the National Hybrid Group. All significant inter-company transactions and balances are eliminated in consolidation.

Inventory

Raw materials are recorded at the lower of cost and net realizable value. Finished goods and work in process are stated at the lower of cost, which includes material, labor and overhead, and net realizable value. Cost is generally determined on a first-in, first-out basis.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of May 31, 2007 or May 31, 2006.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of May 31, 2007 and 2006.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered (See Contract Revenue and Non-Contract Revenue above).

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $126,762, and $0 in warranty liability as of May 31, 2007 and 2006, respectively, which has been included in accounts payable and accrued expenses.

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

Shareholders’ Equity

As of May 31, 2007 there were 64,994,772 common shares of API Nanotronics Corp. or equivalents issued and outstanding, no warrants outstanding and exercisable, and 6,725,000 stock options outstanding at exercise prices ranging from $.464 to $2.06 with remaining average contractual lives of 4.77 years.

During the fiscal year ended May 31, 2007, the Company accepted subscriptions for 4,250,270 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $1.85 per share. The Company received gross proceeds of $7,858,750 for such shares. As of May 31, 2007, the Regulation S private placement was closed.

During the fiscal year ended May 31, 2007, API acquired and retired 30,000 common shares at a total cost of $57,000.

During the 2006 fiscal year, 4,000,000 common shares of API were issued upon the exercise of stock options for proceeds of $1,000,000 plus $996,000 of additional paid in capital.

All the above share numbers reflect the effect of the 10 for 1 conversion ratio of the Plan of Arrangement.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements are included in this Form 10-KSB immediately following the signature page.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the fiscal year ended May 31, 2007, there have been no changes in the our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors, Executive Officers And Corporate Governance

The information called for by Item 9 of Part III of Form 10-KSB is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act, in response to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-B under the Securities Act and the Exchange Act (“Regulation S-B”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-KSB under the caption “Description of Business—Executive Officers.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached as an exhibit to our Form 8-K filed with the SEC on June 22, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

The information called for by Item 10 of Part III of Form 10-KSB is incorporated by reference to the information set forth in the Proxy Statement in response to Item 402 of Regulation S-B.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 11 of Part III of Form 10-KSB is incorporated by reference to the information set forth in the Proxy Statement in response to Item 201(d) and 403 of Regulation S-B.

ITEM 12.	CERTAIN RELATIONSHP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item pursuant to Items 404 and 407(a) of Regulation S-B is contained in the Proxy Statement and is incorporated in this annual report on Form 10-KSB by reference.

PART IV

ITEM 13.	EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-KSB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

*10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

*10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

*10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

*10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.7	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.8	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

*10.9	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

10.11	Stock Purchase Agreement, dated January 24, 2007, among the Company, the Estate of Benedict Pace, National Hybrid, Inc. and Pace Technologies, Inc. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

*10.12	Promissory Note of API Nanotronics Corp., in the principal amount of $6,000,000, dated as of January 24, 2007, in favor of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

*10.13	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed on February 15, 2007)

*10.14	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Jonathan Pollack (filed herewith).

*10.15	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Arthur Cape (filed herewith).

*10.16	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Thomas W. Mills, Sr. (filed herewith).

*10.17	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Claudio Mannarino (filed herewith).

*10.18	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Phillip DeZwirek (filed herewith).

*10.19	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Jason DeZwirek (filed herewith).

*10.20	Non-Statutory Stock Option Agreement, dated March 15, 2006, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 8-K filed on March 24, 2006).

*10.21	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (filed herewith).

*10.22	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (filed herewith).

*10.23	The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

10.24	Asset Purchase Agreement dated July 17, 2007 between API Nanofabrication and Research Corporation and NanoOpto Corporation (incorporated by reference from the Company’s Form 8-K filed on July 23, 2007).

*10.25	Promissory Note of API Nanotronics Corp. in the principal amount of $4,000,000, dated as of July 18, 2007, in favor of Jason DeZwirek (filed herewith).

10.26	Lease, dated July 19, 2007, between Franklin Cottontail LLC and API Nanofabrication and Research Corporation and Guaranty of Lease by API Nanotronics Corp. (filed herewith).

14.1	Code of Ethics for the Company Directors, Officers, Employees and Agents including Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.2	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

16.3	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 22, 2006).

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Withum Smith + Brown, P.C. (filed herewith)

23.2	Consent of BDO Dunwoody LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Vice President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*	Management contracts, compensation plans, or arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the Proxy Statement under the captain “Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-KSB by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

/s/ PHILLIP DEZWIREK
Phillip DeZwirek, Chief Executive Officer
Dated: August 22, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/s/ PHILLIP DEZWIREK Phillip DeZwirek, Chairman, Director, Chief Executive Officer and Treasurer	August 22, 2007

Principal Financial and Accounting Officer

/s/ CLAUDIO MANNARINO Claudio Mannarino Vice President—Finance and Chief Financial Officer	August 22, 2007

/s/ THOMAS W. MILLS Thomas W. Mills, President, Chief Operating Officer and Director	August 22, 2007

/s/ JASON DEZWIREK Jason DeZwirek, Director and Secretary	August 22, 2007

/s/ DONALD A. WRIGHT Donald A. Wright, Director	August 22, 2007

/s/ ARTHUR CAPE Arthur Cape, Director	August 22, 2007

/s/ JONATHAN POLLACK Jonathan Pollack, Director	August 22, 2007

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Nanotronics Corp.

We have audited the consolidated balance sheet of API Nanotronics Corp. as of May 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Nanotronics Corp. as of May 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ WITHUMSMITH+BROWN, P.C.

New Brunswick, New Jersey

August 13, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

API Electronics Group Corp.

We have audited the consolidated balance sheet of API Electronics Group Corp. as of May 31, 2006 and the consolidated statement of operations, shareholders’ equity, and cash flows for the year ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of API Electronics Group Corp. at May 31, 2006 and the results of its operations and its cash flows for the year ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO DUNWOODY LLP

Toronto, Ontario

July 24, 2006

API NANOTRONICS CORP.

Consolidated Balance Sheets

	May 31, 2007	May 31, 2006
Assets
Current
Cash and cash equivalents	$3,277,468	$946,680
Marketable securities, at fair value	605,011	41,598
Accounts receivable, less allowance for doubtful accounts of $73,249 and $82,475 at May 31, 2007 and 2006, respectively	3,466,028	1,791,569
Inventories	10,360,869	4,599,616
Deferred income taxes	63,000	40,400
Prepaid expenses and other current assets	495,152	304,064

	18,267,528	7,723,927
Fixed assets, net	6,522,012	3,625,223
Deferred income taxes	803,141	373,600
Goodwill	1,130,906	1,137,166
Intangible assets, net	623,173	1,246,386

	$27,346,760	$14,106,302

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$635,276	$512,514
Accounts payable and accrued expenses	3,178,987	1,918,117
Deferred revenue	—	119,850
Deferred income taxes	242,000	85,400
Current portion of long-term debt	404,711	240,921
Current portion of capital leases	10,388	34,266

	4,471,362	2,911,068
Deferred income taxes	805,712	681,600
Long term debt, net of current portion	67,197	304,382
Capital leases payable, net of current portion	23,022	3,465

	5,367,293	3,900,515

Shareholders’ equity
Common stock, ($0.001 par value, 200,000,000 authorized shares 64,994,772 and 28,176,740 shares issued and outstanding at May 31, 2007 and 2006, respectively)	64,994	28,177
Special voting stock ($0.001 par value, 1 and 0 shares authorized, issued and outstanding at May 31, 2007 and 2006, respectively)	—	—
Additional paid-in capital	24,196,980	11,690,067
Accumulated deficit	(3,451,767)	(2,498,264)
Accumulated other comprehensive income:
Currency translation adjustment	784,982	946,859
Unrealized gain (loss) on marketable securities, net of tax	384,278	38,948

Total accumulated other comprehensive income	1,169,260	985,807

	21,979,467	10,205,787

	$27,346,760	$14,106,302

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	Year ended May 31, 2007	Year ended May 31, 2006
Revenue, net	$20,532,010	$15,634,093
Cost of revenues	15,523,691	11,460,467

Gross profit	5,008,319	4,173,626

Operating expenses
General and administrative	4,559,644	2,061,204
Research and development	316,099	47,114
Business development	130,852	14,296
Selling expenses	1,659,584	1,176,171

	6,666,179	3,298,785

Operating (loss) income	(1,657,860)	874,841
Other (income) expenses
Other (income) expense, net	6,577	(100,214)
Interest (income) expense, net	(39,214)	46,091
Realized (gain) on marketable securities	(72,644)	(10,584)
(Gain) loss on foreign currency transactions	(146,850)	117,472

	(252,131)	52,765

Income (loss) before income taxes	(1,405,729)	822,076
Provision for (benefit from) income taxes	(452,226)	105,478

Net income (loss)	$(953,503)	$716,598

(Loss) income per share—Basic	$(0.02)	$0.03

(Loss) income per share—Diluted	$(0.02)	$0.03

Weighted average shares outstanding
Basic	52,205,739	26,073,060
Diluted	52,205,739	28,542,450

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2005	26,843,960	$26,844	$12,188,966	$(3,214,862)	$509,829	$9,510,777
Share issued upon exercise of stock options	4,000,000	4,000	996,000	—	—	1,000,000
Shares repurchased and retired	(2,667,220)	(2,667)	(1,494,899)	—	—	(1,497,566)
Net income	—	—	—	716,598	—	716,598
Foreign currency translation adjustment	—	—	—	—	443,530	443,530
Unrealized gain(loss) on marketable securities- net of taxes	—	—	—	—	43,032	43,032
Recognized (gains) losses included in earnings	—	—	—	—	(10,584)	(10,584)

Total comprehensive income (loss)						1,192,576

Balance at May 31, 2006	28,176,740	28,177	11,690,067	(2,498,264)	985,807	$10,205,787
Share issued upon exercise of stock options	100,000	100	59,900	—	—	60,000
Shares repurchased and retired	(30,000)	(30)	(56,970)	—	—	(57,000)
Adjustment of consolidation shares	7,320	7	(7)	—	—	—
Outstanding shares of parent company prior to Plan of Arrangement (See Note 1)	40,006,672	40,006	3,140,525	—	—	3,180,531
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with Plan of Arrangement	(7,516,230)	(7,516)	7,516	—	—	—
Stock based compensation expense	—	—	1,497,199	—	—	1,497,199
Proceeds from Regulation S private placement	4,250,270	4,250	7,858,750	—	—	7,863,000
Net loss	—	—	—	(953,503)		(953,503)
Foreign currency translation adjustment	—	—	—	—	(128,181)	(128,181)
Unrealized gain(loss) on marketable securities- net of taxes	—	—	—	—	384,278	384,278
Recognized (gains) losses included in earnings	—	—	—	—	(72,644)	(72,644)

Total comprehensive income (loss)						(770,050)

Balance at May 31, 2007	64,994,772	$64,994	$24,196,980	$(3,451,767)	$1,169,260	$21,979,467

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	Year ended May 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(953,503)	$716,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	982,888	804,405
Stock based compensation	1,497,199	—
Gain on sale of marketable securities	(72,644)	(81,460)
Deferred income taxes (benefit)	(528,000)	81,738
Changes in operating assets and liabilities, excluding business acquisitions
Accounts receivable	(14,196)	(71,028)
Inventories	(250,958)	(637,841)
Prepaid expenses and other current assets	87,211	(56,961)
Accounts payable and accrued expenses	11,810	313,133
Deferred revenue	(119,850)	(529,314)

Net cash provided by operating activities	639,957	539,270
Cash flows from investing activities
Purchase of fixed assets	(512,088)	(139,321)
Purchase of marketable securities	—	(86,288)
Business acquisitions, net of cash acquired	(8,789,552)	(953,753)
Proceeds from sale of marketable securities	72,644	494,953

Net cash (used) by investing activities	(9,228,996)	(684,409)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	7,923,000	1,000,000
Repurchase of common shares	(57,000)	(1,497,566)
Plan of Arrangement, cash acquired net of transaction costs	3,250,531	—
Short term borrowings advances (repayments), net	122,762	149,271
Repayment of obligations—capital lease	(4,321)	(45,337)
Repayment of long term debt	(6,073,395)	(40,122)
Net proceeds—long-term debt	6,000,000	—

Net cash provided by (used) financing activities	11,161,577	(433,754)
Effect of exchange rate on cash and cash equivalents	(241,750)	12,443

Net increase (decrease) in cash and cash equivalents	2,330,788	(566,450)
Cash and cash equivalents, beginning of year	946,680	1,513,130

Cash and cash equivalents, end of year	$3,277,468	$946,680

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the results of API Nanotronics Corp. (the “API Nanotronics”), formerly known as Rubincon Ventures, Inc., and API Electronics Group Corp., API Nanotronics Sub, Inc., API Electronics, Inc., the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM II Inc., Keytronics Inc. and the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as “the Company.”

The Company’s focus is the manufacture and design of high reliability semiconductor and microelectronics circuits for military, aerospace and commercial applications. The Company through acquisitions has expanded its manufacturing and design of electronic components to include filters, transformers, inductors, high-performance microcircuits, custom hybrid microcircuits and custom power supplies for land and amphibious combat systems, mission critical information systems and technologies, shipbuilding and marine systems, and business aviation.

On May 8, 2006, Rubincon Ventures Inc., as API Nanotronics was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp. (“API”). Rubincon is a Delaware corporation and API is an Ontario corporation. Rubincon formed an Ontario subsidiary, RVI Sub, Inc., now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.”

Pursuant to the Canadian court approved Plan of Arrangement, API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 previously outstanding API common shares was granted the right to receive for each API common share, 10 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder, (see Note 14). The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio (see Note 15—Stock Based Compensation).

For accounting purposes, the acquisition of API by Rubincon was considered a reverse acquisition, an acquisition transaction where the acquired company, API, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by API rather than a purchase of API by Rubincon was because Rubincon was a shell company. As reported in its Form 10-QSB for the quarter ended October 31, 2006, (the final quarterly filing requirement for Rubincon under its prior year end of January 31, 2006), Rubincon had cash of approximately $4,200,000, other assets of approximately $117,000 and liabilities of approximately $187,000.

In conjunction with this reverse acquisition, Rubincon changed its year-end from January 31 to May 31, the year-end of API. Assets, liabilities and equity of the Company continue to be that of the operating company, API, as adjusted for the cash, other assets and liabilities of Rubincon. No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheets for the period reflects that of the legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10-for-1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the Plan of Arrangement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics Group Corp., API Electronics, TM Systems II, Filtran Limited and Filtran Inc. (Filtran Group), Keytronics, National Hybrid and Pace Technologies (National Hybrid Group). All significant inter-company transactions and balances are eliminated in consolidation.

Reclassifications

Comparative figures have been reclassified to conform to the current period presentation.

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

Inventory

Raw materials are recorded at the lower of cost or net realizable value. Finished goods and work in process are stated at the lower of cost, which includes material, labor and overhead, or net realizable value. Cost is generally determined on a first-in, first-out basis.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis

Buildings	20 years

Computer equipment	3 years

Computer software	3 years

Furniture and fixtures	5 years

Machinery and equipment	5 to 10 years

Vehicles	3 years

Declining balance basis

Electronic manufacturing equipment	5 to 10 years

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of May 31, 2007, approximately $2,700,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition (See Note 4) have not been placed in service as the Company had not finalized their nanofabrication and research plan as of May 31, 2007 and accordingly depreciation expense has not been recorded on such assets.

Computer Software Developed or Obtained For Internal Use

All direct internal and external costs incurred in connection with the development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are included in property, equipment and leasehold improvements and are amortized on a straight-line basis over three years beginning with when such assets are placed in service.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of May 31, 2007 and 2006.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of May 31, 2007 or 2006.

Income taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available net operating loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $126,762, and $0 in warranty liability as of May 31, 2007 and 2006, respectively, which has been included in accounts payable and accrued expenses.

Research and Development Expenses

Research and development expenses are expensed when incurred.

Stock-Based Compensation

Effective June 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R required that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

Financial Instruments

The fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-tem borrowings approximate the carrying value due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. Marketable securities are included at fair value. The recorded value of long-term debt approximately equals the fair value of the debt due to debt with similar terms and rates currently available to the Company.

The Company carries out a portion of transactions in foreign currencies included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in US dollars.

Foreign Currency Translation and Transactions

Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income Statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive income (loss) component of shareholder’s equity. Gains and loses from foreign currency transactions are recognized in the consolidated statement of operations.

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

Receivables and Credit Policies

Accounts receivable are non-interest bearing uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended May 31, 2007 and 2006, advertising expense was $51,454 and $19,064, respectively.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and considers the Company’s risk negligible.

The Company may, at times, have a concentration of their customer receivables with a specific customer. At May 31, 2007, three customers accounted for approximately 28 percent of outstanding receivables (each customer accounting for 10, 9 and 9 percent, respectively) and at May 31, 2006 three customers accounted for approximately 33 percent of outstanding receivables (each customer accounting for approximately 10, 11 and 12 percent, respectively).

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 77 percent and 65 percent for 2007 and 2006, respectively, of the Company’s revenue.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share (see Note 18).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Statement of Changes in Shareholders’ Equity.

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

4. BUSINESS ACQUISITIONS

On August 29, 2005, the Company entered into an agreement to purchase certain assets of Sensonics, Inc. (“Sensonics”). Sensonics is a designer and manufacturer of electronic circuits and aircraft instrumentation. The assets include certain contracts, the seller’s CAGE code, the right to use the seller’s name, all test fixtures, test equipment, plans, specifications and files relating to previous contracts performed, inventory and equipment. The consideration for the assets was $200,000 payable solely from 25% of the Gross Profit earned by API Electronics Inc. on all orders or contracts received by it on or after August 29, 2005, for product previously manufactured or sold by Sensonics (See Note11).

The assets acquired at fair value, as at August 29, 2005 were as follows:

Inventory	$49,000
Machinery and equipment	35,000
Customer contracts	116,000

Fair value of assets acquired	$200,000

On April 27, 2006, the Company acquired all the shares of Keytronics, Inc. for an aggregate purchase price of $1,369,236. Keytronics, Inc. is a designer and manufacturer of electronic components of major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation. The purchase price was satisfied through payment of cash in the amount of $1,169,236 and delivery of a $200,000 promissory note (See Note 11). The Company also incurred legal costs in connection with the acquisition in the amount of $19,881 giving a total acquisition cost of $1,389,117.

The assets acquired at fair value, as at April 27, 2006 are as follows:

Cash	$235,364
Current assets	832,292
Fixed assets	527,064
Current liabilities	(98,062)
Long-term liabilities	(107,541)

Fair value of assets acquired	$1,389,117

On January 25, 2007, the Company acquired all the stock of National Hybrid, Inc. and Pace Technology, Inc. (“National Hybrid Group”). The purchase price was $9,750,000 payable in cash.

The National Hybrid acquisition adds new product lines and strengthens the Company’s research and manufacturing capabilities as the Company embarks on the next phase of growth in Nanotechnology. The acquisition also significantly increases revenue’s and further solidifies the Company as key supplier of critical electronic components to the US Department of Defense and leading defense contractors.

The National Hybrid Group’s expertise includes analog and digital designs as well as application specific integrated circuits and gate-array implementations. Extensive in-house simulation, prototype testing and analysis facilities allow the National Hybrid Group to develop products for both standard and custom applications with heightened reliability.

On January 24, 2007, the Company borrowed $6,000,000 from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (the “Lender”) (a related party as described in Note 17) in order to fund its purchase of the stock of the National Hybrid Group from the Estate of Benedict Pace, and to provide the Company with additional working capital. This loan is evidenced by a promissory note (the “Note”) in favor of the Lender. The Note bears interest at 12% per annum and with interest payable semi-annually. The principal amount of the Note is due five years and one month from the date on which it was made and may be prepaid at any time at the option of the Company without penalty. The loan and interest was repaid as of May 31, 2007.

The purchase price of the National Hybrid Group was satisfied through payment of cash in the amount of $9,750,000. The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $191,310, giving a total acquisition cost of $9,966,766. The Company has accounted for the acquisition using the purchase method of accounting. The results of operations of the National Hybrid Group have been included in the Company’s results of operations beginning on January 24, 2007. In accordance with SFAS No. 141, “Business Combinations” the total purchase price was allocated to the National Hybrid Group’s net assets based on their estimated fair values as of January 24, 2007. The fair values assigned to tangible assets acquired and liabilities assumed are as follows:

Cash	$1,177,214
Current assets	7,518,857
Fixed assets in use and to be placed in service	2,729,311
Current liabilities	(1,249,060)
Deferred income taxes	(209,556)

Fair value of assets acquired	$9,966,766

The following unaudited pro forma summary presents the combined results of operations as if the National Hybrid Group, Keytronics, Inc and Sensonics, Inc. acquisitions described above had occurred at the beginning of each period for the years ended May 31, 2007 and 2006 and does not purport to be indicative of the results of operations that would have occurred had the transaction been completed as of those dates or of results that may occur in the future.

	Year ended May 31, 2007	Year ended May 31, 2006
Revenues	$29,107,969	$27,095,060
Net Income (loss)	$64,810	$38,210
Net Income (loss) per share—basic	$0.00	$0.00
Net Income (loss) per share—diluted	$0.00	$0.00

5. MARKETABLE SECURITIES

Marketable securities, which are classified as available for sale, consisted of the following at May 31 and are included in current assets:

	2007		2006
	Cost	Market	Cost	Market
Shares in Canadian venture issuers	$2,730	$605,011	$2,650	$41,598

Gross unrealized holding gains and losses amounted to $602,281 and $0, respectively at May 31, 2007, and $38,948 and $0, respectively, at May 31, 2006.

6. INVENTORIES

Inventories consisted of the following as of May 31:

	2007	2006
Raw materials	$5,199,245	$1,122,855
Work in progress	2,573,329	1,617,334
Finished goods	2,588,295	1,859,427

Total	$10,360,869	$4,599,616

7. FIXED ASSETS

Fixed assets consisted of the following as of May 31:

	2007
	Cost	Accumulated Depreciation	Net Book Value
Land	$504,493	$—	$504,493
Buildings	3,169,234	879,569	2,289,665
Computer equipment	249,926	239,811	10,115
Computer software	297,051	246,795	50,256
Furniture and fixtures	361,858	344,751	17,107
Machinery and equipment (A)	5,577,951	1,927,575	3,650,376
Vehicles	58,290	58,290	—
Web site development costs	30,826	30,826	—

	$10,249,629	$3,727,617	$6,522,012

(A)	Included in machinery and equipment is approximately $2,700,000 of assets acquired in conjunction with the National Hybrid Group acquisition not yet placed in service. The Company expects to place the assets in service in fiscal 2008.

	2006
	Cost	Accumulated Depreciation	Net Book Value
Land	$504,493	$—	$504,493
Buildings	2,974,510	727,125	2,247,385
Computer equipment	194,724	192,688	2,036
Computer software	203,488	191,386	12,102
Furniture and fixtures	129,017	109,428	19,589
Machinery and equipment	2,663,879	1,832,880	830,999
Vehicles	53,096	44,477	8,619
Web site development costs	30,826	30,826	—

	$6,754,033	$3,128,810	$3,625,223

Depreciation expense amounted to $449,530 and $359,459 for the years ended May 31, 2007 and 2006, respectively. Included in these amounts are $20,546 and $16,071 of amortization of assets under capital lease for the years ended May 31, 2007 and 2006, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at May 31:

	2007	2006
Goodwill not subject to amortization:
Beginning balance, net	$1,137,166	$997,611
Effects of currency translation	(6,260)	139,555

Ending balance, net	$1,130,906	$1,137,166

	2007	2006
Intangible assets subject to amortization:
Non-compete agreements	$951,100	$953,605
Less: Accumulated amortization	(882,350)	(694,136)
Customer contracts	1,831,784	1,831,784
Less: Accumulated amortization	(1,277,361)	(844,867)

	$623,173	$1,246,386

Amortization expense amounted to $533,358, and $444,946 for the years ended May 31, 2007 and 2006, respectively. Amortization expense is expected to be approximately $419,000, $204,000 and $-0- for the years ending May 31, 2008, 2009 and 2010, respectively.

9. SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at May 31:

	2007	2006
The Company’s wholly owned subsidiary, API Electronics has a working capital line of credit of $500,000. The credit is secured by all of its assets pursuant to a general security agreement. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to an annual renewal provision on April 14, 2008. (See Note 17)	$395,147	$340,147

The Company’s wholly owned subsidiary, Filtran Limited has a working capital line of credit in the amount of $931,000 ($1,000,000 Cdn$) with a major Canadian bank. The interest on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease an asset at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a 1st Collateral Mortgage on Filtran’s assets and building. The line is subject to an annual renewal provision on May 31, 2008.	158,375	172,367

The Company’s wholly owned subsidiary, Keytronics Inc. has a working capital line of credit of $125,000. The credit is secured by all of its assets pursuant to a general security agreement. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to an annual renewal provision on June 30, 2007.	81,754	—

Total	$635,276	$512,514

At May 31, 2007 and 2006, the US prime rate was 8.25 and 8.00 percent per annum, respectively, and the Canadian prime rate was 4.25 and 6.00 percent per annum, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at May 31:

	2007	2006
Accounts payable and accrued expenses	$2,660,739	$1,485,660
Wage and vacation accrual	399,064	297,327
Audit and accounting fees	119,184	135,130

Total	$3,178,987	$1,918,117

11. LONG-TERM DEBT

Long-term debt consisted of the following at May 31:

	2007	2006
Promissory note, repayable based on 25% of the gross profit earned by the Company on all orders or contracts received by it on or after August 29, 2005, for product previously manufactured or sold by Sensonics. Non-interest bearing.	$160,935	$200,000

Loan payable, bearing interest of 10%, with monthly principal and interest payments of $4,467, secured by the assets of Keytronics, repayable by March 6, 2010.	110,973	145,303

Promissory note payable to former shareholders of Keytronics with a first security interest in the common stock of Keytronics, repayable by October 27, 2007, bearing interest of 5%.	200,000	200,000

	471,908	545,303
Less: Current Portion	404,711	240,921

Long-term debt, net of current portion	$67,197	$304,382

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:

Year	Amount
2008	$404,711
2009	49,933
2010	17,264
2011 and thereafter	—

Total	$471,908

12. OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment under various capital leases expiring between February 2008 and February 2012. The asset and liability under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

A summary of property held under capital leases and included in Note 7, is as follows:

	May 31,
	2007	2006
Equipment	$45,020	$168,449
Less: Accumulated amortization	8,489	70,793

Equipment, net	$36,531	$97,656

Obligations under capital leases consist of the following:

	May 31,
	2007	2006
Equipment capital leases, with monthly lease payments of $866 and $3,760 for 2007 and 2006, respectively, including interest at approximately 9%, secured by the leased assets.	$33,410	$37,731
Less: Current maturities	10,388	34,266

Obligations under capital leases, less current maturities	$23,022	$3,465

Future minimum lease payments for the next five years are as follows:

Year	Amount
2008	$10,388
2009	9,319
2010	7,808
2011	7,808
2012	5,205

40,528
Less: Imputed Interest	7,118

$33,410

13. INCOME TAXES

The geographical sources of income (loss) before income taxes for the years ended May 31, 2007 and 2006 were as follows:

	2007	2006
Income (loss) before income taxes (benefit):
Unites States	$(281,135)	$229,871
Non-United States	(1,124,594)	592,205

Total	$(1,405,729)	$822,076

The income tax provision (benefit) is summarized as follows:

	2007	2006
Current:
Unites States	$75,774	$25,062
Non-United States	—	(1,322)
Research and development tax credits	—	—

	75,774	23,740

Deferred:
Unites States	—	—
Non-United States	(528,000)	81,738

	(528,000)	81,738

Income tax provision (benefit)	$(452,226)	$105,478

The consolidated effective tax (benefit) rate (as a percentage of income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

	2007	2006
U.S. federal statutory tax rate	34.0%	34.0%
Non-deductible expenses	(56.1)	(16.8)
Change in valuation allowance	(10.1)	(7.9)
Other items, net	48.3	3.5

Effective tax rate	16.1%	12.8%

The components of deferred taxes are as follows:

	2007	2006
Future income tax assets
Loss carryforwards	$47,000	$153,000
Other	58,000	29,000
Unrealized foreign exchange loss	546,000	475,000
Marketable securities	218,000	110,000
Intangible assets	511,000	345,000
Stock based compensation	506,000	—
Inventory	16,000	—
Capital assets	35,000	57,000

	1,937,000	1,169,000

Future income tax liabilities
Capital assets	(1,047,712)	(663,000)
Non-compete agreement	—	(19,000)
Inventory	—	(85,000)

	(1,047,712)	(767,000)

Valuation Allowance	(1,070,859)	(755,000)

	$(181,571)	$(353,000)

	2007	2006
Analysis of changes in deferred taxes
Income statement effect	$(528,000)	$81,738
Liabilities in connection with acquisition of National Hybrid	206,818	—
Other comprehensive income effect	217,000)	—
Cumulative translation adjustment	(67,247)	56,362

Change in deferred taxes	$(171,429)	$138,100

	2007	2006
Balance sheet presentation
Deferred income tax assets—current	$63,000	$40,400
Deferred income tax assets—long-term	803,141	373,600
Deferred income tax liability—current	(242,000)	(85,400)
Deferred tax liabilities—long-term	(805,712)	(681,600)

Net deferred tax liabilities	$(181,571)	$(353,000)

At May 31, 2007, the accompanying consolidated financial statements include $5,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $42,000.

The valuation allowance as of May 31, 2007 totaled $1,070,859 which consisted principally of established reserves for deferred tax assets of foreign entities. The valuation allowance as of May 31, 2006 totaled $755,000 which consisted principally of established reserves for deferred tax assets of foreign entities.

The Company has not provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

The American Jobs Creation Act of 2004 (the “Act”, which was enacted during the fourth quarter of 2004, creates a temporary incentive for U.S. corporations to repatriate accumulated earnings of non-U.S. subsidiaries by providing an 85 percent deduction for certain dividends from controlled foreign corporations. the Company continues to evaluate the provisions of the new tax law and, as of the current date, as final guidance has not been issued, management cannot reasonably estimate the amount, if any, of repatriations which would be subject to temporary tax relief. In accordance with FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” the tax deduction, if any, will be recorded in the period in which the effect becomes estimable.

The Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2017, respectively.

14. SHAREHOLDERS’ EQUITY

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole shareholder of API, and each holder of the outstanding API common shares was granted the right to receive for each API common share 10 shares of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to closing on the Plan of Arrangement, RVI Sub, Inc. had 40,006,672 shares of common stock outstanding and net assets of $3,180,531.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 28,254,060 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of May 31, 2007, (i) API Nanotronics had issued 20,737,830 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 7,015,550 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock) which exchangeable shares are the substantially equivalent to our common stock and (iii) API Nanotronics’ transfer agent was awaiting shareholder elections on 500,680 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued but is obligated to issue 7,516,230 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

The API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates are substantially economically equivalent to common stock of API Nanotronics Corp.

API Nanotronics amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with the Plan of Arrangement and allows the trustee to have at meetings of shareholders of API Nanotronics the number of votes equal to the number of exchangeable shares not held by API Nanotronics subsidiaries of API Nanotronics (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API Nanotronics stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API Nanotronics common stock at any time at the option of the holder. API Nanotronics Corp. may force the conversion of API Nanotronics Sub., Inc. exchangeable shares into shares of API Nanotronics common stock on the tenth anniversary of the date of the Plan of Arrangement or sooner upon the happening of certain events.

During the year ended May 31, 2007 and 2006 the Company acquired and retired 30,000 and 2,667,220 common shares at a total cost of $57,000 and $1,497,566 respectively.

During the year ended May 31, 2007, the Company received aggregate cash proceeds of $60,000 from the exercise of stock options. The Company issued 100,000 shares of common stock as the result of these transactions.

On June 29, 2006 the Company granted 800,000 options to purchase shares of common stock to an employee and a consultant, who at the time were both consultants of the Company. The options have an exercise price of $1.60, expire on June 29, 2011, 520,000 vest over a four to six year period and 280,000 vesting only upon the achievement of certain milestones.

On November 28, 2006 the Board of Directors of the Company approved the grant of options to purchase 300,000 shares of common stock with an exercise price of $2.06 per share to an employee, who at the time was a consultant of the Company. These 180,000 options vest over a period of four years starting June 2007 and ending in June 2010 and 120,000 vest only upon achievement of certain milestones.

During the year ended May 31, 2007, $421,377 of stock based compensation expense was recorded with respect to options granted to consultants as discussed above. As of May 31, 2007, $385,000 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones.

As of May 31, 2007, the Corporation sold 4,250,270 shares of its common stock for $1.85 per share for proceeds of $7,863,000 to investors located outside the United States in private placement transactions, which were made pursuant to Regulation S under the Securities Act of 1933 and were exempt from registration under such act.

Warrants

At May 31, 2007 and 2006 there are no warrants outstanding and exercisable.

15. STOCK BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”). All the prior options issued under the previous plans of API were carried over to this plan under the provisions of the Plan of Arrangement. There are 8,400,000 shares available under the Equity Incentive Plan as of May 31, 2007. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s equity incentive plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are at 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2007, there was $557,332 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over a weighted-average period of 5 years. During the year ended May 31, 2007 and 2006, $187,462 and $0, respectively has been recognized as stock based compensation expense in general and administrative expense.

In accordance with the combination agreement, as of November 6, 2006, 5,800,000 API stock options (on a post-exchange basis) were exchanged for 5,800,000 stock options of API Nanotronics. The fair value of the API Nanotronics options exceeded the fair value of the API options by $888,360 at November 6, 2006 under the Black-Scholes option pricing model with the following assumptions: Risk Free Rate—2.50%, Volatility—80%, Expected Life—4.17 years to 4.58 years, Dividend Yield—0%. The excess has been expensed as stock based compensation in general and administrative expense for the year ended May 31, 2007 and a corresponding amount has been added to the additional paid-in capital as part of stockholders’ equity.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2007	2006
Expected volatility	60 – 80%	80%
Expected dividends	0%	0%
Expected term	5 – 10 years	5 years
Risk-free rate	2.50% – 4.44%	4.44%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2005	4,100,000	$0.259
Exercised	(4,000,000)	$0.250
Issued	5,000,000	$0.461

Stock Options outstanding—May 31, 2006	5,100,000	$0.464
Issued	1,600,000	$1.811
Exercised	(100,000)	$(0.600)
Outstanding options of Rubincon (A)	125,000	$1.000

Stock Options outstanding—May 31, 2007	6,725,000	$0.792

Stock Options exercisable—May 31, 2007	5,125,000	$0.473

(A)	Stock options entitling the holder to purchase 100,000 common shares of the Company at an option exercise price of $1.00 per common share expiring March 14, 2011 were issued prior to the Plan of Arrangement. All of these options have vested.

The Company granted 25,000 stock options entitling the holder to purchase common shares of the Company for $1.00 per common share expiring March 28, 2016 prior to the Plan of Arrangement. All of these options have vested.

The weighted-average grant date fair value of options granted during the years ended May 31, 2007 and 2006 was $1.81 and $0.30, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at May 31, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.46 – 1.00	5,125,000	$0.47	3.74		5,125,000	$0.47
$ 1.60 – 2.00	1,300,000	$1.75	6.62		—	—
$ 2.06 – 3.00	300,000	$2.71	4.08		—	—
	6,725,000		4.77	$12,901,800	5,125,000		$11,463,800

The intrinsic value is calculated at the difference between the market value as of May 31, 2007 and the exercise price of the shares. The market value as of May 31, 2007 was $2.71 as reported by the Nasdaq Stock Market.

The following table illustrates the pro forma effect on net income and earnings per share for year ended May 31, 2006, assuming the Company had applied the fair value recognition provisions of SFAS 123 to all previously granted share-based awards after giving consideration to potential forfeitures during the year.

Year ended May 31, 2006
Net income, as reported	$716,598
Add: Total stock-based employee compensation included in reported net loss	—
Deduct: Total stock-based employee compensation income determined under fair value based model	(1,500,000)

Pro forma net loss	$(783,402)

Income (loss) Per Share:
Basic and diluted, as reported	$0.03
Basic and diluted, pro forma	$(0.03)

16. SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$11,867	$63,313

Cash paid for interest	$188,058	$46,091

(b) Non cash transaction
Note payable from business acquisition.	$402,567	$400,000
Other long-term debt assumed in conjunction with the Plan of Arrangement	$100,000	$—

17. RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses for the year ended May 31, 2007 are consulting fees of $80,942 (2006—$61,285) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $185,108(2006—$183,364) paid to a corporation in which two of the directors are also directors of the Company. (See Note 19(b)).

(b) The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements. (See Note 9).

(c) Included in interest expenses for the year ended May 31, 2007 are interest charges of $110,137 from the $6,000,000 borrowed from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp., an entity which the Company’s Chairman is President of, was used to fund the acquisition of the National Hybrid Group.

18. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the year ended May 31:

	2007	2006
Weighted-average shares—basic	52,205,739	26,073,600
Effect of dilutive securities	*	2,468,850

Weighted-average shares—diluted	52,205,739	28,542,450

*	All outstanding options aggregating 6,725,000 incremental shares, have been excluded from the May 31, 2007 (5,100,000 incremental shares from the May 31, 2006) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2007.

Basic EPS and diluted EPS for the years ended May 31, 2007 and 2006 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the year ended May 31, 2007 of 12,290,360 of which, only 7,516,230 shares have been exchanged as of May 31, 2007.

19. COMMITMENTS

(a) Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of May 31, 2007.

2007	$276,057
2008	$121,300

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $192,951, and $35,023 for the years ended May 31 2007 and 2006 respectively.

(b) On January 1, 2005, API entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel, and management services. This obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement. Included in general and administrative expenses for the year ended May 31, 2007 are $185,108 (2006—$183,364). (See Note 17(a)).

(c) On February 14, 2007, the Company and entered into an employment agreement (the “Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the Agreement, for termination without cause, the Corporation shall have the right to terminate employment on 30 days written notice. In such case, that employment has been terminated prior to the second anniversary of the effective date of the Agreement, the Corporation shall provide the Chief Technology Officer with severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the Agreement. Upon any termination without cause, the Chief Technology Officer shall also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

20. 401(k) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match 50% of employee contributions up to a maximum of 3% of the employee’s eligible compensation. Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the years ended May 31, 2007 and 2006, the Company incurred $71,969, and $26,205 respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

21. SEGMENT INFORMATION

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

Year Ended May 31, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,071,579	$14,460,431	$—	$—	$20,532,010
Inter-segment sales	8,216	389,477		(397,693)	—

Total revenue	6,079,795	14,849,908	—	(397,693)	20,532,010

Income before expenses below:	156,401	587,220	—	—	743,621
Corporate head office expenses	—	—	1,269,316	—	1,269,316
Depreciation and amortization	250,829	871,670	9,666	—	1,132,165
Other expense (income)	(136,105)	(3,315)	(112,711)	—	(252,131)
Income tax expense (benefit)	—	75,774	(528,000)	—	(452,226)

Net income (loss)	$41,677	$(356,909)	$(638,271)	$—	$(953,503)

Segment assets	$3,907,422	$15,131,006	$8,308,332	$—	$27,346,760
Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$38,576	$473,472	$—	$—	$512,088

Year Ended May 31, 2006	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,613,699	$9,020,394	$—	$—	$15,634,093
Inter-segment sales	—	365,360	—	(365,360)	—

Total revenue	6,613,699	9,385,754	—	(365,360)	15,634,093

Income before expenses below:	1,455,051	822,380	—	—	2,277,431
Corporate head office expenses	—	—	598,186	—	598,186
Depreciation and amortization	83,426	552,619	168,359	—	804,404
Other expense (income)	152,311	39,890	(139,436)	—	52,765
Income tax expense (benefit)	(7,706)	25,062	88,122	—	105,478

Net income (loss)	$1,227,020	$204,809	$(715,231)	$—	$716,598

Segment assets	$4,769,319	$8,795,638	$541,345	$—	$14,106,302
Goodwill included in assets	$1,137,166	$—	$—	$—	$1,137,166
Capital expenditures	$52,728	$86,593	$—	$—	$139,321

	Year ended May 31,
	2007		2006
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$17,425,819	$6,316,025	$12,199,898	$3,467,797
Canada	911,988	1,960,066	1,104,713	2,540,978
United Kingdom	1,386,113	—	1,712,629	—
All Other	808,090	—	616,853	—

	$20,532,010	$8,276,091	$15,634,093	$6,008,775

	Year ended May 31,
	2007	2006
Major Customer Revenue:
U.S. Department of Defense	10%	25%
U.S. Department of Defense subcontractors	67%	40%

23. SUBSEQUENT EVENTS

On June 20, 2007, the Company granted stock options to purchase 25,000 shares of common stock to each of two of its newly elected directors for an exercise price of $1.615 per share. Under each Stock Option Agreement, the option vests and becomes exercisable with respect to 8,333 option shares on June 21, 2008, 8,333 option shares on June 21, 2009 and 8,334 option shares on June 21, 2010. The term of such options is ten years.

On July 2, 2007, the Compensation Committee of the board of directors of the Company acted to reprice certain options that it had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the API Nanotronics Corp. 2006 Equity Incentive Plan (the “Plan”), were repriced to be the average of the closing bid and ask price on the date of the action by the Compensation Committee. The new option exercise price was $1.345 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. The Company incurred an incremental stock based compensation charge of approximately $180,000 as a result of the repricing.

On July 17, 2007, API Nanofabrication and Research Corporation (“API NRC”), a wholly-owned subsidiary of the Company, incorporated on July 3, 2007, entered into an Asset Purchase Agreement with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets (the “Purchase”), including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components. The purchase price was $4,000,000, and the Purchase was completed on July 19, 2007. The NanoOpto acquisition further increases the Company’s capability for research and development and manufacture of products based on nanotechnology and micro-electromechanical (MEMS) systems. The Company expects to allocate the purchase price to machinery and equipment and intellectual property.

API NRC financed the Purchase with $4,000,000 received from the Company. The Company borrowed the $4,000,000 from a member of the Board of Directors who is also the Secretary of the Company. The Note has a 5 year one month term and bears interest at the rate of 12%. The Note is payable unless sooner repaid, on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note shall occur and be continuing, all amounts due thereunder, including accrued unpaid interest may be declared immediately due and payable.