Form 10-Q
period 2007-08-31
API Nanotronics Corp.
filed 2007-10-15
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-29429

API NANOTRONICS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 University Avenue, Suite 1400

Toronto Ontario

Canada M5G 1X3

(Address of Principal Executive Offices)

(416) 593-6543

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

72,010,322 shares of common stock with a par value of $0.001 per share at October 4, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	Aug 31, 2007 (Unaudited)	May 31, 2007
Assets
Current
Cash and cash equivalents	$3,020,239	$3,277,468
Marketable securities, at fair value	476,607	605,011
Accounts receivable, less allowance for doubtful accounts of $63,571 and $73,249 at August 31, 2007 and May 31, 2007, respectively	3,359,472	3,466,028
Inventories	10,311,346	10,360,869
Deferred income taxes	63,000	63,000
Prepaid expenses and other current assets	499,626	495,152

	17,730,290	18,267,528
Fixed assets, net	9,543,568	6,522,012
Deferred income taxes	468,014	803,141
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,433,917	623,173

	$30,306,695	$27,346,760

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$440,752	$635,276
Accounts payable and accrued expenses	2,807,401	3,178,987
Deferred income taxes	—	242,000
Current portion of long-term debt	389,587	404,711
Current portion of capital leases	8,220	10,388

	3,645,960	4,471,362
Deferred income taxes	892,405	805,712
Long term debt, net of current portion	67,197	67,197
Long term debt, related party	4,057,863	—
Capital leases payable, net of current portion	23,022	23,022

	8,686,447	5,367,293

Shareholders’ equity
Common stock, ($0.001 par value, 200,000,000 authorized shares 64,994,772 and 64,994,772 shares issued and outstanding at August 31, 2007 and May 31, 2007, respectively)	64,994	64,994
Special voting stock ($0.001 par value, 1 share authorized, issued and outstanding at August 31, 2007 and May 31, 2007)	—	—
Additional paid-in capital	24,550,327	24,196,980
Accumulated deficit	(4,164,152)	(3,451,767)
Accumulated other comprehensive income:
Currency translation adjustment	775,737	784,982
Unrealized gain on marketable securities, net of tax	393,342	384,278

Total accumulated other comprehensive income	1,169,079	1,169,260

	21,620,248	21,979,467

	$30,306,695	$27,346,760

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Three Months Ended Aug 31, 2007 (Unaudited)	For the Three Months Ended Aug 31, 2006 (Unaudited)
Revenue, net	$7,099,642	$3,982,343
Cost of revenues	5,106,103	3,072,708

Gross profit	1,993,539	909,635

Operating expenses
General and administrative	1,384,598	611,482
Research and development	284,269	—
Business development	42,776	—
Selling expenses	595,007	253,875

	2,306,650	865,357

Operating (loss) income	(313,111)	44,278
Other (income) expenses
Interest expense, net	44,242	16,301
(Gain) loss on foreign currency transactions	53,443	(5,001)

	97,685	11,300

Income (loss) before income taxes	(410,796)	32,978
Provision for income taxes	301,589	34,634

Net loss	$(712,385)	$(1,656)

Loss per share – Basic	$(0.01)	$(0.00)

Loss per share – Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic	72,511,002	2,825,406
Diluted	72,511,002	2,825,406

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2007 (audited)	64,994,772	$64,994	$24,196,980	$(3,451,767)	$1,169,260	$21,979,467
Stock based compensation expense	—	—	353,347	—	—	353,347
Net loss for the period	—	—	—	(712,385)	—	(712,385)
Foreign currency translation adjustment	—	—	—	—	(9,245)	(9,245)
Unrealized gain(loss) on marketable securities- net of taxes	—	—	—	—	9,064	9,064

Total comprehensive loss						(712,566)

Balance at August 31, 2007 (unaudited)	64,994,772	$64,994	$24,550,327	$(4,164,152)	$1,169,079	$21,620,248

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Three Months Ended Aug 31,
	2007 (Unaudited)	2006 (Unaudited)
Cash flows from operating activities
Net loss	$(712,385)	$(1,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,653	188,744
Stock based compensation	353,347	—
Deferred income taxes	301,589	—
Changes in operating assets and liabilities
Accounts receivable	134,406	160,221
Inventories	63,907	(457,057)
Prepaid expenses and other current assets	(4,625)	53,239
Accounts payable and accrued expenses	(386,165)	(84,791)
Deferred revenue	—	108,624

Net cash (used) by operating activities	(48,273)	(32,676)
Cash flows from investing activities
Purchase of fixed assets	(33,839)	(39,490)
Asset acquisitions	(4,045,671)	—

Net cash (used) by investing activities	(4,079,510)	(39,490)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	60,000
Repurchase and retirement of common shares	—	(57,000)
Short term borrowings advances (repayments), net	(196,389)	108,863
Repayment of obligations – capital lease	(2,168)	(11,014)
Repayment of long term debt	(15,124)	(28,093)
Long-term debt, related party	4,057,863	—

Net cash (used) provided by financing activities	3,844,182	72,756
Effect of exchange rate on cash and cash equivalents	26,372	(725)

Net decrease in cash and cash equivalents	(257,229)	(135)
Cash and cash equivalents, beginning of period	3,277,468	946,680

Cash and cash equivalents, end of period	$3,020,239	$946,545

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the Commission) and include the results of API Nanotronics Corp. (“API Nanotronics”), formerly known as Rubincon Ventures, Inc., and API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Sytems II, Keytronics, Inc., and API Nanofabrication & Research Company, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2008. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2007 and the results of its operations and cash flows for the three month period ended August 31, 2007. Results for the three months ended August 31, 2007 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended May 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on August 22, 2007.

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

The creation of API Nanofabrication and Research Corp. (“API NRC”), and the subsequent acquisition of the assets of NanoOpto Corp., offers the Company with a unique opportunity to design and manufacture next generation products. API NRC’s material processing and fabrication capabilities span the full gamut of silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company’s abilities to better serve its current customers and to develop new electronic products. It also opens up possibilities for new business based on hybrid optics. These assets and facilities will also be the centerpiece of the Company’s research and development program.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis
Buildings and leasehold improvements	20 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 to 10 years
Vehicles	3 years

Declining balance basis
Electronic manufacturing equipment	5 to 10 years

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of August 31, 2007, approximately $2,700,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition (See Note 4) have not been placed in service as the Company had not finalized their nanofabrication and research plan and accordingly depreciation expense has not been recorded on such assets. The Company plans to place these assets in service during the year ended May 31, 2008 and will begin recording depreciation expense at that time.

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of August 31, and May 31, 2007.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years

As of August 31, 2007, approximately $732,000 of patents are included in intangible assets, which were acquired in conjunction with the asset acquisition of assets from NanoOpto Corp. (Note 3).

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of August 31, and May 31, 2007.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $126,762, in warranty liability as of August 31, and May 31, 2007, respectively, which has been included in accounts payable and accrued expenses.

Research and Development

Research and development expenses are recorded when incurred.

Stock-Based Compensation

Effective June 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R required that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Financial Instruments

The fair values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and short-tem borrowings approximate their carrying values due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. Marketable securities are included at fair value. The recorded value of long-term debt approximates the fair value of the debt as the terms and rates are close to market rates.

The Company carries out a portion of transactions in foreign currencies included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in US dollars.

Foreign Currency Translation and Transactions

Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive income (loss) component of shareholders’ equity. Gains and losses from foreign currency transactions are recognized in the consolidated statement of operations.

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

Receivables and Credit Policies

Accounts receivable are non-interest bearing, uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share.

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

4. Asset Acquisitions

On July 17, 2007, API Nanofabrication and Research Corporation (“API NRC”), a wholly-owned subsidiary of the Company, incorporated on July 3, 2007, entered into an Asset Purchase Agreement with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets (the “Purchase”), including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components. The purchase price was $4,000,000, and the Purchase was completed on July 19, 2007. The Company has allocated the purchase price to machinery and equipment and intellectual property.

The purchase price of NoC’s assets was satisfied through payment of cash in the amount of $3,970,000 ($30,000 credit received for piece of equipment in need of repair). The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $45,671, giving a total acquisition cost of $4,045,671.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

The fair value assigned to tangible assets acquired are as follows:

Fixed assets in use and to be placed in service	3,314,050
Patents & intellectual property	731,621

Fair value of assets acquired	$4,045,671

API NRC financed the Purchase with $4,000,000 received from the Company. The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (See Note 10). The Note has a five year one month term and bears interest at the rate of 12%. The Note is payable unless sooner repaid on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note occurs and is continuing, all amounts due thereunder, including accrued unpaid interest may be declared immediately due and payable.

The Company considered the acquisition of the assets of NoC on July 17, 2007 as an asset acquisition and not as the acquisition of an operating business because: (1) on July 2, 2007 NoC had filled articles of dissolution with the Delaware Secretary of State pursuant to the resolutions of the board of directors of NoC to liquidate the business, (2) at the time of the purchase of the NoC acquisition, NoC’s limited number of employees were engaged in the shutdown of the business and not in the active conduct of the business and NoC had effectively ceased operations and (3) the Company negotiated the purchase of the assets of NoC from an outside liquidator who had been engaged by the board of directors of NoC to liquidate the saleable assets of NoC.

5. Business Acquisitions

On January 25, 2007, the Company acquired all the stock of National Hybrid, Inc. and Pace Technology, Inc. (“National Hybrid Group”). The purchase price was $9,750,000 payable in cash.

The National Hybrid acquisition added new product lines and strengthens the Company’s research and manufacturing capabilities as the Company embarks on the next phase of growth in Nanotechnology. The acquisition also significantly increased revenues and further solidified the Company as a key supplier of critical electronic components to the U.S. Department of Defense and leading defense contractors.

The National Hybrid Group’s expertise includes analog and digital designs as well as application specific integrated circuits and gate-array implementations. Extensive in-house simulation, prototype testing and analysis facilities allow the National Hybrid Group to develop products for both standard and custom applications with heightened reliability.

On January 24, 2007, the Company borrowed $6,000,000 from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (the “Lender”) (a related party) in order to fund its purchase of the stock of the National Hybrid Group from the Estate of Benedict Pace, and to provide the Company with additional working capital. This loan was evidenced by a promissory note (the “Note”) in favor of the Lender. The Note bears interest at 12% per annum and with interest payable semi-annually. The principal amount of the Note is due five years and one month from the date on which it was made and may be prepaid at any time at the option of the Company without penalty. The loan and interest was repaid as of May 31, 2007.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Cash	$1,177,214
Current assets	7,518,857
Fixed assets in use and to be placed in service	2,729,311
Current liabilities	(1,249,060)
Deferred income taxes	(209,556)

Fair value of assets acquired	$9,966,766

The following unaudited pro forma summary presents the combined results of operations as if the National Hybrid Group acquisition described above had occurred at the beginning of the period for the three months ended August 31, 2006.

	Three months ended August 31, 2007 (Actual)	Three months ended August 31, 2006 (Pro forma)
Revenues	$7,099,642	$7,140,040
Net Income (loss)	$(712,385)	$187,812
Net Income (loss) per share – basic	$(0.01)	$0.00
Net Income (loss) per share – diluted	$(0.01)	$0.00

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	August 31, 2007	May 31, 2007
Accounts payable and accrued expenses	$1,986,152	$2,660,739
Wage and vacation accrual	685,065	399,064
Audit and accounting fees	136,184	119,184

Total	$2,807,401	$3,178,987

7. Shareholders’ Equity

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole shareholder of API, and each holder of the outstanding API common shares was granted the right to receive for each API common share 10 shares of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 10 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to the closing of the Plan of Arrangement, Rubincon. had 40,006,672 shares of common stock outstanding.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 28,254,060 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of August 31, 2007, (i) API Nanotronics had issued 20,737,830 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 7,015,550 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock) which exchangeable shares are the substantially equivalent to our common stock and (iii) API

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Nanotronics’ transfer agent was awaiting shareholder elections on 500,680 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued but is obligated to issue 7,516,230 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

The API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates are substantially economically equivalent to common stock of API Nanotronics Corp.

On November 6, 2006, API Nanotronics amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with the Plan of Arrangement and allows the trustee to have at meetings of shareholders of API Nanotronics the number of votes equal to the number of exchangeable shares not held by API Nanotronics or subsidiaries of API Nanotronics (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API Nanotronics stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API Nanotronics common stock at any time at the option of the holder. API Nanotronics may force the conversion of API Nanotronics Sub., Inc. exchangeable shares into shares of API Nanotronics common stock on the tenth anniversary of the date of the Plan of Arrangement or sooner upon the happening of certain events.

On July 2, 2007, the Compensation Committee of the Board of Directors of the Company acted to reprice certain options that the Company had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the API Nanotronics Corp. 2006 Equity Incentive Plan (the “Plan”), were repriced to be the average of the closing bid and ask price on the date of the action by the Compensation Committee. The new option exercise price was $1.345 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.

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

Warrants

There are no warrants outstanding or exercisable as at August 31, 2007 and May 31, 2007.

8. Stock Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”). All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. There are 8,400,000 shares available under the Equity Incentive Plan as of August 31, 2007. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are at 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2007, there was $926,340 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over a weighted-average period of five years. During the three months ended August 31, 2007 and 2006, $353,347 and $0, respectively has been recognized as stock based compensation expense in general and administrative expense.

Included in total stock based compensation for the three months ended August 31, 2007 is $52,358 of stock based compensation expense related to repricing of certain options that had been previously granted to employees, directors and consultants of the Company. The options were repriced to the average closing bid and

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

ask price on the date of action on July 2, 2007. The new option exercise price is $1.345 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. As of August 31, 2007 and May 31, 2007, $926,340 and $385,000, respectively, of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones.

On July 19, 2007, a total of 200,000 options vested upon the achievement of certain milestones as defined in the grant agreement. These options are exercisable at $1.345 per share. The Company recognized approximately $130,000 of stock based compensation expense which is included in the $353,347 total stock based compensation recognized during the three months ended August 31, 2007.

In accordance with the combination agreement, as of November 6, 2006, 5,800,000 API stock options (on a post-exchange basis) were exchanged for 5,800,000 stock options of API Nanotronics. The fair value of the API Nanotronics options exceeded the fair value of the API options by $888,360 at November 6, 2006 under the Black-Scholes option pricing model with the following assumptions: Risk Free Rate - 2.50%, Volatility - 80%, Expected Life - 4.17 years to 4.58 years, Dividend Yield - 0%. The excess was expensed as stock based compensation in general and administrative expense for the year ended May 31, 2007 and a corresponding amount was added to the additional paid-in capital as part of stockholders’ equity.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2008	2007
Expected volatility	56%	60-80%
Expected dividends	0%	0%
Expected term	10 years	5 -10 years
Risk-free rate	4.74%	2.50% - 4.44%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Equity Incentive Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2006	5,100,000	$0.464
Exercised	(100,000)	$(0.600)
Issued	1,600,000	$1.811
Outstanding options of Rubincon (A)	125,000	$1.000

Stock Options outstanding - May 31, 2007	6,725,000	$0.792
Issued	50,000	$1.345
Exercised	—	$—

Stock Options outstanding - August 31, 2007	6,775,000	$0.685

Stock Options exercisable - August 31, 2007	5,558,330	$0.541

(A)	Stock options entitling the holder to purchase 125,000 common shares of the Company at an option exercise price of $1.00 per common share were issued prior to the Plan of Arrangement and were not issued under the Equity Incentive Plan. All of these options have vested.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

The weighted-average grant date fair value of options granted during the three months and year ended August 31 and May 31, 2007 was $1.345 and $1.81, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at August 31, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.46 –1.00	5,125,000	$0.47	3.51	$2,350,000	5,125,000	$0.82	$2,350,000
$1.00 –2.00	1,650,000	$1.35	6.60	—	433,330	$1.35	—

	6,775,000		5.27	$2,350,000	5,558,330		$2,350,000

The intrinsic value is calculated as the difference between the market value as of August 31, 2007 and the exercise price of the shares. The market value as of August 31, 2007 was $0.93 as reported by the Nasdaq Stock Market.

9. Supplemental Cash Flow Information

	For the three months ended August 31, 2007	For the three months ended August 31, 2006
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$18,638	$41,481

Cash paid for interest	$10,193	$16,301

10. Related Party Transactions

(a)	Included in general and administrative expenses for the three months ended August 31, 2007 are consulting fees of $22,678 (2006 - $17,850) paid to an individual who is a director and officer of the Company, and rent, management fees, and office administration fees of $46,590 (2006 - $46,129) paid to a corporation in which two of the directors are also directors of the Company. The balance due as of August 31, 2007 and May 31, 2007 is $87,106 and $64,382, respectively.

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements.

(c)	Included in interest expenses for the three months ended August 31, 2007 are interest charges of $57,863 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 3). The balance due including accrued interest as of August 31, 2007 is $4,057,863.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

11. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the three months ended August 31:

	2007	2006
Weighted-average shares-basic	72,511,002	28,254,060
Effect of dilutive securities	*

Weighted-average shares - diluted	72,511,002	28,254,060

Basic EPS and diluted EPS for the three months ended August 31, 2007 and 2006 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the three months ended August 31, 2007. As of August 31, 2007 a total of 7,015,550 exchangable shares remain outstanding and 500,680 shares may still be issued under the Plan of Arrangement.

*	All outstanding options aggregating 6,775,000 incremental shares, have been excluded from the August 31, 2007 (5,800,000 incremental shares from the August 31, 2006) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2008 and 2007.

12. Commitments

(a)	On January 1, 2005, the Company entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel, and management services. This obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement.

(b)	On February 14, 2007, the Company entered into an employment agreement (the “Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the Agreement, for termination without cause, the Corporation shall have the right to terminate employment on 30 days written notice. In such case, that employment has been terminated prior to the second anniversary of the effective date of the Agreement, the Corporation shall provide the Chief Technology Officer with severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the Agreement. Upon any termination without cause, the Chief Technology Officer shall also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

(c)	On July 19, 2007, the Company entered into a lease agreement for the facility in Somerset, New Jersey. The term of the lease is for 5 years, 2 months, beginning August 1, 2007. The Company has 2, 5 year options to renew the lease. There is no rent due for the first two months. Starting October 1, 2007 the monthly lease payments will be $22,402 with nominal increases each following year.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two reportable segments, which are distinguished by geographic location in Canada and United States. Within the US reporting segment, the Company has aggregated two operating segments. These segments have been aggregated as they share similar economic characteristics including similar product lines and shared manufacturing processes and equipment. Both segments design and manufacture electronic components. Inter-segment sales are presented at their market value for disclosure purposes.

Three months ended August 31, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$1,992,061	$5,107,581	$—	$—	$7,099,642
Inter-segment sales	4,935	63,707		(68,642)	—

Total revenue	1,996,996	5,171,288	—	(68,642)	7,099,642

Income before expenses below:	116,184	(32,383)	—	—	83,801
Corporate head office expenses	—	—	195,259	—	195,259
Depreciation and amortization	28,978	170,238	2,437	—	201,653
Other expense (income)	2,429	7,764	87,492	—	97,685
Income tax expense (benefit)	1,790	(60,330)	360,129	—	301,589

Net income (loss)	$82,987	$(150,055)	$(645,317)	$—	$(712,385)

Segment assets	$4,824,160	$23,365,146	$2,117,389	$—	$30,306,695

Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$9,414	$24,425	$—	$—	$33,839
Asset acquisition	$—	$4,045,671	$—	$—	$4,045,671

Three months ended August 31, 2006	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$2,099,077	$1,883,266	$—	$—	$3,982,343
Inter-segment sales	—	94,130	—	(94,130)	—

Total revenue	2,099,077	1,977,396	—	(94,130)	3,982,343

Income before expenses below:	101,021	235,477	—	—	336,498
Corporate head office expenses	—	—	119,339	—	119,339
Depreciation and amortization	26,109	105,912	56,723	—	188,744
Other expense (income)	(2,855)	(336)	(1,372)	—	(4,563)
Income tax expense (benefit)	—	34,634		—	34,634

Net income (loss)	$77,767	$95,267	$(174,690)	$—	$(1,656)

Segment assets	$3,581,437	$8,448,746	$2,122,233	$—	$14,152,416

Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$16,580	$22,910	$—	$—	$39,490

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended August 31,
	2007		2006
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$6,082,818	$10,004,779	$3,178,308	$3,396,421
Canada	368,535	2,103,612	209,422	2,448,231
United Kingdom	274,116	—	533,889	—
All Other	374,173	—	60,724	—

	$7,099,642	$12,108,391	$3,982,343	$5,844,652

	Three months ended August 31,
	2007	2006
Major Customer Revenue:
U.S. Department of Defense	7%	11%
U.S. Department of Defense subcontractors	75%	54%

Concentration of Credit Risk

At August 31, 2007, one customer accounted for approximately 14.0% of outstanding receivables, no customers represented over 10% of accounts receivable as at May 31, 2007.

14. Subsequent Events

On September 5, 2007, the Company proposed amending its articles of incorporation to increase the authorized shares of its common stock to 1 Billion (1,000,000,000 shares). There would be no increase in the number of shares outstanding as a result of this change. The proposal is subject to shareholder approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a North American based company focused on the manufacture of specialized electronic components and microelectronic circuits. The corporate office of the Company is located in Toronto, Canada. Overviews of its subsidiaries are discussed below:

•

API Electronics, Inc. of Hauppauge, New York (“API Electronics”) is a leading designer and manufacturer of power transistors, small signal transistors, tuning diodes, hybrid circuits, resistor/capacitor networks, diodes, and other critical elements with precisely defined functional capabilities for advanced military, industrial, commercial, automotive and medical applications. API Electronics is a leading supplier of defense electronic components to the U.S. Department of Defense and its subcontractors as well as having a strong commercial user base. During 2004, API Electronics purchased certain assets of Islip Transformer & Metal Co. Inc., and Sensonics, Inc., to further augment the Company’s capacity to produce in-demand components and systems for both government and corporate clients.

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

•

API Nanofabrication and Research Corporation, (“API NRC”), a wholly-owned subsidiary of the Company, incorporated on July 3, 2007 acquired all the assets of NanoOpto Corporation (“NoC”), effective July 19, 2007. With the acquisition, API NRC now possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. Its facility, located in Somerset, New Jersey was leased in connection with this acquisition will be the used to facilitate next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

Reorganization

On May 8, 2006 Rubincon Ventures Inc. as the Company was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp., an Ontario Corporatoin (“API”). Rubincon formed an Ontario subsidiary, RVI Sub, Inc. now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.”

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

The Company’s objectives are to seek long-term stable growth for all of its operating segments (API Electronics, National Hybrid Group, Filtran Group, TM Systems, Keytronics and API Nanofabrication and Research Company) through continuous capital investment, employing today’s production methods and technologies and by demanding uncompromising quality control.

Trends in Our Industry and Business

API is optimistic about market growth from various U.S. Department of Defense (DoD) agencies, including the US Army Communications and Electronics Command (CECOM) and the Tank Automotive Command (TACOM) as part of the continuing increases in U.S. DoD military budgetary spending. Additionally, subcontract work continues with a major U.S. defense contractor, supplying radar threat indication subsystems utilized in many military helicopter programs. API has also continued to add to its DoD Qualified Manufacturer List (QML) product line of MIL-PRF-19500 Qualified power transistor semiconductors, which are utilized on many U.S Armed Forces legacy weapons programs. API has also recently begun shipments on a newly designed programmable hybrid timing circuit used by many Military and Aerospace relay manufacturers. The new design will provide both a cost savings for the customer, and a more profitable build for API due to the improved design, manufacturing efficiencies, and material costs.

National Hybrid Group’s core business of military electronics continues to grow along with the U.S. and international defense budgets. The Mil-Std-1553 business has been strong and the trend is for continued growth as the service life of existing military platforms such as the US A-10, B-52, F-15, F-16 and other legacy aircraft is extended. The addition of modern electronics to these aging aircraft has increased the need for National Hybrid Group products such as the new low cost plastic ball grid array terminal that National Hybrid Group has just introduced. The refurbishment of US Army vehicles from the conflict in Iraq has resulted in additional business in the SSPC and Hybrid product lines. Spare parts required for this refurbishment effort have resulted in new orders for programs such as the Bradley Fighting Vehicle and the M1A2 Tank. The Company expects to continue to invest in capital improvements at the National Hybrid Group’s Ronkonkoma, NY and Largo, FL facilities to allow the Company to react more quickly and efficiently to the increased demand.

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

The Company is pursuing market opportunities and growth for innovative products based on nanotechnology and MEMS. API NRC owns a number of proprietary technologies which address urgent market needs in imaging, digital cinema camera technologies, optical communications, as well as in conformal optical coating using proprietary atomic layer deposition (ALD) technologies. These approaches can also be applied to the nanofabrication of novel semiconductor devices and systems by using ALD, for example, to create a new generation of super-thin-film electronics. API NRC also plans to develop a series of plasmonics-based sensors which use the special optical responses of nano-structured metals to laser light.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, 1553 data bus products, power controllers, transformers, inductors, filters and mission critical systems. The Company expects to derive revenues in future quarters from sales generated by API NRC’s optical product line. The principal markets for these products are the government and military, commercial equipment, and other replacement parts. Our customers are located primarily in the U.S., Canada and the United Kingdom but we also sell products to customers located throughout the world.

Semiconductor Revenues

The Company currently serves a broad group of customers with the following category of semiconductor products: Varactor tuning diodes, specialty suppressor diodes for the relay market, 1553 data bus products, power controllers, custom microelectronic hybrid circuits, small-signal transistors, silicon rectifiers, zener diodes, high-voltage diodes, and resistor/capacitor networks. These products facilitate the power supply in end-products such as missiles, the space shuttle, F-15 and F-16 fighter planes and B-1 bombers.

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

Operating Expenses

Operating Expenses consist of business development, selling, general and administrative expenses.

Cost of Goods Sold

Cost of Goods Sold primarily consists of costs that we incur to design, manufacturer, test and ship products. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build products.

•	The cost of testing (labor & equipment) products throughout the manufacturing process and final testing before the products are shipped to customers.

•	The cost of shipping and handling the products shipped to the customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or loss on disposal of property and equipment.

•	Gain or loss on foreign currency transactions.

Key Operating Data

Our management uses a number of data to measure the growth of the business and operating performance. The key measure for growth is sales backlog:

	As of August 31
	2007	2006
Backlog by Segment Company
API Electronics	$2,193,080	$2,948,865
National Hybrid Group	5,857,962	N/A
Filtran Group	4,361,228	4,050,165
TM Systems	3,283,632	1,335,195
Keytronics	712,793	949,495
API NRC	0	N/A

Overall	$16,408,695	$9,283,720

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12 month period. Filtran Group’s backlog figures will also be affected by the US/Canadian exchange rate.

The key measure for performance is Gross Margin by Segment.

	As of August 31
	2007	2006	2007 vs. 2006 % Change
Gross Profit by Segment Company
API Electronics	30.9%	27.4%	3.5%
National Hybrid Group	35.2%	N/A %	N/A %
Filtran Group	21.5%	18.2%	3.3%
TM Systems	27.7%	20.6%	7.1%
Keytronics	8.4%	31.5%	-23.1%
API NRC	N/A %	N/A %	N/A %
Overall	28.1%	22.9%	5.2%

The Company’s gross profit represents the excess of operating revenues less cost of goods sold. Cost of goods sold contains direct material, labor and manufacturing overhead costs. Gross margins are further discussed under results of operations.

Asset Acquisition of API Nanofabrication

On July 19, 2007, API NRC, a wholly-owned subsidiary of the Company, incorporated on July 3, 2007, entered into an Asset Purchase Agreement as part of an auction with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets (the “Purchase”), including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components.

The acquisition of these assets offered the Company with an unique and powerful material processing and fabrication capabilities. These capabilities span the full gamut of silicon wafer processing to the latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company’s abilities to better serve its current customers and to develop new electronic products. It also opens possibilities for new business based on hybrid optics. These assets and facilities will also be the centerpiece of the Company's Research and Development program.

Business Acquisition of National Hybrid Group

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

Results of Operations for the Three Months Ended August 31, 2007 and 2006

The following discussion of results of operations is a comparison of the Company’s three month periods ending August 31, 2007 and August 31, 2006.

Operating Revenue

	Three months ended August 31,
	2007	2006	% Change
Sales by Subsidiary
API Electronics	$964,003	$1,025,002	-6.0%
National Hybrid Group	2,858,744	N/A	N/A
Filtran Group	2,538,437	2,099,077	+20.9%
TM Systems	314,031	300,108	+4.6%
Keytronics	424,427	558,156	-24.0%
API NRC	N/A	N/A	N/A

	$7,099,642	$3,982,343	+78.3%

Overall, the Company recorded an increase in sales for the three months ended August 31, 2007 as total sales revenue increased by 78.3% over the same period in 2006. This increase resulted from the inclusion of National Hybrid’s operations for three months, a 20.9% increase in sales from the Filtran Group and a 4.6% increase in sales from TM Systems offset by decreased sales at API Electronics and Keytronics.

API Electronics sales revenues decreased by 6.0% in the three months ended August 31, 2007 over the same period in 2006. This decrease was attributed primarily to a decrease for mission critical systems, primarily radar indicators and counter measure control electronics for U.S. military helicopters.

National Hybrid Group was acquired on January 24, 2007. Sales of $2,858,744 reflect strong demand for National Hybrid Group’s databus 1553 product line, multi chip modules, power controllers and custom hybrids, utilized in military and industrial applications.

Filtran Group’s sales revenue increased by $439,360 or 20.9% in the three months ended August 31, 2007 over the corresponding period in 2006. The increase in sales revenue and growing backlog reflects continued strong demand for Filtran’s electronic filter, transformer and inductor product lines.

TM Systems recorded sales revenue levels in the three months ended August 31, 2007 that were 4.6% greater than 2006. The increase was attributed primarily to an increase in revenue recognized on visual landing aide equipment sold to US military sub contractor, Avondale Shipyards, a division of Northrop Grumman.

Keytronics’ revenues decreased by 24.0%, as a result of decreased demand from two customers that represented a decrease in approximately $140,000 in sales.

API NRC started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007. API NRC’s initial focus will be in the design and manufacturing of the optical business as it tries to take advantage of the terrific branding NoC did on its products and processes. The Company has initially garnered a lot of interest from customers interested in API NRC’s products. API NRC expects that interest to translate into sales orders in the second quarter.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Three months ended August 31,
	2007		2006
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$6,082,818	$10,004,779	$3,178,308	$3,396,421
Canada	368,535	2,103,612	209,422	2,448,231
United Kingdom	274,116	—	533,889	—
All Other	374,173	—	60,724	—

	$7,099,642	$12,108,391	$3,982,343	$5,844,652

The Company saw United States sales increase by 91.4% from $3,178,308 for the three months ended August 31, 2006 to $6,082,818 for the three months ended August 31, 2007. The increase was largely a result of the inclusion of a full quarter of National Hybrid Group results following its acquisition. Canadian sales also increased by 75.4% from $209,442 for the three months ended August 31, 2006 to $368,535 for the three months ended August 31, 2007 as the Filtran Group experienced a significant increase in sales to their Canadian customer base. UK sales decreased by 48.81% from $533,889 for the three months ended August 31, 2006 to $274,116 for the three months ended August 31, 2007, while sales to the rest of the world increased by over 500% for the three months ended August 31, 2007.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Three months ended August 31,
	2007	2006
Revenue
U.S. Department of Defense	7%	11%
U.S. Department of Defense subcontractors	75%	54%

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended August 31,
	2007	2006	% Change
Gross Profit by Segment Company
API Electronics	30.9%	27.4%	3.5%
National Hybrid Group	35.2%	N/A %	N/A %
Filtran Group	21.5%	18.2%	3.3%
TM Systems	27.7%	20.6%	7.1%
Keytronics	8.4%	31.5%	(23.1%)
API NRC	N/A %	N/A %	N/A %
Overall	28.1%	22.9%	5.2%

The Company’s overall gross profit was 28.1% for the three months ended August 31, 2007, an increase from 22.9% for the three months ended August 31, 2006. Accordingly, the overall cost of revenue was 71.9% for the three months ended August 31, 2007 compared to 77.1% for the three months ended August 31, 2006.

API Electronics posted a gross profit increase of 3.1% for the three months ended August 31, 2007 to 30.5% from 27.4% for the three months ended August 31, 2006. This increase is attributed to continued improvements in operations, specifically related to decrease in manufacturing overhead staff.

Filtran Group saw their gross profit increase to 21.5% for the three months ended August 31, 2007 from 18.2% for the three months ended August 31, 2006. The increase in gross profit was related to product mix related to sales to a military subcontractor that produced higher gross margins and to a one time sale of electronic “ADSL” filters that were written off several years previously.

TM Systems’ gross profit increased by 7.1% to 27.7% for the three months ended August 31, 2007 from the prior period in 2006. The result was largely due to higher profit revenues due to revenues derived from the US Navy Stabilized Glide Scope Indicators (SGSI) and revenues from visual landing aide equipment sold to U.S. Military sub contractor Avondale Shipyards, a division of Northrop Grumman.

The major components of cost of sales for the three months ended May 31, are as follows:

	2007	% of sales	2006	% of sales
Materials Used	$1,652,561	23.3%	$1,075,748	27.0%
Manufacturing Labor	$1,139,186	16.0%	$731,308	18.4%
Manufacturing Overhead	$2,314,356	32.6%	$1,265,652	31.8%

	$5,106,103	71.9%	$3,072,708	77.2%

As a percentage of sales, for the three months ended August 31, 2007, cost of sales decreased by 5.3% compared to the three months ended August 31, 2006. The decrease in cost of sales is due to the inclusion of National Hybrid Group operations, whose product mix enjoys high gross margins, the decrease is also due to improvements in gross margins at API Electronics, Filtran Group and TM Systems offset by lower margins at Keytronics.

Selling Expenses

Selling expenses increased to $595,007 for the three months ended August 31, 2007 from $253,875 for the three months ended August 31, 2006, mainly as a result of the inclusion of National Hybrid Group’s operations for the three month period ending August 31, 2007 compared to $0 in 2006. As a percentage of sales, selling expenses were 8.4% for the three months ended August 31, 2007, a modest increase of 0.3% compared to the three months ended August 31, 2006.

The major components of selling expenses are as follows:

	Three months ended August 31,
	2007	% of sales	2006	% of sales
Payroll Expense – Sales	$226,650	3.2%	$112,303	2.8%
Commissions Expense	$160,489	2.3%	$83,260	2.1%

The overall increase in selling expenses was attributed to payroll and commission expenses related to the inclusion of National Hybrid Group expenses for the three months ended August 31, 2007.

Business Development

The Company’s business and development expenses increased to $42,776 for the three months ended August 31, 2007 from $0 incurred during the three months ended August 31, 2006. The increase is due to the continued advancement of the Company’s strategic vision of incorporating next generation nanotechnology based-technology into the design and manufacturing of existing and future product lines in our new state of the art facility under the oversight of top nanotechnology scientists and engineers.

General and Administrative Expenses

General and administrative expenses increased to $1,384,598 for the three months ended August 31, 2007 from $611,482 for the three months ended August 31, 2006. The increase is largely a result of non-cash stock based compensation expense of $353,347 and $303,350 due to the addition of the National Hybrid Group operations in the three months ended August 31, 2007.

The major components of general and administrative expenses are as follows:

	Year ended August 31,
	2007	2006	$ Change
Senior Management Salary	$452,002	$67,635	$384,367
Rent and Management Fees	$46,951	$46,129	$822
Professional Services	$242,780	$67,036	$175,744
Office Salary	$214,799	$72,659	$142,140
Depreciation and Amortization	$65,119	$82,692	$(17,573)

Senior management salaries increased to $452,002 for the three months ended August 31, 2007 from $67,635 an increase of $384,367 due to non-cash stock based compensation of $353,347 and the inclusion of NHI Group expenses for the full three months of approximately $31,000.

Office salaries increased to $214,799 for the three months ended August 31, 2007 from $72,659 an increase of $142,140 due largely to the inclusion of National Hybrid Group results for the three months ended August 31, 2007.

Professional services include legal, accounting, audit and taxation services increased for the three months ended August 31, 2007 to $242,780 from $67,036 for the three months ended August 31, 2006, an increase of $175,744 largely as a result of increased legal fees pertaining to public filings, and due to the inclusion of professional accounting and information technology fees incurred at National Hybrid Group for the three months ended August 31, 2007.

Research and Development Expenses

Research and development increased to $284,269 for the three months ended August 31, 2007 from $0, for the three months ended August 31, 2006. The increase is centered around the creation of API NRC, whose Somerset, New Jersey’s facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span the full gamut of silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company's abilities to better serve its current customers and to develop new electronic products. It also opens possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company's research and development program.

Research and development expenses also increased due to National Hybrid Group’s continuous and significant investment in research and development to design and produce next generation products for their entire product line including but not limited to the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company is committed to increasing research and development investment on a going forward basis in anticipation that it will deliver next generation products using research conducted at the API Nanofabrication & Research Company facility, impacting the wide range of current products the Company sells and for new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the three months ended August 31, 2007 of $313,111 compared to operating income of $44,278 for the three months ended August 31, 2006. The decrease in operating income is attributed to non-cash stock-based compensation expense of $353,347 and to the Company’s investment in research and development of $284,269 for the three months ended August 31, 2007. The increased investment in research and development is centered around the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Sommerset, New Jersey under the oversight of top nanotechnology scientist and engineers.

Other Income And Expense

Other expense was $97,685 for the three months ended August 31, 2007 compared to $11,300 for the three months ended August 31, 2006.

The increase is attributable to interest accrued on the related party note payable of $4,000,000, funds used to acquired the assets of NoC. Total accrued interest charges related to the note was $57,863 for the three months ended August 31, 2007 compared to $0 in 2006.

The Company also incurred foreign currency translation losses of $53,443 from a gain $5,001 in the three months ended August 31, 2006. The increase is due to the rapid decrease of the U.S. dollar versus Canadian dollar, which negatively affected Canadian operations.

Income Taxes

The provision for income taxes amounted to $301,589 for the three months ended August 31, 2007 compared to an expense of $34,634 for the three months ended August 31, 2006. Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2017, respectively.

Net Income (Loss)

The Company incurred a net loss for the three months ended August 31, 2007 of $712,385 compared to a net loss of $1,656 for the three months ended August 31, 2006. The Company has recorded a tax provision even though the Company has a net loss before taxes due to an increase in the deferred tax asset valuation allowance related to stock based compensation expense incurred in the current period and a change in estimate related to the valuation allowance related to stock based compensation expense. The increase in net loss is attributed to non-cash stock-based compensation of $353,347, estimated deferred taxes of $301,589, and an increase in research and development of $284,269 for the three months ended August 31, 2007.

Liquidity and Capital Resources

Three months ended August 31, 2007 compared to the year ended May 31, 2007

Liquidity

At August 31, 2007, the Company held cash of $3,020,239 compared to $3,277,468 at May 31, 2007. The decrease is largely due to the repayment of operating credit lines of $196,389.

At August 31, 2007, the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory decreased marginally from $10,360,869 at May 31, 2007 to $10,311,346 at August 31, 2007. Accounts receivable decreased 3.1% from $3,466,028 at May 31, 2007 to $3,359,472 at August 31, 2007. Accounts payable decreased by $371,586 to $2,807,401 at August 31, 2007 from $3,178,987 at May 31, 2007.

Long-term debt (current and long-term portion) increased to $4,514,647 at August 31, 2007 from $471,908 at May 31, 2007. The increase is a result of the $4,000,000 loan, which the proceeds were used to acquire the assets of NoC.

Total assets increased to $30,306,695 at August 31, 2007 from $27,346,760 at May 31, 2007. The increase resulted primarily from the asset acquisition of NoC.

Operating, Investing and Financing Activities

Cash used by operating activities increased to $48,273 for the three months ended August 31, 2007 compared to cash used by operations of $32,676 for the three months ended August 31, 2006, a marginal increase of $15,597.

Investing activities for the three months ended August 31, 2007 consisted of the purchase of capital assets of $33,839, and the use of net cash proceeds of $4,045,671 for the acquisition of all the assets of NoC (2006 -$39,490).

Financing activities included net proceeds from long-term debt of $4,000,000 plus accrued interest of $57,863 (2006—$0), and repayments of long term debt $15,124 (2006—$28,093), and bank indebtedness advances, net of repayments, of $196,389 compared to an increase in bank indebtedness of $108,863 for three months ended August 31, 2006 .

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At August 31, 2007, API Electronics had borrowed $310,147 (May 31, 2007—$395,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2008.

The Company’s subsidiary Filtran Limited has a line of credit of $943,000 (Cdn$1,000,000). At August 31, 2007, Filtran Limited had borrowed $18,852 (May 31, 2007—$158,375). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on August 31, 2008.

The Company’s subsidiary Keytronics has a working capital line of credit of $125,000. At August 31, 2007, Keytronics borrowed $111,753 (May 31, 2007—$81,753) against this line. This credit is secured by all Keytronics’ assets pursuant to a general security agreement. This line charges prime plus 1 % for borrowings.

The Company is not committed to any significant capital expenditures at present.

The Company believes that cash flows from operations, funds available under its credit facilities and other sources of cash will be sufficient to meet its anticipated cash requirements.

Summary of Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgements is contained in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Summary of Critical Accounting Policies and Estimates, of our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007.

Contractual Obligations and Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Building leases	$1,634,379	$379,873	$851,272	$301,679	$101,555
Equipment leases	31,242	8,220	17,817	5,205	—
Promissory note, related party	4,057,863	—	—	4,057,863	—
Other long term liabilities	456,784	389,587	67,197	—	—

Total	$6,180,268	$777,680	$936,286	$4,364,747	$101,555

Effects of Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In June 2006, the FASB has published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

During the three months ended August 31, 2007 and the year ended May 31, 2007, the Company did not use off-balance sheet arrangements.

Shareholders’ Equity

As of August 31, 2007 there were 64,994,772, common shares of API Nanotronics Corp. issued and outstanding, no warrants outstanding and exercisable, and 6,725,000 stock options outstanding at exercise prices ranging from $.464 to $1.345 with remaining average contractual lives of 5.27 years. Additionally, at August 31, 2007, 7,015,550 exchangeable shares were issued and outstanding and not held by the Company. Therefore, because exchangeable shares, which were issued in connection with the Plan of Arrangement with API Electronics Group Corp. are the economic equivalent to shares of the Company’s common stock, the Company had the economic equivalent of 72,010,322 shares of common stock outstanding at that date. This total does not include the 500,680 shares of common stock or exchangeable shares that still could be issued as a result of the Plan of Arrangement for API Electronics Group Corp. common shares that have not been converted into our common stock or exchangeable shares.

During the 2007 fiscal year ended May 31, 2007, the Company accepted subscriptions for 4,250,270 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $1.85 per share. The Company received gross proceeds of $7,858,750 for such shares. As of May 31, 2007, the Regulation S private placement was closed.

During the 2007 fiscal year ended May 31, 2007, API acquired and retired 30,000 common shares at a total cost of $57,000.

During the 2006 fiscal year ended May 31, 2007, 4,000,000 common shares of API were issued upon the exercise of stock options for proceeds of $1,000,000 plus $996,000 of additional paid in capital.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in foreign currency and interest rates as discussed below. All amounts are in US dollars unless otherwise indicated.

Foreign Currency Risk

A substantial amount of our revenues and receivables are denominated in Canadian dollars. We translate revenue and the related receivable at the prevailing exchange rate at the time of the sale. Also, a substantial amount of our expenses and payables/bank operating loans are denominated in Canadian dollars. We translate expenses and the related payables at the prevailing exchange rate at the time of the purchase. Funds denominated in Canadian dollars are translated into US dollars at the rate in effect on the balance sheet date. Translation gains and losses resulting from variations in exchange rates, upon translation into US dollars, are included in results of operations for integrated operations. Our Canadian subsidiary, Filtran Limited, is a self-sustaining operation and it is translated at the current rates of exchange whereby all exchange gains and losses are accumulated in the foreign translation account on the balance sheet.

Any increase in the relative value of the Canadian dollar to the U.S. dollar results in increased revenue and increased expenses. A decrease in the relative value of the Canadian dollar to the US dollar would decrease sales revenue and decreased expenses.

Other (income) loss for the three months ended August 31, 2007 included $53,443 of foreign exchange losses (2006 – ($5,001)).

We do not use financial instruments for trading purposes and are not a party to any leverage derivatives. We do not engage in hedging transactions to manage our foreign currency risk.

Interest Rate Risk

We believe that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At August 31, 2007, we had long-term debt of $4,514,647 compared to $471,908 for the year ended May 31, 2007. Substantially all of the debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At August 31, 2007, we had capital leases payable of $31,242 compared to $33,410 for the year ended May 31, 2007. The debt underlying capital lease payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At August 31, 2007, we had a line of credit facilities in place for three of its subsidiaries (API Electronics Inc. $500,000; Filtran Limited $907,000 ($1,000,000 CDN) and Keytronics, Inc. ($125,000). The total bank indebtedness at August 31, 2007 was $440,752 compared to $635,276 at May 31, 2007. The line of credit facilities are variable rate debt tied to the prime rates in the US and Canada respectively. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($4,400) based on the August 31, 2007 bank indebtedness of $440,752.

Marketable Securities and Cash and Cash Equivalents Risk

We periodically hold cash equivalents consisting of investments in money market instruments. At August 31, 2007, the Company held cash equivalent investments of $2,262,115 (2006—$0). This helps mitigate the risk of interest rate increases in its lines of credit. These cash equivalent investments are subject to interest changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $30,202 based on the August 31, 2007 cash and cash equivalent balance of $3,020,239. The Company held marketable securities of $476,607 as of August 31, 2007, compared to $605,011 at May 31, 2007. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $47,660 based on the August 31, 2007 marketable securities balance of $476,607. A hypothetical 10% decrease in the market price of our marketable equity securities at August 31, 2007 would cause a corresponding 10% decrease in the carrying amounts of these securities or a loss of $(47,660).

We do not enter into derivative instruments to manage interest rate exposure.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information we are required to disclose in reports that are filed and submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time period specified in SEC rules and forms, including during the period in which this quarterly report on Form 10-Q was being prepared.

(b)	Changes in Internal Controls over Financial Reporting

During the first three months of the fiscal year ending May 31, 2008, which three month period ended August 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any legal significant proceedings nor is our property the subject of any legal proceedings. Our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our property. No director, officer or affiliate of ours is (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our property.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No further disclose required. During the quarter ended August 31, 2007, the Company issued options on 50,000 shares of common stock with an option exercise price of $1.615 per share to two new directors as previously reported on Form 8-K filed June 22, 2007. On July 2, 2007, the Company repriced 1,650,000 options at an option exercise price of $1.345 per share for options previously issued to directors, employees and a consultant to the Company as previously reported on a Form 8-K filed July 3, 2007. All such option issuances were exempt pursuant to Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	Amended and Restricted By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

3.6	Audit Committee Charter (incorporated by reference from Exhibit A of the Company’s definitive proxy statement filed on September 18, 2007).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.7	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.8	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.9	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

10.11	Stock Purchase Agreement, dated January 24, 2007, among the Company, the Estate of Benedict Pace, National Hybrid, Inc. and Pace Technologies, Inc. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

10.12	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed on February 15, 2007)

10.13	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Jonathan Pollack (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.14	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Arthur Cape (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.15	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Thomas W. Mills, Sr. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.16	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Claudio Mannarino (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.17	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Phillip DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.18	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.19	Non-Statutory Stock Option Agreement, dated March 15, 2006, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 8-K filed on March 24, 2006).

10.20	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.21	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.22	The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

10.23	Asset Purchase Agreement dated July 17, 2007 between API Nanofabrication and Research Corporation and NanoOpto Corporation (incorporated by reference from the Company’s Form 8-K filed on July 23, 2007).

10.24	Promissory Note of API Nanotronics Corp. in the principal amount of $4,000,000, dated as of July 18, 2007, in favor of Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.25	Lease, dated July 19, 2007, between Franklin Cottontail LLC and API Nanofabrication and Research Corporation and Guaranty of Lease by API Nanotronics Corp. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

14.1	Code of Ethics for the Company Directors, Officers, Employees and Agents including Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.3	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

16.4	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: October 12, 2007	By:	/s/ Phillip DeZwirek
Phillip DeZwirek
Chief Executive Officer Chairman and Treasurer

	By:	/s/ Claudio Mannarino
Claudio Mannarino
Chief Financial Officer and Vice President