Form 10-Q
period 2007-11-30
API Nanotronics Corp.
filed 2008-01-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

372,066,605 shares of common stock with a par value of $0.001 per share at January 9, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	Nov 30, 2007 (Unaudited)	May 31, 2007
Assets
Current
Cash and cash equivalents	$4,068,039	$3,277,468
Marketable securities, at fair value	445,099	605,011
Accounts receivable, less allowance for doubtful accounts of $67,403 and $73,249 at November 30, 2007 and May 31, 2007, respectively	3,445,858	3,466,028
Inventories	10,528,865	10,360,869
Deferred income taxes	182,000	63,000
Prepaid expenses and other current assets	308,860	495,152

	18,978,721	18,267,528
Fixed assets, net	9,573,970	6,522,012
Deferred income taxes	263,230	803,141
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,441,946	623,173

	$31,388,773	$27,346,760

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$247,706	$635,276
Accounts payable and accrued expenses	3,617,080	3,178,987
Deferred income taxes	114,000	242,000
Current portion of long-term debt	161,130	404,711
Current portion of capital leases	5,688	10,388

	4,145,604	4,471,362
Deferred income taxes	787,961	805,712
Long term debt, net of current portion	67,197	67,197
Long term debt, related party	4,000,000	—
Capital leases payable, net of current portion	24,190	23,022

	9,024,952	5,367,293

Shareholders’ equity
Common stock, ($0.001 par value, 1,000,000,000 authorized shares 336,974,855 and 324,973,860 shares issued and outstanding at November 30, 2007 and May 31, 2007, respectively)	336,975	324,974
Special voting stock ($0.001 par value, 1 share authorized, issued and outstanding at November 30, 2007 and May 31, 2007)	—	—
Additional paid-in capital	26,242,441	23,937,000
Accumulated deficit	(5,318,606)	(3,451,767)
Accumulated other comprehensive income:
Currency translation adjustment	813,145	784,982
Unrealized gain on marketable securities, net of tax	289,866	384,278

Total accumulated other comprehensive income	1,103,011	1,169,260

	22,363,821	21,979,467

	$31,388,773	$27,346,760

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Six Months Ended Nov 30, 2007 (Unaudited)	For the Six Months Ended Nov 30, 2006 (Unaudited)	For the Three Months Ended Nov 30, 2007 (Unaudited)	For the Three Months Ended Nov 30, 2006 (Unaudited)
Revenue, net	$14,739,094	$8,033,331	$7,639,452	$4,050,988
Cost of revenues	10,723,984	6,118,067	5,617,881	3,045,359

Gross profit	4,015,110	1,915,264	2,021,571	1,005,629

Operating expenses
General and administrative	2,844,125	2,296,105	1,459,527	1,684,623
Research and development	1,244,308	58,760	960,039	58,760
Business development	61,495	—	18,719	—
Selling expenses	1,170,892	545,657	575,885	291,782

	5,320,820	2,900,522	3,014,170	2,035,165

Operating loss	(1,305,710)	(985,258)	(992,599)	(1,029,536)
Other (income) expenses, net
Interest expense, net	141,636	(15,006)	97,394	(31,307)
(Gain) loss on foreign currency transactions	90,422	(140,249)	36,979	(135,248)

	232,058	(155,255)	134,374	(166,555)

Loss before income taxes	(1,537,768)	(830,003)	(1,126,972)	(862,981)
Provision for income taxes	329,071	(213,553)	27,482	(248,187)

Net loss	$(1,866,839)	$(616,450)	$(1,154,454)	$(614,794)

Loss per share – Basic	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Loss per share – Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	364,276,321	167,373,205	366,016,547	194,026,350
Diluted	364,276,321	167,373,205	366,016,547	194,026,350

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2007 (audited)	324,973,860	$324,974	$23,927,000	$(3,451,767)	$1,169,260	$21,979,467
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 7)	1,000	1	(1)	—	—	—
Stock based compensation expense	—	—	517,442	—	—	517,442
Common stock issued	11,999,995	12,000	1,788,000	—	—	1,800,000
Net loss for the period	—	—	—	(1,866,839)	—	(1,866,839)
Foreign currency translation adjustment	—	—	—	—	28,163	28,163
Unrealized gain(loss) on marketable securities- net of taxes	—	—	—	—	(94,412)	(94,412)

Total comprehensive loss						(1,933,088)

Balance at November 30, 2007 (unaudited)	336,974,855	$336,975	$26,242,441	$(5,318,606)	$1,103,011	$22,363,821

•	The number of shares of Common Stock reflects the retroactive post 5:1 stock split effective November 19, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Six Months Ended Nov 30,
	2007 (Unaudited)	2006 (Unaudited)
Cash flows from operating activities
Net loss	$(1,866,839)	$(616,450)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	379,883	482,543
Stock based compensation	517,442	1,030,167
Deferred income taxes (benefit)	384,356	(230,008)
Changes in operating assets and liabilities
Accounts receivable	173,182	(24,895)
Inventories	(167,996)	(373,707)
Prepaid expenses and other current assets	181,406	65,220
Accounts payable and accrued expenses	470,433	282,720
Deferred revenue	—	(100,001)

Net cash provided (used) by operating activities	71,867	515,589
Cash flows from investing activities
Purchase of fixed assets	(460,145)	(160,488)
Asset acquisitions	(4,045,671)	—
Net proceeds from insurance proceeds	134,164	—

Net cash (used) by investing activities	(4,371,652)	(160,488)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	1,800,000	60,000
Repurchase and retirement of common shares	—	(57,000)
Plan of Arrangement, cash acquired net of transaction costs	—	3,296,383
Short term borrowings advances (repayments), net	(387,569)	160,930
Repayment of obligations – capital lease	(3,532)	(22,509)
Repayment of long term debt	(243,581)	(42,485)
Long-term debt, related party	4,000,000	—

Net cash provided by financing activities	5,165,318	3,395,319
Effect of exchange rate on cash and cash equivalents	(74,962)	(149,611)

Net increase in cash and cash equivalents	790,571	3,600,809
Cash and cash equivalents, beginning of period	3,277,468	946,680

Cash and cash equivalents, end of period	$4,068,039	$4,547,489

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the Commission) and include the results of API Nanotronics Corp. (“API Nanotronics”), formerly known as Rubincon Ventures Inc., and API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Sytems II, Keytronics, Inc., and API Nanofabrication and Research Corporation, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as “the Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2008. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of November 30, 2007 and the results of its operations and cash flows for the six and three month period ended November 30, 2007. Results for the six months ended November 30, 2007 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended May 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on August 22, 2007.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10-for-1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the Plan of Arrangement.

On November 1, 2007, API Nanotronics Corp. issued a press release announcing that its Board of Directors has approved a five-for-one stock split of its common stock. The split was effected in the form of a common stock dividend. Since the retained earnings were in a deficit position, the stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received four additional shares for every outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of November 30, 2007, approximately $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition (See Note 4) have not been placed in service as the Company had not finalized their nanofabrication and research plan and accordingly depreciation expense has not been recorded on such assets. The Company has hired an expert in MEMS equipment to implement a plan to place these assets in service in the next quarter.

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of November 30, and May 31, 2007.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years

As of November 30, 2007, approximately $732,000 of patents are included in intangible assets, which were acquired in conjunction with the acquisition of assets from NanoOpto Corp. The Company expects to put the patents to full use during the next fiscal quarter (Note 4).

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of November 30, and May 31, 2007.

Income taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 1, 2007. The adoption of FIN 48 has not had a material effect on the Company’s financial condition or results of operations.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $126,762, in warranty liability as of November 30, and May 31, 2007, which has been included in accounts payable and accrued expenses.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Financial Instruments

The fair values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and short-tem borrowings approximate their carrying values due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. Marketable securities are included at fair value. The recorded value of long-term debt approximates the fair value of the debt as the terms and rates approximate market rates.

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

Receivables and Credit Policies

Accounts receivable are non-interest bearing, uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected (Note 11).

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

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and periods within those fiscal years.

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

API NRC financed the Purchase with $4,000,000 received from the Company. The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (See Note 10). The Note has a five year one month term and bears interest at the rate of 12% per annum. The Note is payable unless sooner repaid on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note occurs and is continuing, all amounts due thereunder, including accrued unpaid interest may be declared immediately due and payable.

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

On January 24, 2007, the Company borrowed $6,000,000 from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (the “Lender”) (a related party) in order to fund its purchase of the stock of the National Hybrid Group from the Estate of Benedict Pace, and to provide the Company with additional working capital. This loan was evidenced by a promissory note (the “Note”) in favor of the Lender. The Note accrues interest at 12% per annum and with interest payable semi-annually. The principal amount of the Note was due five years and one month from the date on which it was made and could be prepaid at any time at the option of the Company without penalty. The loan and interest were repaid as of May 31, 2007.

The purchase price of the National Hybrid Group was satisfied through payment of cash in the amount of $9,750,000. The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $191,310, giving a total acquisition cost of $9,966,766. The Company has accounted for the acquisition using the purchase method of accounting. The results of operations of the National Hybrid Group have been included in the Company’s results of operations beginning on January 24, 2007. In accordance with SFAS No. 141, “Business Combinations” the total purchase price was allocated to the National Hybrid Group’s net assets based on their estimated fair values as of January 24, 2007. During the three months ended November 30, 2007 the Company changed the purchase price allocation as a result of an unrecorded account receivable. The fair values assigned to tangible assets acquired and liabilities assumed are as follows:

Cash	$1,177,214
Current assets	7,653,021
Fixed assets in use and to be placed in service	2,595,147
Current liabilities	(1,249,060)
Deferred income taxes	(209,556)

Fair value of assets acquired	$9,966,766

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma summary presents the combined results of operations as if the National Hybrid Group acquisition described above had occurred at the beginning of the period for the six months and three months ended November 30, 2006, respectively.

	Six months ended November 30, 2006 (Pro forma)	Three months Ended November 30, 2006 (Pro forma)
Revenues	$14,823,079	$7,682,939
Net Income (loss)	$(419,718)	$(607,530)
Net Income (loss) per share – basic	$(0.00)	$(0.00)
Net Income (loss) per share – diluted	$(0.00)	$(0.00)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2007	May 31, 2007
Accounts payable and accrued expenses	$2,795,832	$2,660,739
Wage and vacation accrual	685,065	399,064
Audit and accounting fees	136,183	119,184

Total	$3,617,080	$3,178,987

7. Shareholders’ Equity

On November 1, 2007, API Nanotronics Corp. issued a press release announcing that its Board of Directors has approved a five-for-one stock split of its common stock. The split was effected in the form of a common stock dividend. Because the retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received four additional shares for every outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole shareholder of API, and each holder of the outstanding API common shares was granted the right to receive for each API common share 50 shares (10 pre-split) of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 50 (10 pre-split) API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to the closing of the Plan of Arrangement, Rubincon had 200,033,360 shares of common stock outstanding.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 141,270,300 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of November 30, 2007, (i) API Nanotronics had issued 103,690,150 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 35,077,750 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock) which exchangeable shares are the substantially equivalent to our common stock and (iii) API Nanotronics’ transfer agent was awaiting shareholder elections on 2,502,400 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued but is obligated to issue 37,580,150 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

The API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates are substantially economically equivalent to common stock of API Nanotronics Corp. The November, 2006 5-for-1 stock split had no effect on this equivalence of exchangeable shares and common stock because simultaneously with the split of the common stock, a 5-for-1 split of the exchangeable shares was effected on each exchangeable share outstanding.

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

On July 2, 2007, the Compensation Committee of the Board of Directors of the Company acted to reprice certain options that the Company had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the API Nanotronics Corp. 2006 Equity Incentive Plan (the “Plan”), were repriced to be the average of the closing bid and ask price on the date of the action by the Compensation Committee. The new option exercise price was $0.2690 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing (Note 8).

On June 20, 2007, the Company granted stock options to purchase 125,000 shares of common stock to each of two of its newly elected directors for an exercise price of $0.3230 per share. Under each Stock Option Agreement, the option vests and becomes exercisable with respect to 41,665 option shares on June 21, 2008, 41,665 option shares on June 21, 2009 and 41,670 option shares on June 21, 2010. The term of such options is ten years.

On October 19, 2007, at the 2007 Annual Meeting of Shareholders of the Company, the Shareholders of the Company approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock, par value $.001, from 200,000,000 to 1,000,000,000.

During the six month period ended November 30, 2007, the Company accepted subscriptions for 11,999,995 shares of its common stock, which were sold in a Regulation S, private placement to investors not located in the United States for $.15 per share. The Company received gross proceeds of $1,800,000. As of the balance sheet date the Company had not issued 3,165,665 of these shares, however, the shares were considered for the purpose of calculations of earnings per share. The share subscription are non cancellable and the consideration non refundable, as such, the shares should form part of equity as per FASB 150.

Warrants

There are no warrants outstanding or exercisable as at November 30, 2007 and May 31, 2007.

8. Stock Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of shareholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. There are 42,000,000 shares available under the Equity Incentive Plan as of November 30, 2007. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are at 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2007, there was $762,245 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over a weighted-average period of five years.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

During the six months ended November 30, 2007 and 2006, $517,442 and $1,030,167, respectively has been recognized as stock based compensation expense in general and administrative expense.

Included in total stock based compensation for the six months ended November 30, 2007 is $62,633 of stock based compensation expense related to repricing of certain options that had been previously granted to employees, directors and consultants of the Company. The options were repriced to the average closing bid and ask price on the date of action on July 2, 2007. The new option exercise price is $0.2690 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.

On July 19, 2007, a total of 1,000,000 options vested upon the achievement of certain milestones as defined in the grant agreement. These options are exercisable at $0.2690 per share. The Company recognized approximately $130,000 of stock based compensation expense which is included in the $517,442 total stock based compensation recognized during the six months ended November 30, 2007.

In accordance with the combination agreement, as of November 6, 2006, 29,000,000 API stock options (on a post-exchange basis) were exchanged for 29,000,000 stock options of API Nanotronics. The fair value of the API Nanotronics options exceeded the fair value of the API options by $888,360 at November 6, 2006 under the Black-Scholes option pricing model with the following assumptions: Risk Free Rate - 2.50%, Volatility - 80%, Expected Life - 4.17 years to 4.58 years, Dividend Yield - 0%. The excess was expensed as stock based compensation in general and administrative expense for the year ended May 31, 2007 and a corresponding amount was added to the additional paid-in capital as part of stockholders’ equity.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2008	2007
Expected volatility	56%	60-80%
Expected dividends	0%	0%
Expected term	10 years	5 -10 years
Risk-free rate	4.74%	2.50% - 4.44%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Equity Incentive Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2006	25,500,000	$0.0928
Exercised	(500,000)	$(0.1200)
Issued	8,000,000	$0.3622
Outstanding options of Rubincon (A)	625,000	$0.2000

Stock Options outstanding - May 31, 2007	33,625,000	$0.1584
Issued	250,000	$0.2690
Exercised	—	$—

Stock Options outstanding November 30, 2007	33,875,000	$0.1370

Stock Options exercisable - November 30, 2007	27,875,000	$0.1082

(A)	Stock options entitling the holder to purchase 625,000 common shares of the Company at an option exercise price of $0.20 per common share were issued prior to the Plan of Arrangement and were not issued under the Equity Incentive Plan. All of these options have vested.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

The weighted-average fair value of options granted during the six months and year ended November 30 and May 31, 2007 was $0.2700 and $0.3622, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0928 – 0.20	25,625,000	$0.0940	3.165	$2,700,000	25,625,000	$0.094	$2,700,000
$ 0.20 – 0.40	8,250,000	$0.2700	5.226	—	2,250,000	$0.270	—

	33,875,000		5.023	$2,700,000	27,875,000		$2,700,000

The intrinsic value is calculated as the difference between the market value as of November 30, 2007 and the exercise price of the shares. The market value as of November 30, 2007 was $0.20 as reported by the Nasdaq Stock Market.

9. Supplemental Cash Flow Information

	For the six months ended November 30, 2007	For the six months ended November 30, 2006
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$23,754	$15,840

Cash paid for interest	$198,143	$31,840

(b) Non cash transaction
Other current assets and long-term debt assumed in conjunction with the Plan of Arrangement	$—	$100,000
Business acquisition NHI—adjustment to purchase price	$134,164	$—

10. Related Party Transactions

(a)	Included in general and administrative expenses for the six months ended November 30, 2007 are consulting fees of $46,116 (2006 - $35,700) paid to an individual who is a director and officer of the Company, and rent, management fees, and office administration fees of $93,864 (2006 - $95,171) paid to a corporation in which two of the directors are also directors of the Company. The balance due as of November 30, 2007 and May 31, 2007 is $109,829 and $64,382, respectively.

Included in general and administrative expenses for the three months ended November 30, 2007 are consulting fees of $23,438 (2006 - $17,850) paid to an individual who is a director and officer of the Company, and rent, management fees, and office administration fees of $46,274 (2006 - $46,129) paid to a corporation in which two of the directors are also directors of the Company.

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements.

(c)	Included in interest expenses for the six months ended November 30, 2007 are interest charges of $177,534 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). The balance due including accrued interest as of November 30, 2007 is $4,000,000.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

11. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the six and three months ended November 30:

	Six months ended November 30		Three months ended November 30
	2007	2006	2007	2006
Weighted-average shares-basic	364,276,321	167,373,205	366,016,547	194,026,350
Effect of dilutive securities	*	*	*	*

Weighted-average shares - diluted	364,276,321	167,373,205	366,016,547	194,026,350

Basic EPS and diluted EPS for the six months ended November 30, 2007 and 2006 have been computed by dividing the net loss by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the six months ended November 30, 2007. As of November 30, 2007 a total of 35,077,750 exchangable shares remain outstanding and 2,502,400 shares may still be issued under the Plan of Arrangement.

*	All outstanding options aggregating 33,875,000 incremental shares, have been excluded from the November 30, 2007 (31,125,000 incremental shares from the November 30, 2006) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2008 and 2007.

12. Commitments

(a)	On January 1, 2005, the Company entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Oil Corp. Under the terms of the agreement, Green Diamond provides office space, office equipment and supplies, telecommunications, personnel, and management services. This obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement.

(b)	On February 14, 2007, the Company entered into an employment agreement (the “Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the Agreement, for termination without cause, the Corporation shall have the right to terminate employment on 30 days written notice. In such case, that employment has been terminated prior to the second anniversary of the effective date of the Agreement, the Corporation shall provide the Chief Technology Officer with severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the Agreement. Upon any termination without cause, the Chief Technology Officer shall also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

(c)	On July 19, 2007, the Company entered into a lease agreement for the facility in Somerset, New Jersey. The term of the lease is for 5 years, 2 months, beginning August 1, 2007. The Company has 2, 5 year options to renew the lease. There was no rent due for the first two months. Starting October 1, 2007 the monthly lease payments will be $22,402 with nominal increases each following year.

13. Income Taxes

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our unaudited interim consolidated condensed financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company adopted FIN 48 on June 1, 2007. The impact of the reassessment of the Company’s tax positions in accordance with the requirements of FIN 48 did not have a material impact on the interim consolidated condensed financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has identified several tax jurisdictions since it has operations in the Canada and the United States tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

There have not been any material changes in the liability for unrecognized tax benefits, including interest and penalties, during the six months ended November 30, 2007.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

14. Segment Information

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

Six months ended November 30, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$4,357,630	$10,381,464	$—	$—	$14,739,094
Inter-segment sales	4,951	109,904		(114,855)	—

Total revenue	4,362,581	10,491,368	—	(114,855)	14,739,094

Income (loss) before expenses below:	356,350	(819,261)	—	—	(462,911)
Corporate head office expenses	—	—	462,915	—	462,915
Depreciation and amortization	45,914	331,532	2,437	—	379,883
Other expense	106,593	—	125,466	—	232,059
Income tax expense (benefit)	1,850	(42,779)	370,000	—	329,071

Net income (loss)	$201,993	$(1,108,014)	$(960,818)	$—	$(1,866,839)

Segment assets	$5,014,561	$23,358,964	$3,015,248	$—	$31,388,773

Goodwill included in assets	$848,102	$282,804	$—	$—	$1,130,906
Capital expenditures	$69,777	$390,368	$—	$—	$460,145
Asset acquisition	$—	$4,045,671	$—	$—	$4,045,671

Six months ended November 30, 2006	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$3,129,382	$4,903,949	$—	$—	$8,033,331
Inter-segment sales	2,714	129,065	—	(131,779)	—

Total revenue	3,132,096	5,033,014	—	(131,779)	8,033,331

Income before expenses below:	76,704	744,107	—	—	820,811
Corporate head office expenses	—	—	1,323,526	—	1,323,526
Depreciation and amortization	38,296	295,040	149,207	—	482,543
Other expense (income)	(17,704)	23,559	(161,110)	—	(155,255)
Income tax expense (benefit)	—	14,847	(228,400)	—	(213,553)

Net income (loss)	$56,112	$410,661	$(1,083,223)	$—	$(616,450)

Segment assets	$3,061,600	$8,416,966	$5,931,671	$—	$17,410,237

Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$29,185	$131,263	$—	$—	$160,448

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

	Six months ended November 30,
	2007		2006
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$12,110,920	$9,896,011	$6,681,905	$4,318,949
Canada	670,593	2,250,811	546,629	1,367,771
United Kingdom	847,026	—	754,873	—
All Other	1,110,555	—	49,924	—

	$14,739,094	$12,146,822	$8,033,331	$5,686,720

	Six months ended November 30,
	2007	2006
Major Customer Revenue:
U.S. Department of Defense	11%	20%
U.S. Department of Defense subcontractors	62%	48%

The loss of these major customers could have a material adverse affect on the Company’s financial position and result of operations.

Concentration of Credit Risk

At November 30, 2007, one customer accounted for approximately 12.4% of outstanding receivables, no customers represented over 10% of accounts receivable as at May 31, 2007.

15. Subsequent Events

During the three months ended November 30, 2007, the Company entered into an agreement to acquire land adjacent to National Hybrid’s manufacturing and design facility in Ronkonkoma, New York. The land could be used for future expansion.

On December 14, 2007 API Nanotronics Corp. (the “Company”) issued 3,165,665 shares to investors located outside the United States in private placement transactions, which were made pursuant to Regulation S and D under the Securities Act of 1933 and were exempt from registration under such act. The shares were sold for $0.15 per share. The proceeds for the above issue of shares were received prior to the quarter ended November 30, 2007 and form part of the shareholders equity. The issued shares reflected on the balance sheet as of November 30, 2007 include these shares.

On January 3, 2008 Keytronics, Inc. closed its financing facilities by paying off the working line of credit for $99,453 and long term note payable for $90,253.

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

Reorganization

On May 8, 2006 Rubincon Ventures Inc. as the Company was formerly known (“Rubincon”), entered into a combination agreement contemplating a Plan of Arrangement with API Electronics Group Corp., an Ontario Corporation (“API”). Rubincon formed an Ontario subsidiary, RVI Sub, Inc. now known as API Nanotronics Sub, Inc., to facilitate the Plan of Arrangement. On November 6, 2006 Rubincon and API completed the transaction contemplated by the Plan of Arrangement. The combined companies now operate under the name “API Nanotronics Corp.”

Pursuant to the Canadian court approved Plan of Arrangement API Nanotronics Sub, Inc. became the sole shareholder of API, and each holder of the 2,825,406 outstanding API common shares was granted the right to receive for each API common share, 50 shares of API Nanotronics common stock, or if a Canadian shareholder elects, 50 API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. The API Nanotronics Sub, Inc. exchangeable shares may be converted into API Nanotronics common stock at the option of API Nanotronics ten years from the date of the combination of Rubincon and API or sooner under certain circumstances. In addition, pursuant to the Plan of Arrangement, outstanding options of API were converted into options of API Nanotronics adjusted to reflect the aforementioned ten-for-one exchange ratio.

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

Operating Expenses

Operating Expenses consist of business development, selling, general and administrative expenses.

Cost of Goods Sold

Cost of Goods Sold primarily consists of costs that we incur to design, manufacturer, test and ship products. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build products.

•	The cost of testing (labor & equipment) products throughout the manufacturing process and final testing before the products are shipped to customers.

•	The cost of shipping and handling the products shipped to the customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or loss on foreign currency transactions.

Key Operating Data

Our management uses a number of data to measure the growth of the business and operating performance. The key measure for growth is sales backlog:

	As of November 30
	2007	2006
Backlog by Segment Company
API Electronics	$1,869,562	$2,815,386
National Hybrid Group	5,533,123	N/A
Filtran Group	5,953,446	3,538,744
TM Systems	3,217,157	2,202,240
Keytronics	548,993	979,132
API NRC	16,250	N/A

Overall	$17,138,531	$9,535,502

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

Results of Operations for the Six Months Ended November 30, 2007 and 2006

The following discussion of results of operations is a comparison of the Company’s six month period ending November 30, 2007 and November 30, 2006.

Operating Revenue

	Six months ended November 30,
	2007	2006	% Change
Sales by Subsidiary
API Electronics	$2,042,285	$2,214,819	-7.8%
National Hybrid Group	5,455,859	N/A	N/A
Filtran Group	5,371,458	3,808,514	+41.0%
TM Systems	954,357	1,087,659	-12.3%
Keytronics	897,556	922,339	-2.7%
API NRC	17,579	N/A	N/A

	$14,739,094	$8,033,331	+83.5%

Overall, the Company recorded an increase in sales for the six months ended November 30, 2007 as total sales revenue increased by 83.5% over the same period in 2006. This increase resulted from the inclusion of National Hybrid and API NRC’s operations for six months, a 41.0% increase in sales from the Filtran Group offset by decreased sales at API Electronics, TM Systems and Keytronics.

API Electronics sales revenues decreased by 7.8% in the six months ended November 30, 2007 over the same period in 2006. This decrease was attributed primarily to a decrease for mission critical systems, primarily radar indicators and counter measure control electronics for U.S. military helicopters.

National Hybrid Group was acquired on January 24, 2007. Sales of $5,455,859 reflects strong demand for National Hybrid Group’s databus 1553 product line, multi chip modules, power controllers and custom hybrids, utilized in military and industrial applications.

Filtran Group’s sales revenue increased by approximately $1,600,000 or 41.0% in the six months ended November 30, 2007 over the corresponding period in 2006. The increase in sales revenue and growing backlog reflects continued strong demand for Filtran’s electronic filter, transformer and inductor product lines.

TM Systems recorded sales revenue levels in the six months ended November 30, 2007 that were 12.3% less than 2006. The decrease was attributed primarily to a decrease in revenues recognized on glide slope indicator equipment sold to a US military sub contractor.

Keytronics’ revenues decreased by 2.7% for the six months ended November 30, 2007 compared to the six months ended November 30, 2006.

API NRC started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007. API NRC’s initial focus will be in the design and manufacturing of the optical business as it tries to take advantage of the terrific branding NoC did on its products and processes. The Company has initially garnered a lot of interest from customers interested in API NRC’s products. This interest translated into its first nanotechnology order and shipment in the three months ended November 30, 2007. The order consisted of specialized optical filters to a leading global digital imaging component manufacturer. The Company expects to capitalize on these initial orders and interest in other products as API NRC continues to develop its product line and manufacturing process.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Six months ended November 30,
	2007		2006
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$12,110,920	$9,896,011	$6,681,905	$4,318,949
Canada	670,593	2,250,811	546,629	1,367,771
United Kingdom	847,026	—	754,873	—
All Other	1,110,555	—	49,924	—

	$14,739,094	$12,146,822	$8,033,331	$5,686,720

The Company saw United States sales increase by 81.2% for the six months ended November 30, 2007 compared to the same period last year. The increase was largely a result of the inclusion of a full six months of National Hybrid Group results following its acquisition. Canadian sales also increased by $123,964 or 22.7% from $546,629 for the six months ended November 30, 2006 to $670,593 for the six months ended November 30, 2007 as the Filtran Group experienced a significant increase in sales to their Canadian customer base. UK sales increased by 12.2%, while sales to the rest of the world increased significantly by over $1,000,000 for the six months ended November 30, 2007.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Six months ended November 30,
	2007	2006
Revenue
U.S. Department of Defense	11%	20%
U.S. Department of Defense subcontractors	62%	48%

Operating Expenses

Cost of Revenue and Gross Profit

	As of November 30
	2007	2006	2007 vs. 2006 % Change
Gross Profit by Segment Company
API Electronics	31.4%	33.7%	-2.3%
National Hybrid Group	31.7%	N/A %	N/A %
Filtran Group	21.0%	18.4%	2.6%
TM Systems	35.8%	27.2%	8.6%
Keytronics	16.8%	16.6%	0.2%
API NRC	-3.1%	N/A %	N/A %
Overall	27.2%	23.8%	3.4%

The Company’s overall gross profit was 27.2% for the six months ended November 30, 2007, an increase from 23.8% for the six months ended November 30, 2006. Accordingly, the overall cost of revenue was 72.8% for the six months ended November 30, 2007 compared to 76.2% for the six months ended November 30, 2006.

API Electronics posted a gross profit of 31.4% for the six months ended November 30, 2007 compared to 33.7% for the six months ended November 30, 2006. This increase is attributed to higher labor cost on product mix and an increase in manufacturing overhead cost as a percentage of revenues due to decreased revenues on a year to date basis.

Filtran Group saw their gross profit increase to 21.0% for the six months ended November 30, 2007 from 18.4% for the six months ended November 30, 2006. The increase in gross profit was related to product mix related to sales to a military subcontractor that produced higher gross margins and to a one time sale of electronic “ADSL” filters that were written off several years previously.

TM Systems’ gross profit increased by 8.6% to 35.8% for the six months ended November 30, 2007 from the prior period in 2006. The result was largely due to higher profit revenues due to revenues derived from the US Navy Stabilized Glide Scope Indicators (SGSI) and revenues from visual landing aide equipment sold to U.S. Military sub contractor Avondale Shipyards, a division of Northrop Grumman.

The major components of cost of sales for the six months ended November 30, are as follows:

	2007	% of sales	2006	% of sales
Materials Used	$3,701,323	25.1%	$2,616,365	32.6%
Manufacturing Labor	$2,468,951	16.8%	$1,203,506	15.0%
Manufacturing Overhead	$4,553,710	30.9%	$2,298,196	28.6%

	$10,723,984	72.8%	$6,118,067	76.2%

As a percentage of sales, for the six months ended November 30, 2007, cost of sales decreased by 3.4% compared to the six months ended November 30, 2006. The decrease in cost of sales is due to the inclusion of National Hybrid Group operations, the decrease is also due to improvements in gross margins at Filtran Group, TM Systems and Keytronics Inc., offset by lower margins at API Electronics Inc.

Selling Expenses

Selling expenses increased to $1,170,892 for the six months ended November 30, 2007 from $545,657 for the six months ended November 30, 2006, mainly as a result of the inclusion of National Hybrid Group’s operations for the six month period ending November 30, 2007. Selling expenses for the six months ended November 30, 2007 was 7.9% as a percentage of sales, an increase of 1.1% compared to the six months ended November 30, 2006.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2007	% of sales	2006	% of sales
Payroll Expense – Sales	$437,340	3.0%	$257,153	3.2%
Commissions Expense	$397,988	2.7%	$158,408	2.0%

The overall increase in selling expenses was attributed to payroll and commission expenses related to the inclusion of National Hybrid Group expenses for the six months ended November 30, 2007.

Business Development

The Company’s business and development expenses increased to $61,495 for the six months ended November 30, 2007 from $0 incurred during the six months ended November 30, 2006. The increase is due to the continued advancement of the Company’s strategic vision of incorporating next generation nanotechnology based-technology into the design and manufacturing of existing and future product lines in our new state of the art facility under the oversight of top nanotechnology scientists and engineers.

General and Administrative Expenses

General and administrative expenses increased to $2,844,125 for the six months ended November 30, 2007 from $2,296,105 for the six months ended November 30, 2006. The increase is largely a result of the addition of the National Hybrid Group operations for the six months ended November 30, 2007, whose general and administrative expenses totaled approximately $620,000 for the six months ended November 30, 2007.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2007	2006	$ Change
Senior Management Salary	$716,793	$1,023,981	$(307,188)
Professional Services	$603,871	$146,845	$457,026
Office Salary	$526,113	$198,009	$328,104
Depreciation and Amortization	$379,883	$482,543	$(102,660)

Senior management salaries decreased by $307,188 for the six months ended November 30, 2007 compared to the six months ended November 30, 2006 due to a decrease in stock based compensation expense of approximately $371,000 and the inclusion of NHI Group expenses for the full six months of approximately $65,000.

Office salaries increased to $526,113 for the six months ended November 30, 2007 from $198,009, an increase of $328,104 due largely to the inclusion of National Hybrid Group and API NRC results for the full six months ended November 30, 2007 of approximately $259,000 and $31,000 respectively.

Professional services include legal, accounting, audit and taxation services increased for the six months ended November 30, 2007 to $526,113 from $187,921 for the six months ended November 30, 2006, an increase of $338,192, a result of increased legal fees pertaining to public filings, and due to the inclusion of professional accounting and information technology fees incurred at National Hybrid Group and legal fees related to patent filings at API NRC for the six months ended November 30, 2007.

Research and Development Expenses

Research and development increased to $1,244,308 for the six months ended November 30, 2007 from $58,760, for the six months ended November 30, 2006. The increase is centered around the creation of API NRC, whose Somerset, New Jersey’s facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span the full gamut of silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company’s abilities to better serve its current customers and to develop new electronic products. It also opens possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

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

Operating Income (Loss)

The Company posted an operating loss for the six months ended November 30, 2007 of $1,305,710 compared to operating loss of $985,258 for the six months ended November 30, 2006. Excluding the Company’s significant increase in research and development expenses of $1,185,548 compared to the same period last year, operating income increased by approximately $865,000 compared to the six months ended November 30, 2006. The increased investment in research and development is centered around the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Sommerset, New Jersey under the oversight of top nanotechnology scientist and engineers.

Other Income And Expense

Other expense was $232,058 for the six months ended November 30, 2007 compared to other income of $155,255 for the six months ended November 30, 2006.

The increase is largely attributable to interest paid on the related party note payable of $4,000,000, funds used to acquired the assets of API NRC. Total interest expense related to the note was approximately $171,000 for the six months ended November 30, 2007 compared to interest income of $15,006 in 2006.

The Company also incurred foreign currency translation losses of $90,422 at November 30, 2007 versus a gain of $140,249 in the six months ended November 30, 2006. The loss is due to the rapid decrease of the U.S. dollar versus Canadian dollar, which negatively affected Canadian operations.

Income Taxes

The provision for income taxes amounted to $329,071 for the six months ended November 30, 2007 compared to a income tax benefit of $213,553 for the six months ended November 30, 2006. The Company increased its valuation allowance by approximately $766,000 during the six months ended November 30, 2007. The Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2017, respectively.

Net Income (Loss)

The Company incurred a net loss for the six months ended November 30, 2007 of $1,866,839 compared to a net loss of $616,450 for the six months ended November 30, 2006. The Company has recorded a tax provision even though the Company has a net loss before taxes due to an increase in the deferred tax asset valuation allowance related to stock based compensation expense incurred in the current period and a change in estimate related to the valuation allowance related to stock based compensation expense. The increase in net loss compared to the same period in 2006 is largely attributed to an increase in research and development investment approximately of $1,186,000, an increase in estimated deferred taxes of $543,000 offset by a decrease in stock-based compensation expense of $371,000.

Results of Operations for the Three Months Ended November 30, 2007 and 2006

The following discussion of results of operations is a comparison of the Company’s three month period ending November 30, 2007 and November 30, 2006.

Operating Revenue

	Three months ended November 30,
	2007	2006	% Change
Sales by Subsidiary
API Electronics	$1,078,281	$1,189,817	-9.4%
National Hybrid Group	2,597,115	N/A	N/A
Filtran Group	2,833,021	1,709,437	+65.7%
TM Systems	640,326	787,551	-18.7%
Keytronics	473,130	364,183	29.9%
API NRC	17,579	N/A	N/A

	$7,639,452	$4,050,988	+88.6%

Overall, the Company recorded an increase in sales for the three months ended November 30, 2007 as total sales revenue increased by 88.6% over the same period in 2006. This increase resulted from the inclusion of National Hybrid and API NRC’s operations for three months, a 65.7% and 29.9% increase in sales from the Filtran Group and Keytronics Inc. respectively, offset by decreased sales at API Electronics and TM Systems.

API Electronics sales revenues decreased by 9.4% in the three months ended November 30, 2007 over the same period in 2006. This decrease was attributed primarily to a decrease for mission critical systems, primarily radar indicators and counter measure control electronics for U.S. military helicopters.

National Hybrid Group was acquired on January 24, 2007. Sales of $2,597,115 reflects strong demand for National Hybrid Group’s databus 1553 product line, multi chip modules, power controllers and custom hybrids, utilized in military and industrial applications.

Filtran Group’s sales revenue increased by approximately $1,100,000 or 65.7% in the three months ended November 30, 2007 over the corresponding period in 2006. The increase in sales revenue and growing backlog reflects continued strong demand for Filtran’s electronic filter, transformer and inductor product lines.

TM Systems recorded sales revenue levels in the three months ended November 30, 2007 that were 18.7% less than 2006. The decrease was attributed primarily to a decrease in revenues recognized on glide slope indicator equipment sold to US military sub contractor.

Keytronics’ revenues increased by 29.9% for the three months ended November 30, 2007 compared to the three months ended November 30, 2006, primarily the result of military sub contractor’s increased demand for Keytronics Inc.’s product line.

API NRC started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007. API NRC’s initial focus will be in the design and manufacturing of the optical business as it tries to take advantage of the resources it acquired from NoC. The Company has initially garnered a lot of interest from customers interested in API NRC’s products. The interest translated to some preliminary orders from two customers for the three months ended November 30, 2007.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended November 30
	2007	2006	2007 vs. 2006 % Change
Gross Profit by Segment Company
API Electronics	31.8%	43.7%	-11.9%
National Hybrid Group	27.8%	N/A %	N/A %
Filtran Group	20.5%	19.0%	1.5%
TM Systems	39.8%	29.7%	10.1%
Keytronics	22.8%	-6.3%	29.1%
API NRC	16.7%	N/A %	N/A %
Overall	26.5%	24.8%	1.7%

The Company’s overall gross profit was 26.5% for the three months ended November 30, 2007, a 1.7% increase from 24.8% for the three months ended November 30, 2006. Accordingly, the overall cost of revenue was 73.5% for the three months ended November 30, 2007 compared to 75.2% for the three months ended November 30, 2006.

API Electronics posted a gross profit of 31.8% for the three months ended November 30, 2007 compared to 43.7% for the three months ended November 30, 2006. This decrease is attributed higher labor costs on product mix and an increase in manufacturing overhead cost as a percentage of revenues due to API Electronics’ decreased revenues compared to the same period in 2006.

Filtran Group saw their gross profit increase to 20.5% for the three months ended November 30, 2007 from 19.0% for the three months ended November 30, 2006. The increase in gross profit was related to increased revenues and improvements in manufacturing processes on several high volume products.

TM Systems’ gross profit increased by 10.1% for the three months ended November 30, 2007 from the prior period in 2006. The result was largely due to higher profit revenues due to revenues derived from the US Navy Stabilized Glide Scope Indicators (SGSI) and revenues from visual landing aide equipment sold to U.S. Military sub contractor Avondale Shipyards, a division of Northrop Grumman. Furthermore, TM Systems has reduced labor costs associated with part of their product line and has been successful in reducing manufacturing overhead expenses, specifically related to the reduction of head count.

The major components of cost of sales for the three months ended November 30 are as follows:

	2007	% of sales	2006	% of sales
Materials Used	$2,048,757	26.8%	$1,278,581	31.6%
Manufacturing Labor	$1,329,770	17.4%	$472,198	11.7%
Manufacturing Overhead	$2,239,354	29.3%	$1,294,580	31.9%

	$5,617,881	73.5%	$3,045,359	75.2%

As a percentage of sales, for the three months ended November 30, 2007, cost of sales decreased by 1.7% compared to the three months ended November 30, 2006. The decrease is due to improvements in gross margins at Filtran Group, TM Systems and Keytronics Inc., offset by lower margins at API Electronics Inc.

Selling Expenses

Selling expenses for the three months ended November 30, 2007 were $575,885 compared to $291,782 for the three months ended November 30, 2006, mainly as a result of the inclusion of selling expenses of $250,163 from the National Hybrid Group’s operations for the three month period ending November 30, 2007 compared to $0 in 2006.

The major components of selling expenses are as follows:

	Three months ended November 30,
	2007	% of sales	2006	% of sales
Payroll Expense – Sales	$202,635	2.7%	$144,851	3.6%
Commissions Expense	$216,649	2.8%	$75,147	1.9%

The overall increase in selling expenses was attributed to payroll and commission expenses related to the inclusion of National Hybrid Group expenses for the three months ended November 30, 2007.

Business Development

The Company’s business and development expenses were $18,719 for the three months ended November 30, 2007 compared to $0 during the three months ended November 30, 2006. The increase is due to the continued advancement of the Company’s strategic vision of incorporating next generation nanotechnology based-technology into the design and manufacturing of existing and future product lines in our new state of the art facility under the oversight of top nanotechnology scientists and engineers.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2007 were $1,459,527 compared to $1,684,623 for the three months ended November 30, 2006. The decrease is largely a result of the decrease in stock based compensation offset by the addition of the National Hybrid Group operations for the three months ended November 30, 2007, whose general and administrative expenses totaled approximately $468,000 for the three months ended November 30, 2007.

The major components of general and administrative expenses are as follows:

	Three months ended November 30,
	2007	2006	$ Change
Senior Management Salary	$264,791	$1,023,981	$(759,190)
Professional Services	$484,255	$146,845	$337,410
Office Salary	$311,315	$115,261	$196,054

Senior management salaries decreased by $759,190 for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 due to a decrease in stock based compensation expense of approximately $866,000, of which $868,000 in stock based compensation expense for the three months ended November 30, 2006 was from the exchangeable shares related to the Plan of Arrangement with Rubincon Ventures in November 2006.

Office salaries increased to $311,315 for the three months ended November 30, 2007 from $115,261, an increase of $196,054 due largely to the inclusion of National Hybrid Group and API NRC results for the full three months ended November 30, 2007 of approximately $150,000 and $31,000 respectively.

Professional services include legal, accounting, audit and taxation services increased for the three months ended November 30, 2007 to $484,255 from $146,845 for the three months ended November 30, 2006, an increase of $337,410 largely as a result of increased legal fees pertaining to public filings, and due to the inclusion of professional accounting and information technology fees incurred at National Hybrid Group and legal fees related to patent filings at API NRC for the three months ended November 30, 2007.

Research and Development Expenses

Research and development increased to $960,039 for the three months ended November 30, 2007 from $58,760, for the three months ended November 30, 2006. The increase is centered around the creation of API NRC, whose Somerset, New Jersey’s facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span the full gamut of silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company’s abilities to better serve its current customers and to develop new electronic products. It also opens possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased due to National Hybrid Group’s continuous and significant investment in research and development to design and produce next generation products for their entire product line including but not limited to the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company is committed to increasing research and development investment on a going forward basis in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and for new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the three months ended November 30, 2007 of $992,599 compared to operating loss of $1,029,536 for the three months ended November 30, 2006. The increase in operating income is attributed to the inclusion of NHI’s operations for the three months, improved operating income at Filtran Group and Keytronics offset by decreased operating income offset by the Company’s increased investment in research and development of $901,279. The increased investment in research and development is centered around the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Sommerset, New Jersey under the oversight of top nanotechnology scientist and engineers.

Other Income And Expense

Other expense was $134,374 for the three months ended November 30, 2007 compared to income of $166,555 for the three months ended November 30, 2006.

The increase is largely attributable to interest paid on the related party note payable of $4,000,000, funds used to acquired the assets of API NRC. Total interest expense related to the note was approximately $113,000 for the three months ended November 30, 2007 compared to interest income of $31,307 in 2006.

The Company also incurred foreign currency translation losses of $36,979 from a gain $135,248 in the three months ended November 30, 2006. The increase is due to the rapid decrease of the U.S. dollar versus the Canadian dollar, which negatively affected Canadian operations.

Income Taxes

The provision for income taxes amounted to $27,482 for the three months ended November 30, 2007 compared to a income tax benefit of $248,187 for the three months ended November 30, 2006. The Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2017, respectively.

Net Income (Loss)

The Company incurred a net loss for the three months ended November 30, 2007 of $1,154,454 compared to a net loss of $614,794 for the three months ended November 30, 2006. The Company has recorded a tax provision even though the Company has a net loss before taxes due to an increase in the deferred tax asset valuation allowance related to stock based compensation expense incurred in the current period and a change in estimate related to the valuation allowance related to stock based compensation expense. The increase in net loss compared to the same period in 2006 is largely attributed to an increase in research and development investment approximately of $901,279, an increase in estimated deferred taxes of $221,000 offset by a decrease in stock-based compensation expense of approximately $866,000.

Liquidity and Capital Resources

Six months ended November 30, 2007 compared to the year ended May 31, 2007

Liquidity

At November 30, 2007, the Company held cash of $4,068,039 compared to $3,277,468 at May 31, 2007. The increase is largely due to proceeds from the sale of Company common stock pursuant to Regulation S, private placements totaling $1,800,000 offset by the purchase of fixed assets of $460,000.

At November 30, 2007, the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory increased marginally from $10,360,869 at May 31, 2007 to $10,528,865 at November 30, 2007. The increase is mainly attributed to the Filtran Group as it builds inventory to meet increased demand for its products as witnessed by a 41% increase in revenues and a significant increase in its 12 month order backlog.

Accounts receivable decreased by less than 1.0% from $3,466,028 at May 31, 2007 to $3,445,858 at November 31, 2007. Accounts payable increased by $438,093 to $3,617,080 at November 30, 2007 from $3,178,987 at May 31, 2007. The increase is largely attributed to the opening of the API NRC research facility in July 2007.

Long-term debt increased by $3,756,419 at November 30, 2007 from $471,908 at May 31, 2007. The increase is a result of the $4,000,000 loan, the proceeds of which were used to acquire the assets of NoC, and the payment of a $200,000 promissory note.

Total assets increased to $31,388,773 at November 30, 2007 from $27,346,760 at May 31, 2007. The increase resulted primarily from the asset acquisition of the assets of NoC.

Operating, Investing and Financing Activities

Cash used by operating activities was $101,278 for the six months ended November 30, 2007 compared to net cash derived from operations of $515,589 for the six months ended November 30, 2006, an decrease of approximately $414,000. The decrease is a result of an increase in net loss of $1,250,389 offset by an increase in net operating assets and liabilities of approximately $627,000.

Investing activities for the six months ended November 30, 2007 consisted of the purchase of capital assets of $460,145 (2006 -$160,488), and the use of net cash proceeds of $4,045,671 for the acquisition of all the assets of NoC (2006 -$0) net of proceeds from an insurance policy of $134,164.

Financing activities included net proceeds from long-term debt of $4,000,000 (2006—$0), and repayments of long term debt $243,581 (2006—$42,485), and repayment of bank indebtedness of $387,569 compared to an increase in bank indebtedness of $160,930 for six months ended November 30, 2006.

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At November 30, 2007, API Electronics had borrowed $147,674 (May 31, 2007—$395,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2008.

The Company’s subsidiary Filtran Limited has a line of credit of $990,000 (Cdn$1,000,000). At November 30, 2007, Filtran Limited had borrowed $0 (May 31, 2007—$158,375). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on August 31, 2008.

The Company’s subsidiary Keytronics has a working capital line of credit of $125,000. At November 30, 2007, Keytronics borrowed $100,032 (May 31, 2007—$81,753) against this line. This credit is secured by all Keytronics’ assets pursuant to a general security agreement. This line charges prime plus 1 % for borrowings.

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

Contractual Obligations and Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Building leases	$1,491,773	$237,268	$851,272	$301,679	$101,555
Equipment leases	29,878	5,688	18,985	5,205	—
Promissory note, related party	4,000,000	—	—	4,000,000	—
Other long term liabilities	228,327	161,130	67,197	—	—

Total	$5,749,978	$404,086	$937,454	$4,306,884	$101,555

Effects of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and periods within those fiscal years.

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

Off-Balance Sheet Arrangements

During the six months ended November 30, 2007 and the year ended May 31, 2007, the Company did not use off-balance sheet arrangements.

Shareholders’ Equity

As of November 30, 2007 there were 336,974,855, common shares of API Nanotronics Corp. issued and outstanding, no warrants outstanding and exercisable, and 33,875,000 stock options outstanding at exercise prices ranging from $.0928 to $0.3622 with remaining average contractual lives of 5.023 years. Additionally, at November 30, 2007, 35,077,750 exchangeable shares were issued and outstanding and not held by the Company. Therefore, because exchangeable shares, which were issued in connection with the Plan of Arrangement with API Electronics Group Corp. are the economic equivalent to shares of the Company’s common stock, the Company had the economic equivalent of 372,052,605 shares of common stock outstanding at that date. This total does not include the 2,502,400 shares of common stock or exchangeable shares that still could be issued as a result of the Plan of Arrangement for API Electronics Group Corp. common shares that have not been converted into our common stock or exchangeable shares.

During the six months ended November 30, 2007, the Company accepted subscriptions for 11,999,995 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $.15 per share. The Company received gross proceeds of $1,800,000 for such shares.

During the 2007 fiscal year ended May 31, 2007, the Company accepted subscriptions for 21,251,350 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $.37 per share. The Company received gross proceeds of $7,858,750 for such shares. As of May 31, 2007, this Regulation S private placement was closed.

During the 2007 fiscal year ended May 31, 2007, API acquired and retired 150,000 common shares at a total cost of $57,000.

During the 2006 fiscal year ended May 31, 2006, 20,000,000 common shares of API were issued upon the exercise of stock options for proceeds of $1,000,000 plus $996,000 of additional paid in capital.

All the above share numbers reflect the effect of the 10-for-1 conversion ratio for API Electronics Group Corp. common sharees of the Plan of Arrangement and 5-for-1 stock split on the Company’s common stock.

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

Other (income) loss for the six months ended November 30, 2007 included $90,422 of foreign exchange losses (2006 – ($140,249).

We do not use financial instruments for trading purposes and are not a party to any leverage derivatives. We do not engage in hedging transactions to manage our foreign currency risk.

Interest Rate Risk

We believe that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At November 30, 2007, we had long-term debt of $4,228,327 compared to $471,908 for the year ended May 31, 2007. Substantially all of the debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At November 30, 2007, we had capital leases payable of $29,878 compared to $33,410 for the year ended May 31, 2007. The debt underlying capital lease payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At November 30, 2007, we had a line of credit facilities in place for three of its subsidiaries (API Electronics Inc. $500,000; Filtran Limited $990,000 ($1,000,000 CDN) and Keytronics, Inc. ($125,000). The total bank indebtedness at November 30, 2007 was $247,706 compared to $635,276 at May 31, 2007. The line of credit facilities are variable rate debt tied to the prime rates in the US and Canada respectively. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($2,477) based on the November 30, 2007 bank indebtedness of $247,706.

Marketable Securities and Cash and Cash Equivalents Risk

We periodically hold cash equivalents consisting of investments in money market instruments. At November 30, 2007, the company held cash equivalent investments of $2,259,055 (2006—$0). This helps mitigate the risk of interest rate increases in its lines of credit. These cash equivalent investments are subject to interest changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $22,591 based on the November 30, 2007 cash and cash equivalent balance of $2,259,055. The Company held marketable securities of $445,009 as of November 30, 2007, compared to $605,011 at May 31, 2007. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $44,501 based on the November 30, 2007 marketable securities balance of $445,009. A hypothetical 10% decrease in the market price of our marketable equity securities at November 30, 2007 would cause a corresponding 10% decrease in the carrying amounts of these securities or a loss of $(44,501).

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

(b)	Changes in Internal Controls over Financial Reporting

During the first six months of the fiscal year ending May 31, 2008, which six month period ended November 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 19, 2007, the Company held its annual meeting of stockholders. At the meeting, Arthur Cape, Jason DeZwirek, Phillip DeZwirek, Thomas W. Mills, Jonathan Pollack and Donald A. Wright were re-elected as directors of the Company. The votes for directors were:

Arthur Cape:	For: 50,426,918	Withholding: 351,382
Jason DeZwirek:	For: 50,409,913	Withholding: 368,387
Phillip DeZwirek:	For: 50,411,108	Withholding: 367,192
Thomas W. Mills:	For: 50,433,183	Withholding: 345,117
Jonathan Pollack	For: 50,429,488	Withholding: 348,812
Donald A. Wright:	For: 50,427,638	Withholding: 350,662

The stockholders were also asked to approve the Company’s 2006 Equity Incentive Plan. The plan was approved with 40,994,064 votes for, 477,010 votes against or abstaining and 9,307,226 broker non-votes. The stockholders also were asked to approve an amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock of the Company from 200 million to 1 billion shares. The amendment was approved with 49,318,927 votes for, 1,459,370 votes against or abstaining and 3 broker non-votes. The stockholders were also asked to ratify the appointment of WithumSmith+Brown, P.C. as the Company’s independent registered public accountants for the 2008 fiscal year ending May 31, 2008. The appointment of WithumSmith+Brown, P.C. accountants was ratified with 50,463,494 votes for and 314,806 votes against or abstaining and no broker non-votes. The number of shares reported are the actual number of shares that were voted and do not reflect the effect of the 5-for-1 stock split that occurred subsequent to the annual meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT AND REPORTS ON FORM 8-K

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	Amended and Restated By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

3.6	Audit Committee Charter (incorporated by reference from Exhibit A of the Company’s definitive proxy statement filed on September 18, 2007).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.7	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.8	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.9	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

10.11	Stock Purchase Agreement, dated January 24, 2007, among the Company, the Estate of Benedict Pace, National Hybrid, Inc. and Pace Technologies, Inc. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

10.12	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed on February 15, 2007)

10.13	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Jonathan Pollack (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.14	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Arthur Cape (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.15	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Thomas W. Mills, Sr. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.16	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Claudio Mannarino (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.17	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Phillip DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.18	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.19	Non-Statutory Stock Option Agreement, dated March 15, 2006, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 8-K filed on March 24, 2006).

10.20	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.21	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.22	The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

10.23	Asset Purchase Agreement dated July 17, 2007 between API Nanofabrication and Research Corporation and NanoOpto Corporation (incorporated by reference from the Company’s Form 8-K filed on July 23, 2007).

10.24	Promissory Note of API Nanotronics Corp. in the principal amount of $4,000,000, dated as of July 18, 2007, in favor of Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.25	Lease, dated July 19, 2007, between Franklin Cottontail LLC and API Nanofabrication and Research Corporation and Guaranty of Lease by API Nanotronics Corp. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

14.1	Code of Ethics for the Company Directors, Officers, Employees and Agents including Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.3	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

16.4	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: January 14, 2008	By:	/s/ Phillip DeZwirek
Phillip DeZwirek
Chief Executive Officer,
Chairman and Treasurer

	By:	/s/ Claudio Mannarino
Claudio Mannarino
Chief Financial Officer
and Vice President