Form 10-Q
period 2008-02-29
API Nanotronics Corp.
filed 2008-04-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

372,067,855 shares of common stock with a par value of $0.001 per share at April 7, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	Feb 29, 2008 (Unaudited)	May 31, 2007 (audited)
Assets
Current
Cash and cash equivalents	$1,850,714	$3,277,468
Marketable securities, at fair value	414,155	605,011
Accounts receivable, less allowance for doubtful accounts of $51,187 and $73,249 at February 29, 2008 and May 31, 2007, respectively	4,007,138	3,466,028
Inventories	10,964,554	10,360,869
Deferred income taxes	182,000	63,000
Prepaid expenses and other current assets	262,918	495,152

	17,681,479	18,267,528
Fixed assets, net	10,295,032	6,522,012
Deferred income taxes	621,730	803,141
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,398,186	623,173

	$31,127,333	$27,346,760

Liabilities and Stockholders’ Equity
Current
Short term borrowings	$317,674	$635,276
Accounts payable and accrued expenses	4,405,368	3,178,987
Deferred income taxes	114,000	242,000
Current portion of long-term debt	123,211	404,711
Current portion of capital leases	4,547	10,388

	4,964,800	4,471,362
Deferred income taxes	787,961	805,712
Long term debt, net of current portion	—	67,197
Long term debt, related party	4,000,000	—
Capital leases payable, net of current portion	22,781	23,022

	9,775,542	5,367,293

Stockholders’ equity
Common stock, ($0.001 par value, 1,000,000,000 authorized shares 336,990,105 and 324,973,860 shares issued and outstanding at February 29, 2008 and May 31, 2007, respectively)	336,990	324,974
Special voting stock ($0.001 par value, 1 share authorized, issued and outstanding at February 29, 2008 and May 31, 2007)	—	—
Additional paid-in capital	26,394,243	23,937,000
Accumulated deficit	(6,430,204)	(3,451,767)
Accumulated other comprehensive income:
Currency translation adjustment	713,849	784,982
Unrealized gain on marketable securities, net of tax	336,913	384,278

Total accumulated other comprehensive income	1,050,762	1,169,260

	21,351,791	21,979,467

	$31,127,333	$27,346,760

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Nine Months Ended Feb 29, 2008 (Unaudited)	For the Nine Months Ended Feb 28, 2007 (Unaudited)	For the Three Months Ended Feb 29, 2008 (Unaudited)	For the Three Months Ended Feb 28, 2007 (Unaudited)
Revenue, net	$22,147,445	$12,676,534	$7,408,352	$4,643,203
Cost of revenues	16,233,942	9,660,568	5,509,958	3,542,502

Gross profit	5,913,503	3,015,966	1,898,394	1,100,701

Operating expenses
General and administrative	4,520,708	3,265,769	1,676,583	1,044,634
Research and development	2,330,478	113,174	1,086,170	54,413
Business development	78,013	74,970	16,518	—
Selling expenses	1,657,655	957,619	486,763	411,962

	8,586,854	4,411,532	3,266,034	1,511,009

Operating loss	(2,673,351)	(1,395,566)	(1,367,640)	(410,308)
Other (income) expenses, net
Interest expense, net	236,134	(23,125)	94,498	(8,119)
(Gain) loss on foreign currency transactions	96,362	(293,579)	5,939	(153,330)

	332,496	(316,704)	100,437	(161,449)

Loss before income taxes	(3,005,847)	(1,078,861)	(1,468,077)	(248,859)
Benefit from income taxes	(27,410)	(272,703)	(356,480)	(59,150)

Net loss	$(2,978,437)	$(806,158)	$(1,111,597)	$(189,708)

Loss per share – Basic	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Loss per share – Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	367,690,044	224,712,915	374,555,005	341,303,660
Diluted	367,690,044	224,712,915	374,555,005	341,303,660

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at May 31, 2007 (audited)	324,973,860	$324,974	$23,937,000	$(3,451,767)	$1,169,260	$21,979,467
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	16,250	16	(16)	—	—	—
Stock based compensation expense	—	—	669,259	—	—	669,259
Common stock issued	11,999,995	12,000	1,788,000	—	—	1,800,000
Net loss for the period	—	—	—	(2,978,437)	—	(2,978,437)
Foreign currency translation adjustment	—	—	—	—	(71,132)	(71,132)
Unrealized gain(loss) on marketable securities- net of taxes	—	—	—	—	(47,366)	(47,366)

Total comprehensive loss						(3,096,935)

Balance at February 29, 2008 (unaudited)	336,990,105	$336,990	$26,394,243	$(6,430,204)	$1,050,762	$21,351,791

•	The number of shares of common stock reflects the 5:1 stock split effective November 19, 2007, which has been applied to earlier periods.

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Nine Months Ended Feb 29,
	2008 (Unaudited)	2007 (Unaudited)
Cash flows from operating activities
Net loss	$(2,978,437)	$(806,158)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	775,470	717,102
Stock based compensation	669,259	1,225,644
Gain on sale of marketable securities	—	11,485
Deferred income taxes (benefit)	36,575	(372,296)
Changes in operating assets and liabilities
Accounts receivable	(330,690)	646,682
Inventories	(561,814)	(734,354)
Prepaid expenses and other current assets	229,670	336,111
Accounts payable and accrued expenses	1,223,557	(40,875)
Deferred revenue	—	(119,850)

Net cash provided (used) by operating activities	(936,410)	863,491
Cash flows from investing activities
Purchase of fixed assets	(1,374,022)	(313,360)
Business acquisition, net of cash acquired	—	(8,764,096)
Asset acquisition	(4,045,671)	—
Net proceeds from insurance	134,164	—

Net cash (used) by investing activities	(5,285,529)	(9,077,456)
Cash flows from financing activities
Proceeds from issuance of common shares	1,800,000	6,637,250
Repurchase and retirement of common shares	—	(57,000)
Plan of Arrangement, cash acquired net of transaction costs	—	3,281,082
Short term borrowings advances (repayments), net	(332,908)	(57,923)
Repayment of obligations – capital lease	(6,081)	(33,459)
Repayment of long term debt	(348,697)	—
Proceeds from long-term debt, related party	4,000,000	6,051,053

Net cash provided by financing activities	5,112,314	15,821,003
Effect of exchange rate on cash and cash equivalents	(317,129)	(519,305)

Net change in cash and cash equivalents	(1,426,754)	7,087,733
Cash and cash equivalents, beginning of period	3,277,468	946,680

Cash and cash equivalents, end of period	$1,850,714	$8,034,413

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of API Nanotronics Corp. (“API Nanotronics”), formerly known as Rubincon Ventures Inc., and API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Systems II Inc., Keytronics, Inc., and API Nanofabrication and Research Corporation, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2008. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 29, 2008 and the results of its operations and cash flows for the nine and three month period ended February 29, 2008. Results for the nine months ended February 29, 2008 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended May 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on August 22, 2007.

The Company manufactures and designs high reliability semiconductor and microelectronics circuits for military, aerospace and commercial applications. The Company through acquisitions has expanded its manufacturing and design of electronic components to include filters, transformers, inductors, high-performance microcircuits, custom hybrid microcircuits and custom power supplies for land and amphibious combat systems, mission critical information systems and technologies, shipbuilding and marine systems, and business aviation.

The creation of API Nanofabrication and Research Corp. (“API NRC”), and the subsequent acquisition of the assets of NanoOpto Corp., offers the Company a unique opportunity to design and manufacture next generation products. API NRC’s material processing and fabrication capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based on nanoscience and MEMS. These increased capacities expand the Company’s abilities to better serve its customers and to develop new electronic products. These increased capacities also open possibilities for new business based on hybrid optics. These assets and facilities will also be the centerpiece of the Company’s research and development program.

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

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

legal parent, Rubincon, now known as API Nanotronics, including the shares issued to affect the reverse acquisition for the period after the consummation of the Plan of Arrangement and the capital structure of API modified by the 10-for-1 exchange ratio in the Plan of Arrangement for the period prior to the consummation of the Plan of Arrangement.

On November 19, 2007, API Nanotronics Corp. affected a 5-for-1 stock split of its common stock, through a common stock dividend. Since retained earnings were in a deficit position, the stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received four additional shares for every outstanding share held on that date. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

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

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of February 29, 2008, approximately, $1,050,000 of the $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition (See Note 4) have been placed in service. The Company continues to finalize their nanofabrication and research plan and accordingly the equipment will continue to be placed in service.

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of February 29, 2008 and May 31, 2007.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years

As of February 29, 2008, $731,621 of patents are included in intangible assets, which were acquired in conjunction with the acquisition of assets from NanoOpto Corp. The Company expects to put the patents to full use during the next fiscal quarter (Note 4).

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of February 29, 2008 and May 31, 2007, respectively.

Income taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard became effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 1, 2007. The adoption of FIN 48 has not had a material effect on the Company’s financial condition or results of operations.

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $126,762, in warranty liability as of February 29, 2008 and May 31, 2007, respectively, which has been included in accounts payable and accrued expenses.

Research and Development

Research and development expenses are recorded when incurred.

Stock-Based Compensation

Effective June 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R required that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Security and Exchange Commission (“SEC”) included in Staff Accounting Bulletins (“SAB”) No. 107 and No. 110. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (Note 12)

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. The Company is currently evaluating the potential impact of this pronouncement.

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact. The Company is currently evaluating the potential impact of this pronouncement.

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

The purchase price of NoC’s assets was satisfied through the payment of cash in the amount of $3,970,000 ($30,000 credit received for piece of equipment in need of repair). The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $45,671, giving a total acquisition cost of $4,045,671.

The fair value assigned to tangible assets acquired are as follows:

Fixed assets in use and to be placed in service	3,314,050
Patents & intellectual property	731,621

Fair value of assets acquired	$4,045,671

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

API NRC financed the Purchase with $4,000,000 received from the Company. The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (See Note 11). The Note has a 61 month term, requires payments of interest only until maturity and bears interest at the rate of 12% per annum. Unless sooner repaid, the Note is payable on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note occurs and is continuing, all amounts due hereunder may be declared immediately due and payable.

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

On January 24, 2007, the Company borrowed $6,000,000 from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (the “Lender”) (a related party) in order to fund its purchase of the stock of the National Hybrid Group from the Estate of Benedict Pace, and to provide the Company with additional working capital. This loan was evidenced by a promissory note (the “Note”) in favor of the Lender. The Note accrued interest at 12% per annum and with interest payable semi-annually. The principal amount of the Note was due 61 months from the date on which it was made and could be prepaid at any time at the option of the Company without penalty. The loan and interest were repaid as of May 31, 2007.

The purchase price of the National Hybrid Group was satisfied through payment of cash in the amount of $9,750,000. The Company also incurred legal costs and professional fees in connection with the acquisition of $191,310, giving a total acquisition cost of $9,966,766. The Company has accounted for the acquisition using the purchase method of accounting. The results of operations of the National Hybrid Group have been included in the Company’s results of operations beginning on January 24, 2007. In accordance with SFAS No. 141, “Business Combinations” the total purchase price was allocated to the National Hybrid Group’s net assets based on their estimated fair values as of January 24, 2007. During the nine months ended February 29, 2008 the Company changed the purchase price allocation as a result of an unrecorded account receivable. The fair values assigned to tangible assets acquired and liabilities assumed were as follows:

Cash	$1,177,214
Current assets	7,653,021
Fixed assets in use and to be placed in service	2,595,147
Current liabilities	(1,249,060)
Deferred income taxes	(209,556)

Fair value of assets acquired	$9,966,766

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma summary presents the combined results of operations as if the National Hybrid Group acquisition described above had occurred at the beginning of the period for the nine and three months ended February 28, 2007, respectively.

	Nine months ended February 28, 2007 (Pro forma)	Three months Ended February 28, 2007 (Pro forma)
Revenues	$21,393,883	$6,570,804
Net loss	$(890,255)	$(470,537)
Net loss per share – basic	$(0.00)	$(0.00)
Net loss per share – diluted	$(0.00)	$(0.00)

6. Inventories

Inventories consisted of the following as of February 29, 2008 and May 31, 2007, respectively:

	February 29, 2008	May 31, 2007
Raw materials	$4,941,047	$5,199,245
Work in progress	2,928,871	2,573,329
Finished goods	3,094,636	2,588,295

Total	$10,964,554	$10,360,869

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 29, 2008	May 31, 2007
Accounts payable and accrued expenses	$3,711,402	$2,660,739
Wage and vacation accrual	518,100	399,064
Audit and accounting fees	175,866	119,184

Total	$4,405,368	$3,178,987

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

8. Stockholders’ Equity

On November 19, 2007, API Nanotronics Corp. affected a five-for-one stock split of its common stock. Because retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received a stock dividend of four additional shares for each outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole stockholder of API, and each holder of API common shares was granted the right to receive for each API common share 50 (10 pre-split) shares of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 50 (10 pre-split) API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock (other than in the calculation of Stockholders’ Equity) have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to the closing of the Plan of Arrangement, Rubincon had 200,033,360 shares of common stock outstanding.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 141,270,300 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of February 29, 2008, (i) API Nanotronics had issued 103,691,650 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 35,077,750 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock) which exchangeable shares are the substantially equivalent to our common stock and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on 2,487,150 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued but is obligated to issue 37,564,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

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

On November 6, 2006, API Nanotronics amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with the Plan of Arrangement and allows the trustee to have at meetings of stockholders of API Nanotronics the number of votes equal to the number of exchangeable shares not held by API Nanotronics or subsidiaries of API Nanotronics (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API Nanotronics stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API Nanotronics common stock at any time at the option of the holder. API Nanotronics may force the conversion of API Nanotronics Sub., Inc. exchangeable shares into shares of API Nanotronics common stock on the tenth anniversary of the date of the Plan of Arrangement or sooner upon the happening of certain events.

On July 2, 2007, the Compensation Committee of the Board of Directors of the Company acted to reprice certain options that the Company had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the API Nanotronics Corp. 2006 Equity Incentive Plan (the “Plan”), were repriced to be the average of the closing bid and ask price on the date of the action by the Compensation Committee. The new option exercise price was $0.2690 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing (Note 9).

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

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

On October 19, 2007, at the 2007 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock, par value $.001, from 200,000,000 to 1,000,000,000.

During the nine month period ended February 29, 2008, the Company accepted subscriptions for 11,999,995 shares of its common stock, which were sold in a Regulation S, private placement to investors not located in the United States for $.15 per share. The Company received gross proceeds of $1,800,000.

Warrants

There are no warrants outstanding or exercisable as at February 29, 2008 and May 31, 2007.

9. Stock Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. Of the 75,000,000 shares authorized under the Equity Incentive Plan, 41,750,000 shares are available for issuance pursuant to options or as stock as of February 29, 2008. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 29, 2008, there was $629,376 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over a weighted-average period of five years from the date of grant.

During the nine months ended February 29, 2008 and 2007, $669,259 and $1,225,644, respectively, has been recognized as stock based compensation expense in general and administrative expense.

Included in total stock based compensation for the nine months ended February 29, 2008 is $89,801 of stock based compensation expense related to repricing of certain options that had been previously granted to employees, directors and consultants of the Company. The options were repriced to the average closing bid and ask price on the date of action on July 2, 2007. The new option exercise price is $0.2690 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.

On July 19, 2007, a total of 1,000,000 options vested upon the achievement of certain milestones as defined in the grant agreements. These options are exercisable at $0.2690 per share. The Company recognized approximately $149,200 of stock based compensation expense which is included in the $669,259 total stock based compensation recognized during the nine months ended February 29, 2008.

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

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2008	2007
Expected volatility	56%	60-80%
Expected dividends	0%	0%
Expected term	10 years	5 -10 years
Risk-free rate	4.74%	2.50% -4.44%

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

The summary of the common stock options granted, cancelled, exchanged or exercised under the Equity Incentive Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2006	25,500,000	$0.0928
Exercised	(500,000)	$(0.1200)
Issued	8,000,000	$0.3622
Outstanding options of Rubincon (A)	625,000	$0.2000

Stock Options outstanding - May 31, 2007	33,625,000	$0.1584
Issued	250,000	$0.2690
Exercised	—	$—

Stock Options outstanding - February 29, 2008	33,875,000	$0.1370

Stock Options exercisable - February 29, 2008	28,375,000	$0.1120

(A)	Stock options entitling the holder to purchase 625,000 shares of common stock of the Company at an option exercise price of $0.20 per common share were issued prior to the Plan of Arrangement and were not issued under the Equity Incentive Plan. All of these options have vested.

The weighted-average grant date fair value of options granted during the nine months and year ended February 29, 2008 and May 31, 2007 was $0.2690 and $0.3622, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at February 29, 2008	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at February 29, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0928 – 0.20	25,625,000	$0.0940	2.916	$800,000	25,625,000	$0.094	$800,000
$0.20 – 0.40	8,250,000	$0.2700	4.977	—	2,750,000	$0.270	—

	33,875,000		4.770	$800,000	28,375,000		$800,000

The intrinsic value is calculated as the difference between the market value as of February 29, 2008 and the exercise price of the shares. The market value as of February 29, 2008 was $0.124 as reported by the Nasdaq Stock Market.

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

10. Supplemental Cash Flow Information

	For the nine months ended February 29, 2008	For the nine months ended February 28, 2007
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$26,274	$(5,715)

Cash paid for interest	$208,688	$65,539

(b) Non cash transaction
Other current assets and long-term debt assumed in conjunction with the Plan of Arrangement	—	$100,000
Business acquisition NHI—adjustment to purchase price	$134,164	—

11. Related Party Transactions

(a)	Included in general and administrative expenses for the nine months ended February 29, 2008 are consulting fees of $69,693 (2007 - $56,306) paid to an individual who is a director and officer of the Company, and rent, management fees, and office administration fees of $138,265 (2007 - $144,221) paid to a corporation in which two of the directors are also directors of the Company. The balance due as of February 29, 2008 and May 31, 2007 is $27,406 and $64,382, respectively.

Included in general and administrative expenses for the three months ended February 29, 2008 are consulting fees of $23,577 (2007 - $20,606) paid to an individual who is a director and officer of the Company, and rent, management fees, and office administration fees of $44,401 (2007 - $49,050) paid to a corporation in which two of its directors are also directors of the Company.

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements.

(c)	Included in interest expenses for the nine months ended February 29, 2008 are interest charges of $297,205 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). Accrued interest as of February 29, 2008 was $119,671.

12. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Nine months ended February 29,		Three months ended February 29,
	2008	2007	2008	2007
Weighted-average shares-basic	367,690,044	224,712,915	374,555,005	341,303,660
Effect of dilutive securities	*	*	*	*

Weighted-average shares - diluted	367,690,044	224,712,915	374,555,005	341,303,660

Basic EPS and diluted EPS for the nine months ended February 29, 2008 and February 28, 2007 have been computed by dividing the net loss by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the nine months ended February 29, 2008. As of February 29, 2008 a total of 35,062,500 exchangeable shares remain outstanding and 2,502,100 shares may still be issued under the Plan of Arrangement.

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

*	All outstanding options aggregating 33,875,000 incremental shares, have been excluded from the February 29, 2008 (25,562,500 incremental shares from the February 28, 2007) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2008 and 2007.

13. Commitments

(a)	On January 1, 2005, the Company entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Oil Corp. Under the terms of the agreement, Green Diamond provides office space, office equipment and supplies, telecommunications, personnel, and management services. These obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement.

(b)	On February 14, 2007, the Company entered into an employment agreement (the “Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the Agreement, for termination without cause, the Corporation has the right to terminate employment on 30 days written notice. In such case, that employment has been terminated prior to the second anniversary of the effective date of the Agreement, the Corporation shall provide the Chief Technology Officer with severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the Agreement. Upon any termination without cause, the Chief Technology Officer will also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

(c)	On July 19, 2007, the Company entered into a lease agreement for the facility in Somerset, New Jersey. The term of the lease is for 62 months, which began August 1, 2007. The Company has 2, 5-year options to renew the lease. No rent was due for the first two months. Starting October 1, 2007 the monthly lease payments were $22,402 with nominal increases each following year.

14. Income Taxes

The Company has identified several tax jurisdictions since it has operations in the Canada and the United States tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

There has not been any liability reflected for unrecognized tax benefits, including interest and penalties, during the nine months ended February 29, 2008.

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

15. Segment Information

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

Nine months ended February 29, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,598,646	$15,548,799	$—	$—	$22,147,445
Inter-segment sales	7,800	266,181		(273,981)	—

Total revenue	6,606,446	15,814,980	—	(273,981)	22,147,445

Income (loss) before expenses below:	516,236	(1,591,019)	—	—	(1,074,783)
Corporate head office expenses	—	—	823,098	—	823,098
Depreciation and amortization	58,740	714,293	2,437	—	775,470
Other expense	142,490	—	190,006	—	332,496
Income tax expense (benefit)	1,862	(40,272)	11,000	—	(27,410)

Net income (loss)	$313,144	$(2,265,040)	$(1,026,541)	$—	$(2,978,437)

Segment assets	$5,001,310	$23,888,075	$2,237,948	$—	$31,127,333

Goodwill included in assets	$848,102	$282,804	$—	$—	$1,130,906
Capital expenditures	$78,351	$1,553,171	$—	$—	$1,631,522
Asset acquisition	$—	$4,045,671	$—	$—	$4,045,671

Nine months ended February 28, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$4,716,021	$7,960,513	$—	$—	$12,676,534
Inter-segment sales	8,216	303,017	—	(311,233)	—

Total revenue	4,724,237	8,263,530	—	(311,233)	12,676,534

Income before expenses below:	349,324	883,115	—	—	1,232,439
Corporate head office expenses	—	—	1,910,902	—	1,910,902
Depreciation and amortization	363,268	346,591	7,243	—	717,102
Other expense (income)	(46,522)	30,465	(300,647)	—	(316,704)
Income tax expense (benefit)	—	28,697	(301,400)	—	(272,703)

Net income (loss)	$32,578	$477,362	$(1,316,098)	$—	$(806,158)

Segment assets	$3,447,696	$17,220,972	$11,715,059	$—	$32,383,727

Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$29,185	$284,175	$—	$—	$313,360

API Nanotronics Corp.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

	Nine months ended February 29,
	2008		2007
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$17,664,995	$10,605,265	$9,535,729	$6,271,832
Canada	1,258,700	2,218,859	1,735,526	2,197,840
United Kingdom	1,694,710	—	1,219,989	—
All Other	1,529,040	—	185,290	—

	$22,147,445	$12,824,124	$12,676,534	$8,469,672

	Nine months ended February 29,
	2008	2007
Major Customer Revenue:
U.S. Department of Defense	8%	16%
U.S. Department of Defense subcontractors	71%	54%

The loss of these major customers could have a material adverse affect on the Company’s financial position and result of operations.

Concentration of Credit Risk

No customers represented over 10% of accounts receivable as at February 29, 2008, and May 31, 2007.

One customer represented approximately 19% of revenues for the nine months ended February 29, 2008.

16. Subsequent Events

No subsequent events.

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

•

Keytronics Inc. (“Keytronics”) of Endicott, New York, in business since 1971 is a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics.

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

The Company’s objectives are to seek long-term stable growth for all of its operating segments (API Electronics, National Hybrid Group, Filtran Group, TM Systems, Keytronics and API NRC) through continuous capital investment, employing today’s production methods and technologies and by demanding uncompromising quality control.

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

National Hybrid Group’s core business of military electronics has opportunities for growth as the U.S. and international defense budgets continue to grow. The Mil-Std-1553 business has been strong and the trend is for continued growth as the service life of existing military platforms such as the US A-10, B-52, F-15, F-16 and other legacy aircraft is extended. The addition of modern electronics to these aging aircraft has increased the need for National Hybrid Group products such as the new low cost plastic ball grid array terminal that National Hybrid Group has just introduced. The refurbishment of US Army vehicles from the conflict in Iraq has resulted in additional business in the SSPC and Hybrid product lines. Spare parts required for this refurbishment effort have resulted in new orders for programs such as the Bradley Fighting Vehicle and the M1A2 Tank. The Company expects to continue to invest in capital improvements at the National Hybrid Group’s Ronkonkoma, NY and Largo, FL facilities to allow the Company to react more quickly and efficiently to the increased demand.

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

Operating Expenses

Operating expenses consist of business development, selling, general and administrative expenses.

Cost of Goods Sold

Cost of goods sold primarily consists of costs that we incur to design, manufacturer, test and ship products. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build products.

•	The cost of testing (labor & equipment) products throughout the manufacturing process and final testing before the products are shipped to customers.

•	The cost of shipping and handling the products shipped to the customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or loss on foreign currency transactions.

Key Operating Data

Our management uses a number of data to measure the growth of the business and operating performance. The key measure for growth is sales backlog:

	As of February 29,
	2008	2007
Backlog by Segment Company
API Electronics	$3,173,218	$2,650,171
National Hybrid Group	6,320,192	7,875,198
Filtran Group	5,539,685	3,328,784
TM Systems	1,765,469	1,812,926
Keytronics	753,827	656,326
API NRC	35,623	N/A

Overall	$17,588,014	$16,323,405

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

The acquisition of these assets offered the Company a unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the latest electronic and optical fabrication technologies based in nanoscience and MEMS. These capabilities expand the Company’s abilities to better serve its current customers and to develop new electronic products. These capabilities also open possibilities for new business based on hybrid optics. These assets and facilities will also be the centerpiece of the Company’s Research and Development program.

Business Acquisition of National Hybrid Group

On January 24, 2007, the Company acquired all of the stock of the National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. The National Hybrid Group is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit for the military/aerospace market and the industrial process control market.

Results of Operations for the Nine Months Ended February 29, 2008 and February 28, 2007

The following discussion of results of operations is a comparison of the Company’s nine month period ending February 29, 2008 and February 28, 2007.

Operating Revenue

	Nine months ended February 29,
	2008	2007	% Change
Sales by Subsidiary
API Electronics	$2,946,142	$3,003,362	-1.9%
National Hybrid Group	7,873,566	939,498	738.1%
Filtran Group	8,194,924	5,860,090	39.8%
TM Systems	1,804,368	1,577,378	14.4%
Keytronics	1,251,838	1,296,206	-3.4%
API NRC	76,607	N/A	N/A

	$22,147,445	$12,676,534	+74.7%

Overall, the Company recorded an increase in sales for the nine months ended February 29, 2008 as total sales revenue increased by 74.7% over the same period in 2007. This increase resulted from the inclusion of National Hybrid and API NRC’s operations plus organic sales growth for the nine months ended February 29, 2008.

API Electronics sales revenues decreased by 1.9% in the nine months ended February 29, 2008 over the same period in 2007.

National Hybrid Group was acquired on January 24, 2007. Sales of $7,873,566 reflects strong demand for National Hybrid Group’s databus 1553 product line, multi-chip modules, power controllers and custom hybrids, utilized in military and industrial applications.

Filtran Group’s sales revenue increased by approximately $2,335,000 or 39.8% in the nine months ended February 29, 2008 over the corresponding period in 2007. The increase in revenues reflects continued strong demand for Filtran’s electronic filter, transformer and inductor product lines from its military subcontractor customer base.

TM Systems recorded sales revenue levels in the nine months ended February 29, 2008 that were 14.4% more than the same period in 2007. The increase is attributed to an increase in revenues recognized on glide slope indicator equipment sold to a US military sub contractor during the nine months ended February 29, 2008.

Keytronics’ revenues decreased by 3.4% for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.

API NRC started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007. API NRC’s initial focus will be in the design and manufacturing of the optical business as it tries to take advantage of the extraordinary branding NoC did on its products and processes. The Company has initially garnered significant interest from customers interested in API NRC’s products. This interest translated into initial orders and shipment in the nine months ended February 29, 2008. The initial order consisted of specialized optical filters to a leading global digital imaging component manufacturer. The Company expects to capitalize on these initial orders and interest in other products as API NRC continues to develop its product line and manufacturing process.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Nine months ended February 29,
	2008		2007
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$17,664,995	$10,605,265	$9,535,729	$6,271,832
Canada	1,258,700	2,218,859	1,735,526	2,197,840
United Kingdom	1,694,710	—	1,219,989	—
All Other	1,529,040	—	185,290	—

	$22,147,445	$12,824,124	$12,676,534	$8,469,672

The Company saw United States sales increase by 85.31% for the nine months ended February 29, 2008 compared to the same period last year. The increase was largely a result of the inclusion of a full nine months of National Hybrid Group results following its acquisition and increased sales from the Filtran Group and TM Systems. Canadian sales decreased by 27.57% as the Filtran Group experienced a decrease in sales to their Canadian customer base. UK sales increased by 38.9% due to the sales to the UK by the National Hybrid Group, while sales to the rest of the world increased significantly by over $1,000,000 for the nine months ended February 29, 2008, due largely to the National Hybrid Group and Filtran Group.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Nine months ended February 29,
	2008	2007
Revenue
U.S. Department of Defense	8%	16%
U.S. Department of Defense subcontractors	71%	54%

Operating Expenses

Cost of Revenue and Gross Profit

	Nine months ended February 29,
	2008	2007	2008 vs. 2007 % Change
Gross Profit by Segment Company
API Electronics	28.4%	30.0%	-1.6%
National Hybrid Group	32.2%	35.9%	-3.7%
Filtran Group	20.5%	17.9%	2.6%
TM Systems	32.0%	26.2%	5.8%
Keytronics	13.4%	14.6%	-1.2%
API NRC	45.4%	N/A %	N/A %
Overall	26.7%	23.8%	2.9%

The Company’s overall gross profit was 26.7% for the nine months ended February 29, 2008, an increase from 23.8% for the nine months ended February 28, 2007. Accordingly, the overall cost of revenue was 73.3% for the nine months ended February 29, 2008 compared to 76.2% for the nine months ended February 28, 2007.

API Electronics posted a gross profit of 28.4% for the nine months ended February 29, 2008 compared to 30.0% for the nine months ended February 28, 2007. This decrease is attributed to higher labor cost on product mix and an increase in manufacturing overhead cost as a percentage of revenues due to decreased revenues on a year to date basis.

Filtran Group saw their gross profit increase to 20.5% for the nine months ended February 29, 2008 from 17.9% for the nine months ended February 28, 2007. The increase in gross profit was related to product mix related to sales to a military subcontractor that produced higher gross margins and to a one time sale of electronic “ADSL” filters that were written off several years previously.

TM Systems’ posted a gross profit of 32% for the nine months ended February 29, 2008 from 26.2% for the nine months ended February 28, 2007. The result was largely due to higher profit on revenues derived from the US Navy Stabilized Glide Scope Indicators (SGSI) and revenues from visual landing aide equipment sold to U.S. Military sub contractor Avondale Shipyards, a division of Northrop Grumman.

The major components of cost of sales for the nine months ended February 29, are as follows:

	2008	% of sales	2007	% of sales
Materials Used	$5,584,079	25.2%	$3,593,245	28.3%
Manufacturing Labor	$3,891,138	17.6%	$2,129,273	16.8%
Manufacturing Overhead	$6,758,725	30.5%	$3,938,050	31.1%

	$16,233,942	73.3%	$9,660,568	76.2%

As a percentage of sales, for the nine months ended February 29, 2008, cost of sales decreased by 2.9% compared to the nine months ended February 28, 2007. The decrease in cost of sales is due to the inclusion of National Hybrid Group operations, which have a higher profit margin. The decrease is also due to improvements in gross margins at Filtran Group and TM Systems, offset by lower margins at API Electronics Inc. and Keytronics, Inc.

Selling Expenses

Selling expenses increased to $1,657,655 for the nine months ended February 29, 2008 from $957,619 for the nine months ended February 28, 2007, mainly as a result of the inclusion of National Hybrid Group’s operations for the nine month period ending February 29, 2008. Selling expenses for the nine months ended February 29, 2008 and February 28, 2007 was 7.5% as a percentage of sales.

The major components of selling expenses are as follows:

	Nine months ended February 29,
	2008	% of sales	2007	% of sales
Payroll Expense – Sales	$617,141	2.8%	$405,299	3.2%
Commissions Expense	$584,519	2.6%	$295,378	2.3%

The overall increase in selling expenses was attributed to payroll and commission expenses related to the inclusion of National Hybrid Group and API Nanofabrication expenses for the nine months ended February 29, 2008.

Business Development

The Company’s business development expenses increased marginally to $78,013 for the nine months ended February 29, 2008 from $74,970 incurred during the nine months ended February 28, 2007.

General and Administrative Expenses

General and administrative expenses increased to $4,520,708 for the nine months ended February 29, 2008 from $3,265,769 for the nine months ended February 28, 2007. The increase is largely a result of the addition of the National Hybrid Group operations for the nine months ended February 29, 2008, whose general and administrative expenses totaled approximately $1,443,897 for the nine months ended February 29, 2008.

The major components of general and administrative expenses are as follows:

	Nine Months ended February 29,
	2008	2007	$ Change
Senior Management Salary	$979,607	$1,128,385	$(148,778)
Professional Services	$1,061,534	$353,934	$707,600
Office Salary	$902,727	$336,599	$566,128

Senior management salaries decreased by $148,778 for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 due to a decrease in stock based compensation expense related to senior management salaries of approximately $219,000 and the inclusion of NHI Group expenses for the full nine months of approximately $103,000.

Office salaries increased to $902,727 for the nine months ended February 29, 2008 from $336,599, an increase of $566,128 from the same period in the prior fiscal year, due largely to the inclusion of National Hybrid Group and API NRC results for the full nine months ended February 29, 2008 of approximately $443,000 and $82,000 respectively.

Professional services include legal, accounting, audit and taxation services increased by approximately $707,600 for the nine months ended February 29, 2008, a result of increased legal fees pertaining to public filings, and due to the inclusion of professional accounting and information technology fees incurred at National Hybrid Group implementing an ERP software package, legal fees related to patent filings at API NRC and the continued implementation of internal controls to comply with Section 404 of the Sarbanes-Oxley Act for the nine months ended February 29, 2008.

Research and Development Expenses

Research and development increased to $2,330,478 for the nine months ended February 29, 2008 from $113,174, for the nine months ended February 28, 2007. The increase is centered around the creation of API NRC, whose Somerset, New Jersey facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. These capabilities expand the Company’s abilities to better serve its current customers and to develop new electronic products. They also open possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased due to National Hybrid Group’s continuous and significant focus on research and development to design and produce next generation products for their entire product line including but not limited to the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company is committed to increasing research and development investment on a going forward basis in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and for new product possibilities

Operating Income (Loss)

The Company posted an operating loss for the nine months ended February 29, 2008 of $2,673,351 compared to operating loss of $1,395,566 for the nine months ended February 28, 2007. Excluding the Company’s significant increase in research and development expenses of $2,217,304 compared to the same period last year, operating income increased by approximately $825,000 compared to the nine months ended February 28, 2007. The increased focus on research and development is centered around the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Somerset, New Jersey under the oversight of top nanotechnology scientist and engineers.

Other Income And Expense

Other expense was $332,496 for the nine months ended February 29, 2008 compared to other income of $316,704 for the nine months ended February 28, 2007.

The increase is largely attributable to interest paid on the related party note payable of $4,000,000, funds used to acquired the assets of API NRC. Total interest expense related to the note was approximately $300,000 for the nine months ended February 29, 2008 compared to interest income of $125,000 in 2007.

The Company also incurred foreign currency translation losses of $96,362 at February 29, 2008 versus a gain of $293,579 in the nine months ended February 28, 2007. The loss is due to the rapid decrease in value of the U.S. dollar versus the Canadian dollar, which negatively affected Canadian operations.

Income Taxes

The provision for income taxes amounted to a benefit of $27,410 for the nine months ended February 29, 2008 compared to a income tax benefit of $272,703 for the nine months ended February 28, 2007. The Company increased its valuation allowance by approximately $1,156,000 during the nine months ended February 29, 2008.

Net Income (Loss)

The Company incurred a net loss for the nine months ended February 29, 2008 of $2,978,437 compared to a net loss of $806,158 for the nine months ended February 28, 2007. The increase in net loss compared to the same period in 2007 is largely attributed to an increase in research and development investment of approximately $2,217,000.

Results of Operations for the Three Months Ended February 29, 2008 and February 28, 2007

The following discussion of results of operations is a comparison of the Company’s three month period ending February 29, 2008 and February 28, 2007.

Operating Revenue

	Three months ended February 29,
	2008	2007	% Change
Sales by Subsidiary
API Electronics	$903,856	$787,679	14.7%
National Hybrid Group	2,417,708	939,498	157.3%
Filtran Group	2,823,467	2,052,440	37.6%
TM Systems	850,012	489,719	73.6%
Keytronics	354,282	373,867	-5.2%
API NRC	59,027	N/A	N/A

	$7,408,352	$4,643,203	59.6%

Overall, the Company recorded an increase in sales for the three months ended February 29, 2008 as total sales revenue increased by 59.6% over the same period in 2007. This increase resulted from the inclusion of National Hybrid and API NRC’s operations for three months, and increases in sales from API Electronics, the Filtran Group and TM Systems II respectively, offset by decreased sales at Keytronics, Inc.

API Electronics sales revenues increased by 14.7% in the three months ended February 29, 2008 over the same period in 2007. This increase was attributed primarily to an increase in demand for mission critical systems, primarily radar indicators and counter measure control electronics for U.S. military helicopters.

National Hybrid Group was acquired on January 24, 2007. Sales of $2,417,708 reflects strong demand for National Hybrid Group’s databus 1553 product line, multi chip modules, power controllers and custom hybrids, utilized in military and industrial applications.

Filtran Group’s sales revenue increased by approximately $770,000 or 37.6% in the three months ended February 29, 2008 over the corresponding period in 2007. The increase in sales revenue and growing backlog reflects continued strong demand for Filtran’s electronic filter, transformer and inductor product lines.

TM Systems recorded sales revenue levels in the three months ended February 29, 2008 that were 73.6% more than the same period in 2007. The increase was attributed primarily to an increase in revenues recognized on glide slope indicator equipment sold to a US military sub contractor.

Keytronics’ revenues decreased slightly by 5.2% for the three months ended February 29, 2008 compared to the three months ended February 28, 2007.

API NRC started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007. API NRC’s initial focus will be in designing and manufacturing for the optical business as API NRC attempts to take advantage of the resources it acquired from NoC. The Company has initially generated substantial interest from customers interested in API NRC’s products. The interest translated into orders from customers for the three months ended February 29, 2008.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended February 29,
	2008	2007	2008 vs. 2007 % Change
Gross Profit by Segment Company
API Electronics	21.5%	20.9%	0.6%
National Hybrid Group	34.4%	41.7%	-7.3%
Filtran Group	19.7%	17.0%	2.7%
TM Systems	27.7%	24.0%	3.7%
Keytronics	7.8%	9.7%	-1.9%
API NRC	71.7%	N/A %	N/A %
Overall	25.6%	23.7%	1.9%

The Company’s overall gross profit was 25.6% for the three months ended February 29, 2008, a 1.9% increase from 23.7% for the three months ended February 28, 2007. Accordingly, the overall cost of revenue was 74.4% for the three months ended February 29, 2008 compared to 76.3% for the three months ended February 28, 2007.

API Electronics posted a gross profit of 21.5% for the three months ended February 29, 2008 compared to 20.9% for the three months ended February 28, 2007, a marginal increase of 0.6%.

The Filtran Group saw its gross profit increase to 19.7% for the three months ended February 29, 2008 from 17.0% for the three months ended February 28, 2007. The increase in gross profit was related to increased revenues and improvements in manufacturing processes.

TM Systems’ gross profit increased by 3.7% for the three months ended February 29, 2008 from the prior period in 2007. The result was largely due to higher profit revenues due to revenues derived from the US Navy Stabilized Glide Scope Indicators (SGSI) and revenues from visual landing aide equipment sold to U.S. Military sub contractor Avondale Shipyards, a division of Northrop Grumman. Furthermore, TM Systems has reduced labor costs associated with part of their product line and has been successful in reducing manufacturing overhead expenses, specifically related to the reduction of head count.

The major components of cost of sales for the three months ended February 29 are as follows:

	2008	% of sales	2007	% of sales
Materials Used	$1,882,756	25.4%	$1,238,936	29.0%
Manufacturing Labor	$1,422,187	18.0%	$925,767	18.1%
Manufacturing Overhead	$2,205,015	30.9%	$1,377,799	29.7%

	$5,509,958	74.3%	$3,542,502	76.8%

As a percentage of sales, for the three months ended February 29, 2008, cost of sales decreased by 2.5% compared to the three months ended February 28, 2007. The decrease is due to improvements in gross margins at API Electronics, Filtran Group and TM Systems.

Selling Expenses

Selling expenses for the three months ended February 29, 2008 were $486,763 compared to $411,962 for the three months ended February 28, 2007, mainly as a result of an increase of approximately $90,000 from the National Hybrid Group’s operations for the full three month period ending February 29, 2008 compared to one month for the three months ended February 28, 2007.

The major components of selling expenses are as follows:

	Three months ended February 29,
	2008	% of sales	2007	% of sales
Payroll Expense – Sales	$203,345	2.7%	$148,145	3.2%
Commissions Expense	$233,611	3.2%	$136,970	3.0%

The overall increase in selling expenses was attributed to payroll and commission expenses related to the inclusion of National Hybrid Group expenses for the three months ended February 29, 2008 offset by decreases in general selling expenses of approximately $67,000.

Business Development

The Company’s business and development expenses were $16,518 for the three months ended February 29, 2008 compared to $0 during the three months ended February 28, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended February 29, 2008 were $1,676,583 compared to $1,044,634 for the three months ended February 28, 2007. The increase is largely a result of the decrease in stock based compensation offset by the addition of the National Hybrid Group operations for the three months ended February 29, 2008, whose general and administrative expenses totaled approximately $553,000 for the three months ended February 29, 2008.

The major components of general and administrative expenses are as follows:

	Three months ended February 29,
	2008	2007	$ Change
Senior Management Salary	$262,814	$104,404	$158,410
Professional Services	$457,663	$207,089	$250,574
Office Salary	$376,614	$138,590	$238,024

Senior management salaries increased by $158,410 for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 primarily as a result of stock based compensation expense.

Office salaries increased to $457,663 for the three months ended February 29, 2008 from $207,089, an increase of $250,574 due largely to the inclusion of National Hybrid Group and API NRC results for the full three months ended February 29, 2008 of approximately $155,000 and $51,000 respectively.

Professional services include legal, accounting, audit and taxation services increased for the three months ended February 29, 2008 to $376,614 from $138,590 for the three months ended February 28, 2007, an increase of $238,034 largely as a result of increased legal fees pertaining to public filings, and due to the inclusion of professional accounting and information technology fees incurred at National Hybrid Group and API NRC for the three months ended February 29, 2008.

Research and Development Expenses

Research and development increased to $1,086,170 for the three months ended February 29, 2008 from $54,413, for the three months ended February 28, 2007. The increase is centered around the creation of API NRC, whose Somerset, New Jersey’s facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. These increased capabilities expand the Company’s abilities to better serve its current customers and to develop new electronic products. These increased capabilities also open possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased due to National Hybrid Group’s continuous and significant focus on research and development to design and produce next generation products for their entire product line including but not limited to the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company is committed to increasing its research and development focus on a going forward basis in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and for new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the three months ended February 29, 2008 of $1,367,640 compared to operating loss of $410,308 for the three months ended February 28, 2007. The increase in operating loss is attributed to the Company’s increased investment in research and development, which amounted to an increase of approximately $1,030,000. The increased investment in research and development is centered around the Company’s new strategic vision of incorporating next generation nanotechnology into the design and manufacture of existing and future product lines in the new state of the art facility in Sommerset, New Jersey under the oversight of top nanotechnology scientists and engineers.

Other Income And Expense

Other expense was $100,437 for the three months ended February 29, 2008 compared to income of $161,449 for the three months ended February 28, 2007.

This increased expense is largely attributable to interest paid on the related party note payable of $4,000,000, resulting from funds borrowed to acquired the assets of API NRC. Total interest expense related to the note was approximately $120,000 for the three months ended February 29, 2008.

The Company also incurred foreign currency translation losses of $5,939 from a gain $153,330 in the three months ended February 29, 2008. The increased loss is due to the rapid decrease of the U.S. dollar versus the Canadian dollar, which negatively affected Canadian operations.

Income Taxes

The provision for income taxes amounted to a tax benefit of $356,480 for the three months ended February 29, 2008 compared to a income tax benefit of $59,150 for the three months ended February 28, 2007. The Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2017, respectively.

Net Income (Loss)

The Company incurred a net loss for the three months ended February 29, 2008 of $1,111,597 compared to a net loss of $189,708 for the three months ended February 28, 2007. The increase in net loss compared to the same period in 2007 is largely attributed to an increase in research and development investment of approximately $1,030,000.

Liquidity and Capital Resources

Nine months ended February 29, 2008 compared to the year ended May 31, 2007

Liquidity

At February 29, 2008, the Company held cash of $1,850,714 compared to $3,277,468 at May 31, 2007. The decrease is largely centered around the investment in research and development at API NRC.

At February 29, 2008, the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory increased marginally from $10,360,869 at May 31, 2007 to $10,964,554 at February 29, 2008. The increase is mainly attributed to the Filtran Group as it builds inventory to meet increased demand for its products as witnessed by a 40% increase in revenues and a significant increase in its 12 month order backlog.

Accounts receivable increased by $541,110, which reflects increased quarterly revenues. Accounts payable and accrued expenses increased by $1,230,544. The increase is largely attributed to increases at Filtran Group to help support increased revenues, the opening of the API NRC research facility in July 2007, accrued expenses related to Sarbanes Oxley Section 404 compliance costs and interest on the $4,000,000 long-term related loan, used to acquire the assets of NoC.

Long-term debt increased by $4,000,000 at February 29, 2008 from $67,197 at May 31, 2007. The increase is a result of the $4,000,000 loan, the proceeds of which were used to acquire the assets of NoC.

Total assets increased to $31,127,333 at February 29, 2008 from $27,346,760 at May 31, 2007. The increase resulted primarily from the acquisition of the assets of NoC.

Operating, Investing and Financing Activities

Cash used by operating activities was $936,410 for the nine months ended February 29, 2008 compared to net cash derived from operations of $863,491 for the nine months ended February 28, 2007, a decrease of approximately $1,800,000. The change is a result of an increase in cash used in operating activities, due to the Company’s increase focus on research and development, which increased by approximately $2,200,000.

Investing activities for the nine months ended February 29, 2008 consisted of the purchase of capital assets of $1,374,022 (2007—$313,360), and the use of cash of $4,045,671 for the acquisition of all the assets of NoC (2007—$0) net of proceeds from an insurance policy of $134,164.

Financing activities included net proceeds from long-term debt of $4,000,000 (2007—$6,051,053), and $1,800,000 of proceeds from the issuance of common shares. These amounts are offset by repayments of long term debt $348,697 (2007—$0), repayment of bank indebtedness of $332,908 (2007—$57,923) and repayment of capital lease obligations of $6,081 (2007—$33,459).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At February 29, 2008, API Electronics had borrowed $317,674 against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by the Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2008.

The Company’s subsidiary Filtran Limited has a line of credit of $990,000 (Cdn$1,000,000). At February 29, 2008, the Filtran Group had borrowed $0. The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on August 31, 2008.

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

Contractual Obligations and Commercial Commitments:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Building leases	$1,410,466	$120,203	$887,029	$301,679	$101,555
Equipment leases	27,329	3,139	18,985	5,205	—
Promissory note, related party	4,000,000	—	—	4,000,000	—
Other long term liabilities	127,114	127,114	—	—	—

Total	$5,564,909	$250,456	$906,014	$4,306,884	$101,555

Effects of Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. The Company is currently evaluating the potential impact of this pronouncement.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and periods within those fiscal years. The Company is currently evaluating the potential impact of this pronouncement.

Off-Balance Sheet Arrangements

During the nine months ended February 29, 2008 and the year ended May 31, 2007, the Company did not use off-balance sheet arrangements.

Stockholders’ Equity

As of February 29, 2008 there were 336,990,105, common shares of API Nanotronics Corp. issued and outstanding, no warrants outstanding and exercisable, and 33,875,000 stock options outstanding at exercise prices ranging from $.0928 to $0.40 with remaining average contractual lives of 4.770 years. Additionally, at February 29, 2008, 35,077,750 exchangeable shares were issued and outstanding and not held by the Company. Therefore, because exchangeable shares, which were issued in connection with the Plan of Arrangement with API Electronics Group Corp. are the economic equivalent to shares of the Company’s common stock, the Company had the economic equivalent of 372,067,855 shares of common stock outstanding at that date. This total does not include the 2,487,150 shares of common stock or exchangeable shares that still could be issued as a result of the Plan of Arrangement for API Electronics Group Corp. common shares that have not been converted into our common stock or exchangeable shares.

During the nine months ended February 29, 2008, the Company accepted subscriptions for 11,999,995 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $.15 per share. The Company received gross proceeds of $1,800,000 for such shares.

All the above share numbers reflect the effect of the 10-for-1 conversion ratio for API Electronics Group Corp. common shares in the Plan of Arrangement and the 5-for-1 stock split on the Company’s common stock, which was effective for each stockholder of record at the close of business on November 12, 2007.

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

Other (income) loss for the nine months ended February 29, 2008 included $96,362 of foreign exchange losses (2007 – ($293,579)).

We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We do not engage in hedging transactions to manage our foreign currency risk.

Interest Rate Risk

We believe that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At February 29, 2008, we had long-term debt of $4,123,211 compared to $67,197 for the year ended May 31, 2007. Substantially all of the debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At February 29, 2008, we had capital leases payable of $27,328 compared to $33,410 for the year ended May 31, 2007. The debt underlying capital lease payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At February 29, 2008, we had a line of credit facilities in place for three of its subsidiaries (API Electronics Inc. $500,000; Filtran Limited $990,000 ($1,000,000 CDN) and Keytronics, Inc. ($125,000). The total bank indebtedness at February 29, 2008 was $317,674 compared to $635,276 at May 31, 2007. The line of credit facilities are variable rate debt tied to the prime rates in the US and Canada respectively. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($3,177) based on the February 29, 2008 bank indebtedness of $317,674.

Marketable Securities and Cash and Cash Equivalents Risk

We periodically hold cash equivalents consisting of investments in money market instruments. At February 29, 2008, the Company held cash equivalent investments of $1,520,244 (2007—$0). This helps mitigate the risk of interest rate increases in its lines of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $15,202 based on the February 29, 2008 cash and cash equivalent balance of $1,520,244. The Company held marketable securities of $414,155 as of February 29, 2008, compared to $605,011 at May 31, 2007. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $41,416 based on the February 29, 2008 marketable securities balance of $414,155. A hypothetical 10% decrease in the market price of our marketable equity securities at February 29, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities or a loss of $(41,416).

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

(b)	Changes in Internal Controls over Financial Reporting

During the first nine months of the fiscal year ending May 31, 2008, which nine month period ended February 29, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	Amended and Restated By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

3.6	Audit Committee Charter (incorporated by reference from Exhibit A of the Company’s definitive proxy statement filed on September 18, 2007).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006)

10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

10.3	Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s Form S-1 filed on August 14, 2006).

10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.7	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.8	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006)

10.9	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

10.11	Stock Purchase Agreement, dated January 24, 2007, among the Company, the Estate of Benedict Pace, National Hybrid, Inc. and Pace Technologies, Inc. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007)

10.12	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed on February 15, 2007)

10.13	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Jonathan Pollack (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.14	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Arthur Cape (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.15	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Thomas W. Mills, Sr. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.16	Incentive Stock Option Agreement dated July 2, 2007 between the Company and Claudio Mannarino (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.17	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Phillip DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.18	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.19	Non-Statutory Stock Option Agreement, dated March 15, 2006, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 8-K filed on March 24, 2006).

10.20	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.21	Notice and Agreement of Grant of Stock Option, dated July 2, 2007, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.22	The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

10.23	Asset Purchase Agreement dated July 17, 2007 between API Nanofabrication and Research Corporation and NanoOpto Corporation (incorporated by reference from the Company’s Form 8-K filed on July 23, 2007).

10.24	Promissory Note of API Nanotronics Corp. in the principal amount of $4,000,000, dated as of July 18, 2007, in favor of Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

10.25	Lease, dated July 19, 2007, between Franklin Cottontail LLC and API Nanofabrication and Research Corporation and Guaranty of Lease by API Nanotronics Corp. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

14.1	Code of Ethics for the Company Directors, Officers, Employees and Agents including Principal Executive, Senior Financial Officers and Other Designated Officers (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

16.1	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 13, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K filed on February 8, 2006).

16.3	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 1, 2006).

16.4	Letter on Change in Certifying Accountants (incorporated by reference from the Company’s Form 8-K filed on December 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date:	April 10, 2008	By:	/s/ Phillip DeZwirek
Phillip DeZwirek
Chief Executive Officer, Chairman and Treasurer

		By:	/s/ Claudio Mannarino
Claudio Mannarino
Chief Financial Officer and Vice President