Form 10-K
period 2008-05-31
API Nanotronics Corp.
filed 2008-08-25
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2008

☐	TRANSITION REPORT PURSUANT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-29429

API NANOTRONICS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Yonge Street, Suite 1710
Toronto, Ontario, Canada	M4P 1E4
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number including area code    416-593-6543

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year:  $30,962,046

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,761,252

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 18, 2008, the Company had 522,077,355 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of May 31, 2008 are incorporated by reference into Part III.

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

Historical Overview of the Company

We were incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. We have not been in bankruptcy, receivership or similar proceedings since our inception. On November 6, 2006, in a business combination that occurred under Ontario law, we combined with API Electronics Group Corp., an Ontario corporation (“API”), and API became our wholly-owned indirect subsidiary (the “Business Combination”). This Business Combination was accomplished by our forming an Ontario subsidiary, RVI Sub, Inc. and now known as API Nanotronics Sub, Inc., which we refer to as Nanotronics Sub. API became a wholly-owned subsidiary of Nanotronics Sub pursuant to a Plan of Arrangement approved by the Ontario Superior Court of Justice. The holders of common shares of API were given the right to receive either ten shares of our common stock, or if the shareholder elected and was a Canadian taxpayer, ten Exchangeable Shares of Nanotronics Sub (“Exchangeable Shares”). Each Exchangeable Share of Nanotronics Sub is exchangeable at the option of the holder into one share of our common stock at any time during a ten-year period commencing November 6, 2006.

As a result of the Business Combination, our management and the management of Nanotronics Sub became the same as the management of API and the members of the Board of Directors of API then constituted a majority of the members of our Board of Directors and the Board of Directors of Nanotronics Sub. In connection with the Business Combination we changed our name to “API Nanotronics Corp.”

As a result of the Business Combination with API, we are engaged in the manufacture of electronic components and systems for the defense and communications industries. Our operations are conducted through our subsidiaries. We have eleven subsidiaries: (1) Nanotronics Sub, which holds the stock of API, (2) API, which holds the stock of certain of our operating companies, (3) Rubincon Holdings, which was incorporated to facilitate the exchange of Exchangeable Shares, (4) API Electronics, Inc., which is a designer and manufacturer of critical elements for advanced military, industrial, commercial, automotive and medical application, (5) Filtran Group, consisting of Filtran Limited and Filtran Inc. and which is a designer and supplier of electronic components to major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation, (6) TM Systems II Inc., which supplies the defense sector with naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment, as well as aircraft ground support equipment, (7) Keytronics, Inc., which is a designer and manufacturer of electronic components of major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation, (8) National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc., and is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuits for the military/aerospace market and the industrial process control market, and (9) API Nanofabrication and Research Corporation, which holds the assets we purchased from NanoOpto Corporation, including a clean room suitable for nanotechnology manufacture and research.

We have operations in the U.S. in New York, New Jersey and Florida and in Canada in Ontario. After the Business Combination, we moved our executive offices to the executive offices of API in Toronto, Ontario. Our operating subsidiaries are located in Endicott, New York, Hauppauge, New York, Ogdensburg, New York, Ronkonkoma, New York, Islip, New York, Somerset, New Jersey, Largo, Florida and Ottawa, Ontario. The operation in New Jersey was related to the acquisition of certain assets of NanoOpto Corporation on July 19, 2007. The mailing address for our executive offices is: 2300 Yonge Street, Suite 1710, Toronto, Ontario, Canada M4P 1E3. The telephone numbers of our registered office and principal place of business in Ontario, Canada are (416) 593-6543 and (800) 606-2326.

The Company has commenced consolidating certain of its operations. At the end of the consolidation process, the Company expects to operate in three primary manufacturing facilities, down from eight. The Company believes that this consolidation will result in reduced overhead expenses and greater overall efficiencies and profitability.

Accounting Treatment of the Business Combination

For accounting purposes, the acquisition of API by us when we were known as Rubincon Ventures, Inc. (“Rubincon”) was considered a reverse acquisition, an acquisition transaction where the acquired company, API, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by API, rather than a purchase of API by Rubincon, was because we were then a shell company and the management team of API is now our management team. As reported in the Form 10-QSB for the quarter ended October 31, 2006 (the final quarterly filing requirement for Rubincon under its prior year-end of January 31, 2006), Rubincon had cash of approximately $4,200,000, other assets of approximately $117,000 and liabilities of approximately $187,000.

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

API was incorporated in the Province of Ontario, Canada on May 14, 1985 under the name Shediac Bay Resources. From the time of API’s incorporation on May 14, 1985 until June 6, 2000, API was in the business of locating, acquiring, exploring, and, if warranted, developing and exploiting, mineral properties. On July 25, 2000, API changed its name from Opus Minerals Inc. to InvestorLinks.com Inc. From June 6, 2001 through August 31, 2001, API’s primary business was that of a financial resource and directory portal provider on the Internet through its website www.InvestorLinks.com. That business was effectively closed down prior to the end of the fiscal year ending April 30, 2001 and the assets of that business were sold during the fiscal year ending May 31, 2002. In September 2001 API acquired API Electronics in a reverse acquisition and commenced to engage in the basis of API Electronics, the manufacture and distribution of semiconductors and microcircuits for military, aerospace and commercial applications.

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

Effective February 6, 2003, API through its wholly-owned subsidiary TM Systems II, “TM Systems” acquired the assets of TM Systems, Inc. The assets purchased by TM Systems include inventory, equipment, work-in-progress, contracts, orders, files, ledgers and furniture. TM Systems now operates out of the facilities of

API Electronics in Hauppauge, New York and of Keytronics in Endicott, New York. TM Systems is a manufacturer of naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment, and aircraft ground control equipment.

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

Effective April 28, 2006, API purchased 100% of Keytronics Inc.’s shares. Keytronics is a design and manufacturing company of electrical components and equipment, specifically transformers, chokes, inductors, reactors, power supplies, power converters, battery chargers and rope cutters.

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

Following the consummation of the Business Combination, on January 25, 2007, the Company acquired the stock of the National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. National Hybrid Group is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-couplers, high density multi-chip modules and custom hybrid micro-circuits for the military/aerospace market and the industrial process control market.

The acquisition of the National Hybrid Group companies was funded with cash received from Rubincon Ventures Inc. as part of the Business Combination and from a loan by a related party.

On July 17, 2007, API Nanofabrication and Research Corporation (“API NRC”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets, including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components. In connection with such acquisition the Company obtained a 62 month lease with two five year options on space in Somerset, New Jersey, containing a clean room facility suitable for nanotechnology manufacture and research. The Company continues to integrate these recent acquisitions.

Business Overview of API Nanotronics Corp.

The Company is engaged in providing design, engineering and manufacturing solutions to customers. The Company is also a manufacturer of electronic components and systems for the defense, aerospace and communications industries, with a developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

Core products produced by the Company include: high-performance microcircuits for such as 1553 data bus products, solid state power controllers, opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

In addition to providing niche specialty products that major semiconductor manufacturers no longer produce or do not plan on producing in the future, the Company possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The Company seeks to extend its existing customer relationships by offering state-of-the-art nanotechnology products and services.

The Company’s Nanotechnology Initiative

The Company derives the majority of its revenues from the US defense industry including six of the top ten US defense contractors and the U.S. government. These customers are investing heavily in next generation technologies including nanotechnology. In order to facilitate next generation product introductions to serve its customers needs, the Company is attempting to create the capability for research and development and manufacture of products based on nanotechnology and micro-electromechanical (MEMS) systems. The Company already possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication, mainly acquired as part of the purchase of the National Hybrid Group and the assets of NanoOpto Corporation. Some of these instruments are also located at the Company’s API Electronics subsidiary. In addition to such equipment, the Company, in connection with the acquisition of the NanoOpto Corporation assets, entered into a lease for a facility that included a clean room of the appropriate class for nanotechnology and MEMS research and fabrication.

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

The Company has hired Dr. Martin Moskovits as its Chief Technology Officer to help lead its nanotechnology initiative. Prior to joining the Company, Dr. Moskovits was a Professor of Physical Chemistry in the Department of Chemistry and Biochemistry and the Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara. Additionally, Dr. Moskovits has extensive research experience in the areas of the chemistry and fabrication of materials, nanoparticles and nanostructures. Dr. Moskovits is the president and a director of the Company’s subsidiary API Nanofabriations and Research Corporation, which contains the assets acquired from NanoOpto Corporation.

We continue to seek additional opportunities in the nanotechnology industry. To this end, Dr. Moskovits continues to seek to identify nanotechnology acquisitions for us.

Financial Information About Segments

(a) The Company’s operations are conducted in two reportable segments which are distinguished by geographic location in Canada and United States. Both segments design and manufacture electronic components. Inter-segment sales are recorded at market value.

Year Ended May 31, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$9,044,846	$21,917,200	$—	$—	$30,962,046
Inter-segment sales	7,800	385,826		(393,626)	—

Total revenue	9,052,646	22,303,026	—	(393,626)	30,962,046

Income before expenses below:	290,721	(4,638,117)	—	—	(4,347,396)
Corporate head office expenses	—	—	958,896	—	958,896
Depreciation and amortization	123,579	1,070,104	2,757	—	1,196,440
Other expense (income)	177,972	—	101,039	—	279,011
Income tax expense (benefit)	1,867	(40,272)	(177,228)	—	(215,633)

Net income (loss)	$(12,697)	$(5,667,949)	$(885,464)	$—	$(6,566,110)

Segment assets	$5,332,383	$22,225,793	$1,961,120	$—	$29,519,296
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$111,164	$1,644,080	$5,761	$—	$1,761,005

Year Ended May 31, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,071,579	$14,460,431	$—	$—	$20,532,010
Inter-segment sales	8,216	389,477		(397,693)	—

Total revenue	6,079,795	14,849,908	—	(397,693)	20,532,010

Income before expenses below:	156,401	587,220	—	—	743,621
Corporate head office expenses	—	—	1,418,593	—	1,418,593
Depreciation and amortization	250,829	722,393	9,666	—	982,888
Other expense (income)	(136,105)	(3,315)	(112,711)	—	(252,131)
Income tax expense (benefit)	—	75,774	(528,000)	—	(452,226)

Net income (loss)	$41,677	$(207,632)	$(787,548)	$—	$(953,503)

Segment assets	$3,907,422	$15,131,006	$8,308,332	$—	$27,346,760
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$38,576	$473,472	$—	$—	$512,048

Income before expenses includes a reserve for obsolete and slow moving inventory in the amount of $2,819,263 and $0 that was accounted for during the year ended May 31, 2008 and 2007, respectively.

b) Major Customer

	2008	2007
Revenue
U.S. Department of Defense	9%	10%
U.S. Department of Defense subcontractors	70%	67%

Business Overview—National Hybrid Group, API Electronics, Inc., the Filtran Group of Companies, TM Systems, Keytronics and API NRC

National Hybrid Group of Companies—Operations, Activities and Products

National Hybrid, Inc. (“NHI”) was founded in 1974 to respond to the military/aerospace market’s critical and growing need for reliable, high-performance microcircuits. In 1999, Pace Technology, Inc. (Pace) opened. Pace possesses a state of the art automated low-cost production facility. Prior to the acquisition by the Company, NHI and Pace (referred to as the National Hybrid Group) were affiliated entities. National Hybrid Group has maintained a focus on designing and manufacturing increasingly complex, cost-effective, high-reliability microcircuits such as 1553 data bus products, solid state power controllers, opto-couplers, high-density multi-chip modules and custom hybrid-microcircuits. National Hybrid Group has identified and developed products for niche opportunities in the industrial / process control market. In support of its goals and objectives, National Hybrid Group continues to develop products that maximize its potential as a sole source supplier in the military/aerospace market.

National Hybrid Group’s expertise includes analog and digital designs as well as application specific integrated circuits and gate-array implementations. Extensive in-house simulation, prototype testing and analysis facilities allow National Hybrid Group to develop products for both standard and custom applications with heightened reliability.

National Hybrid Group leads the avionics industry in key military communications technologies and manufacturers state-of-the-art components. National Hybrid Group has developed the world’s smallest complete Mil-Std-1553 communications terminal. National Hybrid Group has recently introduced COTS (commercial off the shelf) circuit board implementations that allow customers to bring their products to market in a more timely fashion with a minimum of hardware design.

National Hybrid Group’s products are designed into the most advanced airborne platforms worldwide, including the C-17 Globemaster III and C-130J Hercules aircraft, AH-64 Apache helicopter, F-15, F-16, F-18, F-22, and EF2000 fighter aircraft programs, among others.

National Hybrid Group is headquartered in a 20,000 sq. ft. facility in Ronkonkoma, New York, adjacent to the Long Island MacArthur Airport. National Hybrid Group’s hybrid microcircuit manufacturing capabilities in Ronkonkoma, New York are state-of-the-art. National Hybrid’s Islip, New York facility is for warehousing and manufacturing. Advanced statistical engineering processes and analyses are employed by National Hybrid Group in the production process to optimize test times, improve reliability of components and production yield.

National Hybrid Group has clean room and comprehensive test facilities with full environmental screening capabilities. The stringent requirements of military and aerospace quality have been certified by the applicable agencies. Teams routinely perform design reviews, self-audits, and comprehensive error analyses at National Hybrid Group plants to insure high quality.

National Hybrid Group has been recognized by many customers as a key supplier. Rockwell Collins named NHI a top preferred supplier for both 2005 and 2006. In 2006, NHI was recognized as Commodity Supplier of the Year by Rockwell Collins.

National Hybrid Group’s principal markets consist of the government and military as well as commercial aerospace and industrial controls. During the year ended May 31, 2008, National Hybrid Group customers included Raytheon, Boeing, Lockheed Martin, BAE, Honeywell and Rockwell Collins. The focus of National Hybrid Group’s growth strategy is to continue to develop cost-effective products to meet the needs of these and other key customers for high performance micro-circuits.

National Hybrid Group has implemented a sales and marketing program with an in-house sales staff of three. Catalogs, brochures and data sheets are supplemented by the website describing National Hybrid Group, its products and capabilities. National Hybrid Group seeks to improve its product sales in overseas markets through the increased emphasis on sales management and improved communication with overseas sales representatives and distributors.

Principal Markets in which National Hybrid Group Competes

National Hybrid Group’s customers are located primarily in the United States. The Mil-Std-1553 micro-circuit products are sold worldwide to a large customer base.

The geographical breakdown of revenue for National Hybrid Group (where its customers are located) for the year ended May 31, 2008 and May 31, 2007 is as follows (000’s):

	2008 Revenue	% of Revenues	2007 Revenue	% of Revenues
United States	$9,442	86.0%	$3,702	86.1%
Europe	$480	4.4%	$285	6.6%
Other	$1,060	9.6%	$316	7.3%

Total	$10,982	100%	$4,303	100%

Major Customers

BAE Systems	U.S./U.K.
Rockwell Collins	U.S.
Eltech Electronics	U.S.
Diehl	U.S.
Raytheon	U.S.

The volume of business provided by these customers equal approximately 56% and 50% of total sales for the fiscal years ended May 31, 2008 and 2007, respectively and represented 20% and 105%, respectively of our consolidated sales. No single customer represents more than 25% of total sales.

Raw Materials

Raw materials required by National Hybrid Group’s business consist of primarily silicon wafers and ceramic packages. A broad market for both these commodities exists worldwide, and the prices have not been historically volatile.

Marketing Channels

National Hybrid Group sells its products primarily in the United States but also sells products worldwide. Marketing channels consist primarily of the use of National Hybrid Group sales and marketing personnel both in the US and Europe. Independent sales representatives are utilized to work closely with customers at the point of sale.

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

National Hybrid has been audited by the United States Department of Defense and certified to MIL-PRF-38534. This certification is required to supply the highest reliability level microcircuits to the military market. National Hybrid is listed as a qualified Source of Supply to the United States Defense Electronics Supply Centers (“DESC’s”).

Backlog of Orders

National Hybrid Group’s backlog as of May 31, 2008 was $6,102,736. National Hybrid Group’s backlog as of May 31, 2007 was $5,333,271.

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

API Electronics’ principal markets consisted of the government and military markets for approximately 79% of revenues respectively for 2008 and 2007, telecom, laboratory and commercial equipment, and other replacement parts for approximately 23% of revenues respectively during the fiscal year ended May 31, 2008 and 2007. API Electronics’ major customers include government agencies, Departments of Defense, and large military contractors such as Honeywell, BAE Systems Controls, Deutch Relays, Litton Systems and Lockheed-Martin. Other customers include Raytheon, Northrop Grumman Litton, Alcatel, Thales, Leitch, Ball Aerospace and the Defense Electronic Supply Center.

The main thrust of API Electronics’ strategy has been to increase its market penetration through the addition of the following product lines:

1.	Ampower—Power Transistors

2.	Unitrode—Power and Darlington Transistors

3.	Solid Power Corp.—Homotaxial Power Transistors

4.	MSI Electronics—Varactor Tuning, Abrupt, and Hyperabrupt Diodes

5.	ASI Microsystems—Custom Hybrid Circuits

6.	REL Labs—Standard Hybrid Amplifiers, Oscillators, and Networks

API Electronics has obtained the original designs of these companies to manufacture brand new spare parts for aircraft, military, medical and commercial systems that were built over the past three decades and are still providing essential services.

API Electronics continues to be proactive in the power control industries. Having already manufactured and delivered components for this industry, API Electronics is presently developing systems that use these components. API Electronics is now listed on the U.S. Department of Defense Qualified Products List (QPL) and was awarded Laboratory Suitability Certification for Military Semiconductors. These U.S. Government Certifications allow API to produce and test approved U.S. Military devices. In fiscal 2006, API Electronics was listed on the Qualified Manufacturer’s List (QML) as a certified member. The QPL and QML consist of a supplier base that has successfully demonstrated their products meet the specified performance, quality, and reliability levels via the U.S. Department of Defense (DoD) product qualification program. API Electronics will join the select suppliers meeting the exacting criteria (design, fabrication, assembly and test processes) required to be QPL/QML listed.

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

The geographical breakdown of revenue for API Electronics (where its customers are located) for the years ended May 31, 2008 and 2007 is as follows (in 000’s):

	2008 Revenues	% of Revenues	2007 Revenues	% of Revenues
United States	$3,635	84%	$3,921	91%
Canada	91	2%	53	2%
Other	605	14%	314	7%

Total	$4,331	100%	$4,288	100%

Major Customers

US Military	U.S.
Deutsch Relays	U.S.
Curtis Wright Controls	U.S.
Leach International	U.S.
Testime Technology Limited	U.K.

Raw Materials

Raw materials required by API Electronics’ business consist primarily of silicon wafers. A broad market for silicon wafers exists worldwide, and the prices of silicon wafers have not historically been volatile.

Marketing Channels

API Electronics’ marketing channels consist primarily of the use of an in-house sales manager with a sales staff of two people, and regional agents who act as independent contractors to API Electronics. API Electronics does not use any special sales methods such as installment sales.

Dependence on Patents, Licenses, Contracts and Processes

API Electronics is not dependent on patents, licenses, industrial contracts, commercial contracts, financial contracts, or new manufacturing processes in such a manner that such dependence would be material to API Electronics’ business or profitability.

Material Effects of Government Regulations

Except as noted below, government regulations of the United States and the State of New York related to environmental compliance, labor conditions, and government contracting are typical in API Electronics’ industry and do not have a material effect on API Electronics’ business. During the fiscal year ended May 31, 2003, API Electronics received certification that it is ISO 9001:2000. API Electronics believes it is also compliant under AS 9100:2001 but has not yet received certification. API Electronics has obtained certification under MIL-PRF-19500 (QML-19500) and is the process of obtaining MIL-PRF-38534 (QML-38534) certification. API Electronics is listed as a Qualified Source of Supply to the United States Defense Electronics Supply Centers (“DESC’s”). The United States Department of Defense regulates certification and qualification requirements of the DESC’s, while ISO certifications are granted by independent organizations. ISO certifications are recognized on a worldwide basis.

Backlog of Orders

API Electronics’ backlog as of May 31, 2008 was $2,230,352. API Electronics’ backlog as of May 31, 2007 was $2,150,180.

Filtran Group of Companies—Operations, Activities and Products

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

Approximately 26 years ago, Filtran Inc. established itself in the U.S., initially in eastern Florida but relocated in Ogdensburg, N.Y., which is a one-hour drive from Ottawa, Canada. Filtran Limited, located in Ottawa, does the engineering, purchasing, and marketing and provides the overall administration for Filtran Inc., as well as manufacturing of all products for Canadian and European customers. Filtran Inc. is strictly a manufacturing facility for U.S. customers.

Manufacturers of military, aerospace electronics, telecommunications equipment, computers and computer peripherals, process control equipment, power supplies, test equipment, medical devices and similar products use these products. The power rating of these specialty transformers ranges from microwatts in signal transformers to 2,000W—3,000W for laminated power transformers. Filtran Group does not make the larger transformers of the type used in power distribution networks to cities, businesses or private homes.

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

The geographical breakdown of revenues for the Filtran Group for the years ended May 31, 2008 and 2007 is as follows (in 000’s):

	2008 Revenues	% of Revenues	2007 Revenues	% of Revenues
United States	$7,503	67%	$5,634	73%
Canada	1,638	15%	859	11%
United Kingdom	1,571	14%	975	13%
All Other	442	4%	297	3%

Total	$11,154	100%	$7,765	100%

There are three major markets for Filtran’s products – military and defense, telecommunications companies and high-end equipment manufacturers.

The breakdown of revenues for the Filtran Group for the years ended May 31, 2008 and 2007, respectively by industry of end users is as follows (in 000’s):

	2008	%	2007	%
High-end Equipment and Telecom Companies	$3,533	32%	$2,596	33%
Military and Defense	7,621	68%	$5,169	67%

Total	$11,154	100%	$7,765	100%

1. High End Equipment & Telecom Companies

The Filtran Group’s target customers for non-telecommunications products are high-end equipment manufacturers. There are an enormous variety of these high-end product equipment manufacturers in every major city in Canada and the U.S., which constitutes a large untapped market for Filtran Group who has always built products to “Best Commercial Standards”.

All Canadian and U.S. telecommunications equipment manufacturers are potential customers for the Filtran Group. Filtran also does business with telecommunications companies in Europe and Asia. In previous years, high labor costs in Canada and the U.S. excluded the Filtran Group from the high volume product sales. Since 2000, the Filtran Group has established relationships to outsource the manufacturing of certain products to companies in Asia, particularly China, and labor costs are no longer a barrier for Filtran Group to compete for these orders.

2. Military and Defense

The Filtran Group has aggressively pursued growth opportunities in the Military and Aerospace industry since 2002. In an effort to support these strategies, Filtran has invested in training, enhanced engineering and manufacturing process controls, added resources in the Quality Department and successfully obtained their ISO 9001:2000 certification at the Ogdensburg, NY manufacturing facility (Filtran Limited in Ottawa, Ontario has been ISO certified since 1999). To further support the Military and Aerospace industries, Filtran successfully applied for a Controlled Goods Certificate in the spring of 2005 from the Canadian Government, enabling Filtran to produce goods that carry a level of security. These investments and achievements have resulted in efficient, quality products that meet the high standards of the Military and Aerospace industry.

Major Customers

Harris Corporation, R.F. Communications Division	U.S.
TT EMS	U.S. & U.K.
Ameritherm	U.S.
Jabil Circuit	U.S.
Whirlwind	U.S.

The volume of business provided to the Filtran Group by these customers equals about 70% of total sales.

For the fiscal years ended May 31, 2008 and 2007, Harris Corporation represented approximately 46.4% and 47.6%, respectively, of total Filtran Group’s sales, which represented 16.7% and 18.0%, respectively, of our consolidated sales.

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

Marketing Channels

Filtran’s principal markets are the U.S., United Kingdom and Canada. Filtran also sells products in over 30 European and Asian countries. Filtran primarily sells directly to customers but also uses independent sales representatives and distributors and uses its website as a sales channel. Filtran uses a performance based compensation system for its direct sales force and independent representatives that focus on increasing sales and market share to targeted accounts. Filtran also has two internal sales representatives. Filtran does not use any special sales methods such as installment sales.

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

Backlog of Orders

Filtran Groups’ backlog as of May 31, 2008 was $4,745,414. Filtran Groups’ backlog as of May 31, 2007 was $5,095,928.

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

The geographical breakdown of revenues for TM Systems (where the customers are located) for the years ended May 31, 2008 and 2007 is as follows (in 000’s):

	2008 Revenue	% of Revenues	2007 Revenue	% of Revenues
United States	$2,650	100%	$2,482	100%
Other	—	0%	7	0%

Total	$2,650	100%	$2,489	100%

Major Customers

U.S. Military	U.S.
NASSCO (National Steel & Shipbuilders)	U.S.
BAE Systems	U.S.
NAWC (Navel, Air, Warfare Center)	U.S.

For the fiscal years ended May 31, 2008 and 2007, NASSCO represented approximately 41% and 52%, respectively, of TM’s sales, which represented 4% and 6%, respectively, of our total sales.

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

Dependence on Patents Licenses, Contracts and Processes

TM Systems is not dependent on patents, licenses, industrial contracts, commercial contracts, financial contracts, or new manufacturing processes in such a manner that such dependence would be material to TM Systems’ business or profitability.

Material Effects of Government Regulations

Except as noted below, government regulations of the U.S. and the State of New York related to environmental compliance, labor conditions, and government contracting are typical in TM Systems’ industry and do not have a material effect on the company’s business. While TM Systems complies with many of the ISO requirements, it is not ISO-9002 certified.

TM Systems sells its products to the military/defense industry, which is subject to the business risks of changes in governmental appropriations (Department of Defense) and changes in national defense policies and priorities. All of TM Systems’ contracts with prime U.S. Government contractors contain customary provisions permitting termination at any time, at the convenience of the U.S. Government or the prime contractors upon payment to TM Systems for costs incurred plus a reasonable profit. If the company experiences significant reductions or delays in procurements of its products by the U.S. Government, or terminations of government contracts or subcontracts, its operating results could be materially and adversely affected. Certain contracts are also subject to price renegotiation in accordance with U.S. Government sole source procurement provisions.

U.S. and international military program sales, follow-on procurement, contract continuance, and future program awards, upgrades and spares support are subject to: U.S. and international military budget constraints and determinations; U.S. congressional and international legislative body discretion; U.S. and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices; and the general state of world military readiness and deployment.

Backlog of Orders

TM Systems’ backlog as of May 31, 2008 was $2,290,602. TM Systems’ backlog as of May 31, 2007 was $3,371,158.

Keytronics, Inc.—Operations, Activities and Products

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

The geographical breakdown of revenues for Keytronics (where the customers are located) for the years ended May 31, 2008 and May 31, 2007 is as follows (000’s):

	2008 Revenue	% of Revenues	2007 Revenue	% of Revenues
United States	$1,660,155	96.4%	$1,688,113	100%
Other	61,998	3.6%	—	0.0%

Total	$1,722,153	100%	$1,688,113	100%

Major Customers

BAE Systems	U.S.
DFAS Columbus	U.S.
Lockheed Martin	U.S.
Raytheon	U.S.
Ametek Aerospace	U.S.

For fiscal years May 31, 2008 and 2007, the volume of business provided to Keytronics by these customers equals about 74% and 60%, respectively of total sales, which represented 2.4% and 2.7%, respectively, of our consolidated sales. BAE Systems represents approximately 44% of Keytronics total sales.

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

Marketing Channels

Keytronics’ marketing channels consist primarily of the use of an in-house sales manager whose principal focus is in the US market. Keytronics does not use any special sales methods such as installment sales.

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

Backlog of Orders

Keytronics’ backlog as of May 31, 2008 was $865,500. Keytronics’ backlog as of May 31, 2007 was $542,049.

API NRC—Operations, Activities and Products

API NRC is pursuing market opportunities and growth for innovative products based on nanotechnology and MEMS. API NRC owns a number of proprietary technologies which address urgent market needs in imaging, digital cinema camera technologies, optical communications, as well as in conformal optical coating using proprietary atomic layer deposition (ALD) technologies. These approaches can also be applied to the nanofabrication of novel semiconductor devices and systems by using ALD, for example, to create a new generation of super-thin-film electronics. API NRC also plans to develop a series of plasmonics-based sensors which use the special optical responses of nano-structured metals to laser light.

API NRC operates a 37,000 square foot facility in Somerset, NJ that includes 20,000 square feet of clean room space, with state of the art processing, test and packaging equipment.

Principal Markets in which API NRC Competes

API NRC customers are located worldwide although it is expected that its primary market will be in the U.S.

Dependence on Patents, Licenses, Contracts and Processes

API NRC holds 15 patents which it currently uses in its products. Such products accounted for $0 revenues for fiscal 2008. API NRC expects that the patents will provide potential licensing agreements with third parties in the future. At this point, the Company’s patents do not contribute significantly to our revenues. These patents were placed into service in the first quarter of fiscal 2009.

Products and Services

API NRC is capable of producing a wide variety of standard and custom optical components including UV, visible and IR polarizers, IR cut filters, polarizing beam splitters/combiners, optical isolators, waveplates, retarders, trim retarders, lens arrays, WDM filters and polarizing plastic film. API NRC’s products have been successfully used in applications for optical communication, digital imaging, optical storage, projection display, medical imaging, micro fluidics, military, security and aerospace display. In addition, API NRC offers water processing services for semiconductor and MEMS applications, including conformal coatings by atomic layer deposition, dicing, packaging laser trimming and implantation.

New Developments

API NRC introduced a low edge shift IR Cut Filter for high performance digital applications during fiscal 2008. API NRC’s cut filters are fabricated with a conformal coating atomic layer deposition (ALD) process which produces a higher quality filter with better thickness uniformity than conventional techniques and reduces edge shift without sacrificing transmission and rejection performance. API NRC’s filters are currently used in medical, security, military and consumer imaging applications.

API NRC introduced a new line of proprietary UV polarizers based on a patented nanofabricated grating design. The polarizers can be optimized for use at a custom wavelengths. These products are targeted for UV photolithography and display application markets.

Marketing Channels

API NRC marketing consists primarily of the use of an in-house sales manager whose principal focus is in the U.S. market. API NRC expects to expand its internal sales team during the 2009 fiscal year.

Revenue Breakdown

Set forth below is a breakdown of the Company’s revenues by business and by geographical market (where the customer is located) for the fiscal years ended May 31, 2008 and May 31, 2007.

Revenues by Category of Activity:

	2008	2007
National Hybrid Group Activities	$10,982,613	$4,302,591
API Electronics Activities	4,330,521	4,287,832
Filtran Group Activities	11,153,966	7,764,595
TM Systems Activities	2,650,087	2,488,879
Keytronics Activities	1,722,153	1,688,113
API NRC Activities	122,706	—

Total Revenues	$30,962,046	$20,532,010

Revenues by Geographic Market:

United States	$25,031,882	$17,425,819
Canada	1,649,745	911,988
United Kingdom	2,289,133	1,386,113
All Other	1,991,286	808,090

Total Revenues	$30,962,046	$20,532,010

Research and Development, Patents and Licenses

During the fiscal year ended May 31, 2008, the Company spent $3,453,860 (2007-$316,099) on research and development, of which $1,152,639 was spent by the National Hybrid Group, and $2,300,842 was spent by API NRC.

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

Some of the Company’s current major competitors include Microsemi Corporation (NASDAQ: MSCC), Semtech Corp. (NASDAQ: SMTC), International Rectifier Corp. (NYSE: IRF), Knox Semiconductor, Aeroflex Incorporated, and Skyworks Solutions. The Filtran Group and Keytronics have numerous and similar competitors. Some of Filtran Group’s current major competitors include Pulse Engineering, a division of

Technitrol (NYSE:TNL), Midcom Inc., Bel Fuse, Inc. (NASDAQ:BELFA and NASDAQ:BELFB), ATC Frost Magnetics, Inc. and Halo Electronics. TM Systems also has various competitors, including EMW, Leatherwood and S&W. The major competitors of National Hybrid Group include Data Device Corporation, Aeroflex Incorporated (NASDAQ:ARXX), Holt Integrated Circuits, GE Fanuc Embedded Systems, SBS Technologies, Inc. (NASDAQ:SBSE) and Excalibur Systems. We or any of our subsidiaries may not be able to compete successfully in the future and competitive pressures may harm our financial condition and/or operating results.

Costs and Effects of Compliance with Environmental Laws

In the conduct of our manufacturing operations, we handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes. Under new environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. The Company has an active environmental compliance program at each of its subsidiaries to insure compliance with all environmental regulations applicable to us. Our compliance with federal, state and local environmental laws and regulations has not had a material effect on our capital expenditures, earnings, or competitive or financial position of the Company during the 2008 fiscal year.

Employees

As of May 31, 2008, the Company had approximately 336 full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.

Executive Officers

The following table sets forth as of August 10, 2008, the name, age, and position of each of our executive officers. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position Held	Term Commenced
Phillip DeZwirek	70	Chairman, Treasurer, and Director	2006
Stephen Pudles	49	Chief Executive Officer	2008
Thomas W. Mills	63	President, Chief Operating Officer and Director	2006
Claudio Mannarino	38	Chief Financial Officer	2006
Dr. Martin Moskovits	65	Chief Technology Officer	2007

Set forth below is certain biographical information regarding each of our executive officers.

Stephen Pudles

Mr. Pudles, age 49, became Chief Executive Officer on April 27, 2008. He brings more than 25 years of electronics industry experience to API Nanotronics. Most recently he served as President and CEO of Nu Visions Manufacturing and Executive VP of OnCore Manufacturing. Previously, he has held senior management positions with Tanon Manufacturing, Electronic Associates, IEC and Restor Industries. He has been a member of IPC’s Electronics Manufacturing Services Industry (EMSI) Council since 1988; was an original member of the Assembly Market Research Council (AMRC) Steering Committee; and was the Chairman of the IPC Taskgroup that created the IPC-D-326 document defining the “Documentation Requirements for Printed Circuit Board Assemblies.” He also serves as Secretary/Treasurer of the IPC and is chairman of the EMSI Management Council. Steve has a Masters of Science in management and a Bachelor of Engineering from Stevens Institute of Technology in Hoboken, New Jersey.

Phillip DeZwirek

Phillip DeZwirek, age 70, became a director of ours and our Chairman, Chief Executive Officer and Treasurer on the effective date of the Business Combination, November 6, 2006. Mr. DeZwirek has held the positions of Chairman and Treasurer at API since May 2002 and held the position of Chief Executive Officer from May 2002 until Mr. Pudles assumed that position in April 2008. He also assumed the same positions with Nanotronics Sub and became a director of Nanotronics Sub on the effective date of the Business Combination. Mr. DeZwirek has been a director of API since September 2001. From September 2001 until November 2001, Mr. DeZwirek was the Chief Executive Officer and Treasurer of API. From November 2001 until May 2002, Mr. DeZwirek was the Vice-Chairman and Treasurer of API. Phillip DeZwirek was also the Chief Financial Officer of API from August 2001 until Claudio Mannarino assumed that position in 2004. Phillip DeZwirek has been a director, Chairman of the Board and the Chief Executive Officer of CECO Environmental Corp. (“CECO”) since August 1979 (NASDAQ-CECE). Mr. DeZwirek’s principal occupations during the past five years have been serving as Chairman of the Board and Chief Executive Officer of CECO; and serving as President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (since 1990). Mr. DeZwirek has also been involved in private investment activities for the past five years. Mr. DeZwirek is deemed to control Green Diamond.

Thomas W. Mills

Thomas W. Mills, age 63, became a director of ours and our President and Chief Operating Officer on the effective date of the Business Combination, November 6, 2006. He has held those positions with API since August 31, 2001. Thomas W. Mills is also President and Chief Operating Officer of our wholly-owned subsidiaries, API Electronics, Inc., Nanotronics Sub, TM Systems II and Keytronics. He also became the President of our National Hybrid subsidiary upon its acquisition in January 2007 and the Vice President and Secretary of API Nanofabrication and Research Corp. on July 17, 2007 when that subsidiary acquired the assets of NanoOpto Corporation. He has worked within the electronics industry since 1967 and has specialized in semiconductors since 1969. His management career has spanned Production Control, Production/ Manufacturing, Quality Control/Assurance and Program /Project Operation and Vice President of Operations. Mr. Mills, who has been with API Electronics, Inc. since 1981, holds an economics degree and has taken courses in Industrial Engineering. Mr. Mills has no other outside business activities.

Claudio A. Mannarino, B.Com, C.M.A.

Claudio Mannarino, age 38, became our Chief Financial Officer and Vice President of Finance on the effective date of the Business Combination, November 6, 2006. He holds the same positions with Nanotronics Sub and has had the same positions at API since 2004. Mr. Mannarino has over 10 years of professional accounting and finance experience. He holds a Bachelor of Commerce Degree from the University of Ottawa and is a Certified Management Accountant.

Mr. Mannarino spent three years as Controller for two divisions of GTC Transcontinental, a Canadian publicly traded company on the Toronto Stock Exchange. After three years in roles with progressively more responsibility at GTC, he joined a Project Management Company as a senior accountant, whose role centered on developing long-term business strategies and improving business practices.

In addition to his role at GTC, Mr. Mannarino started his own business in the construction industry in 1994, which he successfully grew and then sold in 1999.

Mr. Mannarino joined Filtran Group in April of 2000. From April 2000 to 2004, he was controller and manager of human resources and IT at Filtran Group. He was named CFO and VP of Finance for API in 2004. His responsibilities include managing the financial reporting function for API, and the finance and IT departments of the Filtran Group. Mr. Mannarino has also gained experience in business acquisitions specifically related to due diligence activities and has carried out several cost reduction initiatives at Filtran Group. Mr. Mannarino has no other outside business activities.

Dr. Martin Moskovits

Dr. Martin Moskovits, 65, has been our Chief Technology Officer since May 1, 2007 and the president of our API Nanofabrication and Research Corporation subsidiary since July 2007. For the five years prior to his joining the Company, Dr. Moskovits was a professor of Physical Chemistry in the Chemistry and Biochemistry Department and Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara. From March 15, 2006 until he was employed by the Company, Dr. Moskovits served as a nanotechnology consultant for us. Dr. Moskovits research expertise includes the area of nanoscience and nanotechnology with special emphasis on nanosensors and is also known for developing porous anodic aluminum oxide as a template platform for nanotechnology. He serves as Vice Chair of the U.S. Department of Energy (“DOE”) Basic Energy Sciences Advisory Committee and was a member of the DOE advisory committee on the establishment of the DOE’s five nanocenters.

ITEM 1A.	RISK FACTORS

Additional Risk Factors to Consider:

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.

Our Stock Market Price and Trading Volume May Be Volatile

The market for our common stock is volatile. Our stock price subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors.

Over the years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies like us, have experienced wide fluctuations which have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, our shares of common stock are subject to significant volatility resulting from purely market forces over which we will have no control. Further, the market for our common stock has been very thin. As a result, our stockholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of the stock.

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

We May Have Difficulty Attracting and Holding Outside Board Members and This May Affect the Quality of Our Management

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

We Have a History of Net Losses, and May Not be Profitable in the Future

We have incurred net losses for each of the last two fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

Since Some of Our Director and Assets Are Located Outside United States It May Be More Difficult to Enforce Judgments Against Us and Our Directors

More than half of our directors are domiciled outside of the United States. As a result, it may not be possible to effect service of process upon such directors. Also, since all or a substantial portion of the assets of such directors are located outside the United States, it may be difficult to enforce judgments obtained in United States courts against such directors. Also, because a portion of our assets will be located outside the United States, it may be difficult to enforce judgments obtained in United States courts against us.

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

We Are Dependent on Key Personnel

We are dependent upon a small number of key personnel. Mr. Phillip DeZwirek was the Chairman of the Board of API prior to the Business Combination and was instrumental in directing the growth of API. We are depending upon Mr. DeZwirek to continue to act in such capacity. Stephen Pudles, as our new Chief Executive Officer, is important to the Company’s future strategy. Dr. Martin Moskovits is our Chief Technology Officer and the President of our subsidiary, Nanofabrication and Research Corporation. Dr. Moskovits is leading our efforts in the nanotechnology field. The loss of the services of such personnel could have a material adverse effect on our business. Our success will depend in large part on the efforts of these individuals. It is not currently proposed that there will be any long-term employment agreements or key-man insurance in respect of such key personnel.

We May Require Additional Financing Which We May Not be Able to Obtain; Dilution

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

Nanotechnology Opportunities May Not Occur or May Not be Profitable

We believe that we will benefit from the nanotechnology expertise of Dr. Martin Moskovits, who is our Chief Technology Officer, in identifying potential nanotechnology investments and acquisitions and other nanotechnology initiatives. There can be no assurances that such investments or acquisitions will be realized. There can be no assurance that Dr. Moskovits will continue as an employee of ours beyond the term of his employment agreement. Moreover, we have no experience with nanotechnology investments, acquisitions or manufacture, and there can be no assurance that any such investment, if undertaken, will be profitable.

We have employed Dr. Moskovits for substantial compensation to lead our nanotechnology initiative. Moreover, the development of any nanotechnology products will require substantial research and development expenditures. Consequently, our nanotechnology initiative will be expensive, and there can be no assurance that these expenditures will be profitable.

Failure to Maintain Adequate Internal Controls Could Adversely Affect Our Business

Commencing with the fiscal year ended 2008, under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our annual reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

We continue to devote substantial time and resources to the documentation and testing of our controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 will continue to be significant.

There Are Inherent Limitations in All Internal Control Systems Over Financial Reporting, and Misstatements Due to Error or Fraud May Occur and Not Be Detected

While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Shareholders May Experience Dilution Through Employee, Director and Consultant Options; Such Options May Also Negatively Impact Our Net Income

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted a stock option plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common stock, the interests of the other stockholders of the company may be diluted. We have granted options to purchase over 52,602,750 shares of common stock to directors, officers, employees and consultants.

We adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”), on June 1, 2006. The impact on our financial statements of adopting SFAS 123R will depend on the level of stock-based payments we grant in the future and the value of the exercise price.

The Possibility of Goodwill Impairments Exist

We evaluate the recoverability annually or more frequently if impairment indicators arise, as required under SFAS 142, “Goodwill and Other Intangible Assets” of the goodwill carried on our financial statements as an asset. Goodwill is reviewed for impairment by applying a fair-value to the reporting unit level, which is the same as the business segment level. A Goodwill impairment loss will be reported for any goodwill impaired. Consequently an impairment of goodwill could have a significant adverse effect on our financial results.

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

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $108,238 and $128,238 in warranty liability as of May 31, 2008 and 2007, respectively.

Our Inability to Protect our Intellectual Property Rights or Our Infringement of the Intellectual Property Rights of Others Could Adversely Affect Our Business

We principally rely on our skill in the manufacture of our products and not on any proprietary technologies that we develop or license on an exclusive basis. Such manufacturing know-how is primarily embodied in our drawings and specifications, and information about the manufacture of these products purchased from others. Our future success and competitive position may depend in part upon our ability to obtain licenses of certain proprietary technologies used in principal products from the original manufacturers of such products. Our reliance upon protection of some of our production technology as “trade secrets” will not necessarily protect us from the others independently obtaining the ability to manufacture our products. We cannot assure that we will be able to maintain the confidentiality of our production technology, dissemination of which could have a material adverse effect on our business.

Patents of third parties may have an important bearing on our ability to offer certain of our products. Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the types of products we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such license would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we are unable to obtain licenses with respect to patents held by others, and are unable to redesign our products to avoid infringement of any such patents, this could materially adversely affect our business, financial condition and operating results.

Also, we hold various patents and licenses relating to certain of our products. We cannot assure you as to the breadth or degree of protection that existing or future patents, if any, may afford us, that our patents will be upheld, if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us. It is possible that our existing patent rights may not be valid. We may have to expend resources to protect our patents in the event a third party infringes our patents, although we cannot assure you that we will have the resources to prosecute all or any patent violations by third parties.

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

The Company recorded an inventory reserve for obsolete and slow moving inventory for $2,819,263 and $0 for the years ended May 31, 2008 and 2007, respectively.

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

Certain of Our Business Units Are Reliant One Key Customer

The Filtran Group and TM are each highly reliant on a single key customer. For Filtran, Harris Corporation accounted for 46%, and 48% respectively, of divisional sales, which translated to 17%, and 18% respectively of the Company’s total annual sales for the fiscal years ended May 31, 2008, and 2007. For TM Systems II, NASSCO accounted for 41%, and 52%, respectively, of divisional sales, which translated into 4%, and 7% respectively of the Company’s total annual sales for the fiscal years ended May 31, 2008, and 2007. If either customer should decide to purchase components from other suppliers, it could have an adverse impact on the applicable division and our revenues and net income.

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

The Integration of Acquisitions May Be Difficult and May Not Yield the Expected Results

We completed the Business Combination in November, 2006. Prior to the Business Combination, API had recently expanded its operations through strategic acquisitions, specifically, the TM Systems acquisition and the Keytronics Inc. acquisition. After the Business Combination, we acquired National Hybrid, Inc. and Pace Technologies, Inc. and the assets of NanoOpto Corporation. We expect to continue to expand and diversify our operations with additional acquisitions. Risks are involved with this process. Some of the risks that may continue to affect our ability to integrate acquired companies include those associated with:

•	unexpected losses of key employees or customers of the acquired companies;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating our new product and process development;

•	consolidating and integrating operations and space, and the costs and risks associated therewith;

•	integrating administrative processes, accounting practices and technologies;

•	retaining management from the acquired companies, hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations; and

•	the need to implement controls and procedures and policies appropriate for a public company and a company that prior to their acquisition lacked these controls, procedures and policies.

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

Our executive offices are located in leased facilities at 2300 Yonge Street, Suite 1710, Toronto, Ontario, Canada M4P 1X3. We occupy approximately 2,500 square feet at such facilities. We lease these facilities from an entity controlled by our Chairman of the Board for an annual rental of $192,000.

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

The offices for Filtran Limited are located in Ottawa, Ontario. Filtran Limited owns the facility and there are no outstanding mortgages on the property. The facility is approximately 16,000 square feet and it is used to manufacture electronic components comprised primarily of: transformers, filters, inductors and power supplies.

The offices for Filtran Inc. is located in Ogdensburg, NY. Filtran Inc. The facility is approximately 16,500 square feet and it is used to manufacture electronic components comprised primarily of: transformers, filters and inductors.

TM Systems, Inc. uses the facilities of API Electronics in Hauppauge, New York and of Keytronics in Endicott, New York for its manufacturing operations.

Keytronics owns an approximately 10,500 square foot manufacturing facility in Endicott, NY. In addition, Keytronics leases another 15,000 square feet of adjoining space in Endicott, NY. The annual rent for this facility is $60,764. The leased facility is primarily used to design and manufacture electronic components.

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

API Nanofabrication and Research Corporation (“API NRC”) leases a 35,800 square foot facility in Somerset, New Jersey. This space will be used for offices, warehousing and laboratory use, including a clean room for nanofabrication and research. The base rent is $268,000 for the first year with our subsidiary also being responsible for a share of expenses. The Company has guaranteed this lease.

The Company has commenced consolidating certain of its operations. At the end of the consolidation process, the Company expects to operate in three primary manufacturing facilities, down from eight. The Company believes that this consolidation will result in reduced overhead expenses and greater overall efficiencies and profitability. Additional information can be found under the “Subsequent Events” footnote to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which our property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated other than routine litigation incidental to the business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings of shareholders and no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the reported high and low bid prices of our common shares for each quarter as reported by the OTC Bulletin Board for the fiscal periods indicated (the common stock commenced trading on the OTCBB in November 2005 but only one trade was reported from November 2005 until March 7, 2006). Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

In November 2007, we effected a 5-for-1 stock split. The bid prices set forth below have been adjusted to give retroactive effect to the stock split.

	STOCK BID PRICE
	High	Low
Fiscal 2008
Fourth Quarter (5/31/08)	$0.13	$0.09
Third Quarter (2/29/08)	$0.20	$0.12
Second Quarter (11/30/07)	$0.26	$0.18
First Quarter (8/31/07)	$0.54	$0.17

Fiscal 2007
Fourth Quarter (5/31/07)	$0.93	$0.50
Third Quarter (2/28/07)	$0.63	$0.40
Second Quarter (11/30/06)	$0.55	$0.37
First Quarter (8/31/06)	$0.57	$0.47

Registered Holders of our Common Stock

As of August 18, 2008 we had approximately 100 stockholders of record, although there is a large number of beneficial owners.

Dividends

Since our inception, we have not paid any dividends on our common stock. We have no limit on our ability to pay dividends on our common stock but we do not anticipate that we will pay dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities made during the year ended May 31, 2008 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Nanotronics Corp.

The Company is engaged in providing design, engineering and manufacturing solutions to customers. The Company is also a manufacturer of electronic components and systems for the defense, aerospace and communications industries, with a developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

Core products produced by the Company include: high-performance microcircuits for such as 1553 data bus products, solid state power controllers, opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

In addition to providing niche specialty products that major semiconductor manufacturers no longer produce or do not plan on producing in the future, the Company possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The Company seeks to extend its existing customer relationships by offering state-of-the-art nanotechnology products and services.

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

•

API Electronics, Inc. of Hauppauge, New York is a leading designer and manufacturer of power transistors, small signal transistors, tuning diodes, hybrid circuits, resistor/capacitor networks, diodes, and other critical elements with precisely defined functional capabilities for advanced military, industrial, commercial, automotive and medical applications. API Electronics is a leading supplier of defense electronic components to the U.S. Department of Defense and its subcontractors as well as having a strong commercial user base. In March, 2004, API Electronics purchased certain assets of Islip Transformer & Metal Co. Inc., a private company that supplies critical systems and components to the U.S. Department of Defense. In August 2005, API Electronics purchased certain assets of Sensonics, Inc. a private company that supplies components to the U.S. Department of Defense. These acquisitions further augmented the Company’s capacity to produce in-demand components and systems for both government and corporate clients.

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

The Company’s objectives are to seek long-term stable growth for all of its operating segments (API Electronics, Filtran Group, TM Systems, Keytronics and National Hybrid Group) through continuous capital investment, employing today’s production methods and technologies and by demanding uncompromising quality control.

Trends in Our Industry and Business

National Hybrid Group’s core business of military electronics continues to grow along with the US and international defense budgets. The Mil-Std-1553 business has been strong and the trend is for continued growth as the service life of existing military platforms such as the US A-10, B-52, F-15, F-16 and other legacy aircraft is extended. The addition of modern electronics to these aging aircraft has increased the need for National Hybrid Group products such as the new low cost plastic ball grid array terminal that National Hybrid Group has just introduced. The refurbishment of US Army vehicles from the conflict in Iraq has resulted in additional business in the SSPC and Hybrid product lines. Spare parts required for this refurbishment effort have resulted in new orders for programs such as the Bradley Fighting Vehicle and the M1A2 Tank. The Company will continue to invest in capital improvements at the National Hybrid Group’s Ronkonkoma, NY to allow the Company to react more quickly and efficiently to the increased demand.

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

Filtran Group’s main market is military subcontractors with a strong demand for filters, power supplies, transformers and inductors. Filtran Group is pursuing growth strategies with the hiring of additional sales persons in the United States and setting up a nationwide sales representative network. Filtran Group has focused on increasing their power supply capabilities by hiring a power supply project manager and purchasing additional power supply equipment and software to aid in the design and development of state of the art power supplies for the aerospace, satellite military and hirel commercial custom power supplies. Filtran Group has also developed a synergistic partnership with API Electronics targeting the military relay market.

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

Operating Expenses

Operating Expenses consist of business development, selling, general and administrative expenses.

Cost of Goods Sold

Cost of Goods Sold primarily consists of costs that we incur to design, manufacturer, test and ship the product. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build the parts.

•	The cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer.

•	The cost of shipping and handling the products shipped to the customer.

•	Provision for obsolete and slow moving inventory.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or losses on disposal of property and equipment.

•	Gain or loss on foreign currency transactions.

Backlog

Our management uses a number of data to measure the growth of the business. A key measure for growth are sales backlog figures:

	As of May 31
	2008	2007
Backlog by Segment Company
National Hybrid Group	$6,102,736	$5,333,271
API Electronics	2,230,352	2,150,180
Filtran Group	4,745,414	5,095,928
TM Systems	2,290,602	3,371,158
Keytronics	865,500	542,049
API NRC	35,750	N/A

Overall	$16,270,354	$16,492,586

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12 month period. Filtran Group’s backlog figures will also be affected by the US/Canadian exchange rate.

Asset Acquisition of API Nanofabrication

On July 17, 2007, API NRC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets (the “Purchase”), including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components. The Purchase was completed July 19, 2007.

The acquisition of these assets offered the Company a unique and powerful material processing and fabrication capabilities. These capabilities from silicon wafer processing to the latest electronic and optical fabrication technologies based in nanoscience and MEMS. These capabilities expand the Company’s abilities to better serve its current customers and to develop new electronic products. These capabilities also open possibilities for new business based on hybrid optics. These assets and facilities will also be the centerpiece of the Company’s Research and Development program.

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

Results of Operations for the Years Ended May 31, 2008 and 2007

The following discussion of results of operations is a comparison of the Company’s years ended May 31, 2008 and 2007.

Operating Revenue

	Year ended May 31,
	2008	2007	% Change
Sales by Subsidiary
National Hybrid Group	$10,982,613	$4,302,591	+155.3%
API Electronics	4,330,520	4,287,832	+1.0%
Filtran Group	11,153,967	7,764,595	+43.7%
TM Systems	2,650,087	2,488,879	+6.5%
Keytronics	1,722,153	1,688,113	+2.0%
API NRC	122,706	N/A	N/A

	$30,962,046	$20,532,010	+50.8%

The Company recorded a 50.8% increase in sales for the year ended May 31, 2008 over the same period in 2007 on continued strong demand of the Company’s product offerings. This increase occurred throughout all operating divisions, led by the Filtran Group with a 43.7% increase in organic growth plus the inclusion of National Hybrid Group operations for the twelve months.

National Hybrid Group revenues of $10,982,613 represent the first full twelve months of revenues the Company has recorded since it was acquired on January 24, 2007. The revenues for the year ended May 31, 2007 reflects National Hybrid Group’s sales from January 25, 2007 to May 31, 2007.

API Electronics sales revenues increased by 1.0% in the year ended May 31, 2008 over the same period in 2007. The increase is attributed primarily to an increase in mission critical systems, primarily radar indicators and counter measure control electronics for US military helicopters.

Filtran Group sales revenue increased by approximately $3.4 million or 43.7% in the year ended May 31, 2008 over the corresponding period in 2007. The increase is primarily a result of increased demand from a key military subcontract customer.

TM Systems recorded a 6.5% increase in revenues for the year ended May 31, 2008. The increase was attributed primarily to an increase in revenue recognized on the US Navy Stabilized Glide Scope Indicators (SGSI).

Keytronics increased revenues by 2.0% for the year ended May 31, 2008 compared to the year ended May 31, 2007.

API NRC started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007. API NRC’s initial focus will be in the design and manufacturing of the optical business as it tries to take advantage of the branding NoC did on its products and processes. The Company has initially garnered significant interest from customers interested in API NRC’s products. This interest translated into initial orders and shipments in the year ended May 31, 2008. The orders mainly consisted of specialized optical filters to a leading global digital imaging component manufacturer. The Company expects to capitalize on these initial orders and interest in other products as API NRC continues to develop its product line and manufacturing process.

The Company’s electronic products are sold through operations in Canada and the US to several countries around the world.

Geographical Information

	Year ended May 31,
	2008		2007
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$25,031,882	$10,517,078	$17,425,819	$6,316,025
Canada	1,649,745	2,257,788	911,988	1,960,066
United Kingdom	2,289,133	—	1,386,113	—
All Other	1,991,286	—	808,090	—

	$30,962,046	$12,774,866	$20,532,010	$8,276,091

The Company saw United States sales increase by 43.6% from $17,425,819 for the year ended May 31, 2007 to $25,031,882 for the year ended May 31, 2008. The increase in United States sales is largely a result of the inclusion of National Hybrid Group for a full year and increased sales of approximately $1,900,000 by the Filtran Group in the US market. Canadian sales increased by 80.9% from $911,988 for the year ended May 31, 2007 to $1,649,745 for the year ended May 31, 2008. UK sales increased by 65.1% from $1,386,113 for the year ended May 31, 2007 to $2,289,133 for the year ended May 31, 2008.

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Year ended May 31,
	2008	2007
Revenue
U.S. Department of Defense	9%	10%
U.S. Department of Defense subcontractors	70%	67%

Operating Expenses

Cost of Revenue and Gross Profit

	Year ended May 31,
	2008	2007	% Change
Gross Profit by Segment Company
National Hybrid Group	23.5%	27.6%	-4.1%
API Electronics	-0.1%	30.5%	-30.6%
Filtran Group	16.9%	16.7%	0.2%
TM Systems	31.7%	36.4%	4.7%
Keytronics	3.7%	12.9%	-9.2%
API NRC	58.2%	N/A	N/A
Overall	17.7%	24.4%	-6.7%

The Company’s overall gross profit was 17.7% for the year ended May 31, 2008, a decrease from the 24.4% gross profit for the year ended May 31, 2007. Accordingly, the overall cost of revenue was 82.3% for the year ended May 31, 2008 compared to 75.6% for the year ended May 31, 2007. This decrease was primarily attributed to the Company’s provision for obsolete and slow moving inventory, which reduced gross profit by $2,819,263 or 9% of sales for the year ended May 31, 2008 and $0 or 0% for the year ended May 31, 2007. While the Company intends to evaluate the need for reserves on an annual basis in the future, and adjust the reserve accordingly, the Company believes that such adjustments in the near future will not be at the level that was required for fiscal year 2008.

Breakout of Reserve for Obsolete and Slow Moving Inventory

	Year ended May 31,
	2008	2007
Component of Inventory Reserve Compared to Segment Company
National Hybrid Group	9.9%	0.0%
API Electronics	27.6%	0.0%
Filtran Group	3.4%	0.0%
TM Systems	0.0%	0.0%
Keytronics	9.2%	0.0%
API NRC	0.0%	0.0%
Overall	9.1%	0.0%

This total reserve attributed to the Company adoption of a reserve for obsolete and slow moving inventory represents 9% of sales or $2,819,263. While the Company intends to evaluate the need for reserves on an annual basis in the future, and adjust the reserve accordingly, the Company believes that such adjustments in the near future will not be at the level that was required for fiscal year 2008.

The major components of cost of sales for the years ended May 31 are as follows:

	2008	% of sales	2007	% of sales
Materials Used	$8,231,512	26.6%	$5,676,259	27.6%
Inventory Reserve	$2,819,263	9.1%	N/A	N/A
Manufacturing Labor	$5,276,923	17.0%	$3,159,774	15.4%
Manufacturing Overhead	$9,160,876	29.6%	$6,687,658	32.6%

Cost of Sales	$25,488,574	82.3%	$15,523,691	75.6%

Cost of Sales before Inventory Provision	$22,669,311	73.2%	$15,523,691	75.6%

As a percentage of sales, for the year ended May 31, 2008 materials and manufacturing overhead decreased by 1.0% and 3.0% respectively compared to the year ended May 31, 2007. This was offset by a 1.6% increase in manufacturing labor and the Company’s newly adopted Provision for Obsolete and Slow Moving Inventory.

Selling Expenses

Selling expenses increased to $2,412,618 for the year ended May 31, 2008 from $1,790,436 for the year ended May 31, 2007. As a percentage of sales, selling expenses were 7.8% for the year, a decrease of 0.9% from the 8.7% posted for the year ended May 31, 2007.

The major components of selling expenses are as follows:

	Year ended May 31,
	2008	% of sales	2007	% of sales
Payroll Expense—Sales	$810,501	2.6%	$624,611	3.0%
Commissions Expense	$844,547	2.7%	$620,998	3.0%

The overall increase in selling expenses was attributed to payroll expenses related to the inclusion of National Hybrid Group and API NRC expenses in fiscal 2008, while fiscal year 2007 only included National Hybrid Group from January 25, 2007 (date of acquisition) to May 31, 2007.

General and Administrative Expenses

General and administrative expenses increased to $6,109,725 for the year ended May 31, 2008 from $4,559,644 for the year ended May 31, 2007. The increase is largely a result of the inclusion of the National Hybrid Group for twelve months, which represents an increase of approximately $950,000 and $430,000 related to the opening of the MEMS facility in Somerset, NJ.

The major components of general and administrative expenses are as follows:

	Year ended May 31,
	2008	2007	$ Change
Officer Salary	$1,419,329	$1,228,645	$190,684
Professional Services	$1,243,354	$617,204	$626,150
Accounting and Administration	$1,273,074	$1,228,645	$44,429
Depreciation and Amortization	$178,869	$299,644	$(120,775)
Consultants	$392,718	$302,123	$90,595

Officer salaries expense increased to $1,419,329 for the year ended May 31, 2008 from $1,228,645 for the twelve months ended May 31, 2007, an increase of $190,684.

Professional services include legal, accounting, audit and taxation services increased for the year ended May 31, 2008 to $1,243,354 from $617,204 for the year ended May 31, 2007. The increase of $626,150 is largely due to legal fees associated with two Regulation S private placements and professional fees associated with hiring of Stephen Pudles, CEO.

Accounting and administrative salaries increased marginally from $1,228,645 for the year ended May 31, 2007 to $1,273,074, an increase of $44,429.

Depreciation and amortization decreased for the year ended May 31, 2008 in the amount of $120,775 to $178,869 as a result of a non-compete asset being fully amortized during the year.

Consulting expenses increased to $392,718 for the year ended May 31, 2008 from $302,123 for the year ended May 31, 2007 due to the continued implementation of internal controls to comply with Section 404 of the Sarbanes-Oxley Act.

Research and Development Expenses

Research and development increased to $3,453,860 for the year ended May 31, 2008 from $316,099 for the year ended May 31, 2007. The increase is centered around the new operations, API NRC, whose Somerset, NJ facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. We believe these capabilities will expand the Company’s abilities to better serve its current customers and to develop new electronic products and will open possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased due to National Hybrid Group’s continued focus on research and development to design and produce next generation products for their entire product line including but not limited to the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company expects to increase research and development investment on a going forward basis in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and generating new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the year ended May 31, 2008 of $6,502,731 compared to a loss of $1,657,860 for the year ended May 31, 2007. The decrease in operating income is attributed to a significant increase in research and development expenses of $3,453,860 in fiscal 2008 compared to $316,099 in 2007 and to the provision for obsolete and slow moving inventory in the amount of $2,819,263 in fiscal 2008 compared to $0 in 2007. The increased focus on research and development is central to the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Somerset, New Jersey under the oversight of top nanotechnology scientist and engineers.

Other (Income) And Expense

Total other expenses for the year ended May 31, 2008 amounted to $279,011 compared to other income of $252,131 for the twelve months ended May 31, 2007.

The increase is largely attributable to interest paid on the related party note payable of $4,000,000, funds used to acquire the assets of API NRC. Total interest expense related to the note was approximately $418,000 for the twelve months ended May 31, 2008, which was offset by interest income of approximately $75,000 compared to net interest income of approximately $39,000 in 2007.

The Company also incurred foreign currency translation losses of $64,234 at May 31, 2008 versus a gain of $146,850 in the twelve months ended May 31, 2007.

Income Taxes

The Company and its subsidiaries have non-capital losses of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2028, respectively.

Net Income (Loss)

The Company incurred a net loss for the twelve months ended May 31, 2008 of $6,566,110 compared to a net loss of $953,503 for the twelve months ended May 31, 2007. The increase in net loss compared to the same period in 2008 is largely attributed to an increase in research and development investment of approximately $3,140,000 and the Company’s significant reserve for obsolete and slow moving inventory amounting to approximately $2,820,000.

Liquidity and Capital Resources

Year Ended May 31, 2008 compared to the Year Ended May 31, 2007

Liquidity

At May 31, 2008, the Company held cash of $2,667,109 compared to $3,277,468 at May 31, 2007.

At May 31, 2008 the Company’s working capital was sufficient to meet the Company’s current requirements.

Inventory decreased 27.1% from $10,360,869 at May 31, 2007 to $7,353,596 at May 31, 2008. This decrease was largely due to the inclusion of the Company’s reserve for obsolete and slow moving inventory in the amount of approximately $2,820,000.

Accounts receivable increased 31.1% from $3,466,028 at May 31, 2007 to $4,544,860 at May 31, 2008 due largely to an increase of 50.8% in revenues. Accounts payable increased by $148,462 to $3,867,449 at May 31, 2008 from $3,178,987 at May 31, 2007 largely to support the increased revenues and the inclusion of API NRC operations during the twelve months ended May 31, 2008.

Long-term debt (current and long-term portion) decreased from $471,908 at May 31, 2007 to $113,851 at May 31, 2008. The decrease is a result of payment of a $200,000 promissory payable due to the acquisition of Keytronics Inc., in April 2006, the paying off a bank loan of approximately $100,000 and a reduction in a promissory note related to the acquisition of Sensonics Inc. in August 2005.

Total assets increased to $29,519,296 at May 31, 2008 from $27,346,760 at May 31, 2007. The increase resulted primarily from the acquisition of assets required to start the API NRC MEMS facility in Somerset, NJ.

Operating, Investing and Financing Activities

Cash used by operating activities was $1,481,367 for the twelve months ended May 31, 2008 compared to net cash provided by operations of $639,957 for the twelve months ended May 31, 2007, a decrease of approximately $2,100,000. The change is a result of the Company’s increased focus on research and development, which increased by approximately $3,140,000.

Investing activities for the twelve months ended May 31, 2008 consisted of the purchase of fixed assets and patents of $1,761,005 (2007—$512,088), and the use of cash of $4,045,671 for the acquisition of all the assets of NoC (2007—$0) net of proceeds from an insurance policy of $134,164.

Financing activities included net proceeds of $7,750,000 (2007-$7,923,000) from the issuance of common shares. These amounts are offset by repayments of long term debt $357,564 (2007—$6,073,395), repayment of bank indebtedness of $337,762 compared to a net advance of $122,762 and repayment of capital lease obligations of $8,164 (2007-$4,321).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At May 31, 2008, API Electronics had borrowed $270,147 (May 31, 2007—$395,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2009.

The Company’s subsidiary Filtran Limited has a line of credit of approximately $1,000,000 (Cdn$1,000,000). At May 31, 2008, Filtran Limited had borrowed $40,311 (May 31, 2007—$158,375). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2009.

The Company’s subsidiary Keytronics had a working capital line of credit for $125,000, during fiscal 2008, the Company paid down and closed the working line of credit (May 31, 2007—$81,754).

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

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly owned subsidiaries, API Electronics Group Corp., API Nanotronics Sub, API Electronics, TM Systems, the Filtran Group, Keytronics, the National Hybrid Group and API Nanofabrication and Research Company. All significant inter-company transactions and balances are eliminated in consolidation.

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company records a provision for both excess and obsolete inventory when such write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses. Our inventory balance at May 31, 2008 was $10,172,859, net of write-downs to a net realizable value of $7,353,596.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of May 31, 2008 or May 31, 2007.

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of May 31, 2008 and May 31, 2007.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years

As of May 31, 2008, $962,300 of patents are included in intangible assets, which $731,621 were acquired in conjunction with the acquisition of assets from NanoOpto Corp. The Company expects to put the patents to full use during the next fiscal year (Note 4).

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $108,238, and $126,762 in warranty liability as of May 31, 2008 and 2007, respectively, which has been included in accounts payable and accrued expenses.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is the United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from Canadian dollars into United States dollars at the year-end exchange rate for monetary balance sheet items, the historical rate for shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 79 percent and 77 percent for 2008 and 2007, respectively, of the Company’s revenue.

Earnings (Loss) per Common Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (Note 19)

Comprehensive Income (Loss)

Other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Statement of Changes in Stockholders’ Equity.

Effects of Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact. The Company does not expect the adoption of SFAS No. 157 to have a significant impact on the consolidated results of operations or financial position of the Company.

Off-Balance Sheet Arrangements

During 2008 and 2007, the Company did not use off-balance sheet arrangements.

Shareholders’ Equity

As of May 31, 2008 there were 486,993,355 common shares of API Nanotronics Corp. or equivalents issued and outstanding (not including exchangeable shares), no warrants outstanding and exercisable, and 52,602,750 stock options outstanding at exercise prices ranging from $.094 to $.400 with remaining average contractual lives of 5.57 years.

On November 19, 2007, API Nanotronics Corp. affected a 5-for-1 stock split of its common stock. Because retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received a stock dividend of four additional shares for each outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

During the fiscal year ended May 31, 2008, the Company accepted subscriptions for 161,999,995 shares of its common stock, which were sold in a Regulation S, private placement to investors not located in the United States . The Company received gross proceeds of $7,750,000 and a subscription receivable of $1,550,000, which was received fully after May 31, 2008.

During the fiscal year ended May 31, 2007, the Company accepted subscriptions for 21,251,350 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States for $.37 per share. The Company received gross proceeds of $7,858,750 for such shares. As of May 31, 2007, the Regulation S private placement was closed.

During the fiscal year ended May 31, 2007, API acquired and retired 150,000 common shares at a total cost of $57,000.

All the above share numbers reflect the effect of the 10-for-1 conversion ratio for API Electronics Group Corp. common shares in the Plan of Arrangement and the 5-for-1 stock split on the Company’s common stock, which was effective for each stockholder of record at the close of business on November 12, 2007.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements are included in this Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of May 31, 2008. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the fiscal year ended May 31, 2008, there have been no changes in the our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act by not later than September 29, 2008. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Description of Business—Executive Officers.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 29, 2008.

ITEM 13.	CERTAIN RELATIONSHP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 29, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 29, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form 10-SB filed on February 10, 2000).

3.2	Amendment to Certificate of Incorporation dated May 20, 1999 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.3	Amendment to Certificate of Incorporation dated September 21, 2005 (incorporated by reference from the Company’s Form 10-KSB filed on April 27, 2006).

3.4	Amendment to Certificate of Incorporation dated November 6, 2006 (incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed on November 6, 2006).

3.5	Amendment to Certificate of Incorporation dated October 19, 2007 (incorporated by reference from the Company’s Form 8-K filed on October 19, 2007).

3.6	By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 27, 2006).

10.1	Subscription Agreement with Investors in $5,000,000 Private Placement (incorporated by reference to the Company’s Form 8-K filed on February 28, 2006).

*10.2	Consulting Agreement with Martin Moskovits (incorporated by reference to the Company’s Form 8-K filed on March 24, 2006).

*10.3

Amendment to Consulting Agreement, dated June 29, 2006, among the Company, Martin Moskovits, Steven Bulwa and API Electronics Group Corp. (incorporated by reference to the Company’s

Form S-1 filed on August 14, 2006).

*10.4	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

*10.5	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed on March 29, 2006).

10.6	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006).

10.7	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006).

10.8	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on February 6, 2006).

*10.9	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed on October 26, 2006).

10.11	Stock Purchase Agreement, dated January 24, 2007, among the Company, the Estate of Benedict Pace, National Hybrid, Inc. and Pace Technologies, Inc. (incorporated by reference from the Company’s Form 8-K filed on January 30, 2007).

*10.12	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed on February 15, 2007).

*10.13	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Jonathan Pollack (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

*10.14	Non Statutory Stock Option Agreement dated July 2, 2007 between the Company and Arthur Cape (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

*10.15	Incentive Stock Option Agreement dated May 30, 2008 between the Company and Thomas W. Mills, Sr. (filed herewith).

*10.16	Incentive Stock Option Agreement dated May 30, 2008 between the Company and Claudio Mannarino (filed herewith).

*10.17	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Phillip DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

*10.18	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

*10.19	Non-Statutory Stock Option Agreement, dated May 30, 2008, between the Company and Martin Moskovits (filed herewith).

*10.20	Notice and Agreement of Grant of Stock Option, dated May 30, 2008, between the Company and Martin Moskovits (filed herewith).

*10.21	Notice and Agreement of Grant of Stock Option, dated May 30, 2008, between the Company and Martin Moskovits (filed herewith).

*10.22

The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in

Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed on June 22, 2007).

10.23	Asset Purchase Agreement dated July 17, 2007 between API Nanofabrication and Research Corporation and NanoOpto Corporation (incorporated by reference from the Company’s Form 8-K filed on July 23, 2007).

*10.24	Promissory Note of API Nanotronics Corp. in the principal amount of $4,000,000, dated as of July 18, 2007, in favor of Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007) (repaid May 31, 2008).

10.25	Lease, dated July 19, 2007, between Franklin Cottontail LLC and API Nanofabrication and Research Corporation and Guaranty of Lease by API Nanotronics Corp. (incorporated by reference from the Company’s Form 10-KSB filed on August 22, 2007).

*10.26	Executive Employment Agreement dated March 3, 2008 between API Nanotronics Corp. and Stephen Pudles (filed herewith).

*10.27	Stock Option Agreement dated April 22, 2008, between the Company and Stephen Pudles (filed herewith).

14.1	Code of Ethics for the Company Directors, Officers, Employees and Agents including Principal Executive, Senior Financial Officers and Other Designated Officers (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Withum Smith + Brown, P.C. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*	Management contracts, compensation plans, or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

/S/ STEPHEN PUDLES
Stephen Pudles,
Chief Executive Officer

Dated: August 25, 2008

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ STEPHEN PUDLES	August 25, 2008
Stephen Pudles, Chief Executive Officer

Principal Financial and Accounting Officer

/S/ CLAUDIO MANNARINO	August 25, 2008
Claudio Mannarino Vice President-Finance and Chief Financial Officer

/S/ PHILLIP DEZWIREK	August 25, 2008
Phillip DeZwirek
Chairman, Director and Treasurer

/S/ THOMAS W. MILLS	August 25, 2008
Thomas W. Mills,
President, Chief Operating Officer and Director

/S/ JASON DEZWIREK	August 25, 2008
Jason DeZwirek, Director and Secretary

/S/ DONALD A. WRIGHT	August 25, 2008
Donald A. Wright, Director

/S/ ARTHUR CAPE	August 25, 2008
Arthur Cape, Director

/S/ JONATHAN POLLACK	August 25, 2008
Jonathan Pollack, Director

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Nanotronics Corp.

We have audited the consolidated balance sheets of API Nanotronics Corp. as of May 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Nanotronics Corp. as of May 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, P.C.

New Brunswick, New Jersey

August 25, 2008

API NANOTRONICS CORP.

Consolidated Balance Sheets

	May 31, 2008	May 31, 2007
Assets
Current
Cash and cash equivalents	$2,667,109	$3,277,468
Marketable securities, at fair value	461,806	605,011
Accounts receivable, less allowance for doubtful accounts of $69,576 and $73,249 at May 31, 2008 and 2007, respectively	4,544,860	3,466,028
Inventories, net (note 2)	7,353,596	10,360,869
Deferred income taxes	790,906	63,000
Prepaid expenses and other current assets	355,044	495,152

	16,173,321	18,267,528
Fixed assets, net	10,174,021	6,522,012
Deferred income taxes	571,109	803,141
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,469,939	623,173

	$29,519,296	$27,346,760

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$310,458	$635,276
Accounts payable and accrued expenses	3,867,449	3,178,987
Deferred income taxes	39,865	242,000
Current portion of long-term debt	113,851	404,711
Current portion of capital leases	6,539	10,388

	4,338,162	4,471,362
Deferred income taxes	1,230,573	805,712
Long term debt, net of current portion	—	67,197
Capital leases payable, net of current portion	18,706	23,022

	5,587,441	5,367,293

Shareholders’ equity
Common stock, ($0.001 par value, 1,000,000,000 authorized shares 486,993,355 and 324,973,860 shares issued and outstanding at May 31, 2008 and 2007, respectively)	486,994	324,974
Special voting stock ($0.001 par value, 1 shares authorized, issued and outstanding at May 31, 2008 and 2007)	—	—
Additional paid-in capital	34,015,573	23,937,000
Subscription receivable—common stock	(1,550,000)	—
Accumulated deficit	(10,017,877)	(3,451,767)
Accumulated other comprehensive income:
Currency translation adjustment	621,174	784,982
Unrealized gain (loss) on marketable securities, net of tax	375,991	384,278

Total accumulated other comprehensive income	997,165	1,169,260

	23,931,855	21,979,467

	$29,519,296	$27,346,760

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	Year Ended May 31, 2008	Year Ended May 31, 2007
Revenue, net	$30,962,046	$20,532,010
Cost of revenues	22,669,311	15,523,691
Provision for obsolete and slow moving inventory (note 2)	2,819,263	—

Gross profit	5,473,472	5,008,319

Operating expenses
General and administrative	6,109,725	4,559,644
Research and development	3,453,860	316,099
Selling expenses	2,412,618	1,790,436

	11,976,203	6,666,179

Operating (loss) income	(6,502,731)	(1,657,860)
Other (income) expenses
Other (income) expense, net	—	6,577
Interest (income) expense, net	343,245	(39,214)
Realized (gain) on sale of marketable securities	—	(72,644)
(Gain) loss on foreign currency transactions	(64,234)	(146,850)

	279,011	(252,131)

Loss before income taxes	(6,781,742)	(1,405,729)
Benefit from income taxes	(215,633)	(452,226)

Net loss	$(6,566,110)	$(953,503)

Loss per share—Basic	$(0.02)	$(0.00)

Loss per share—Diluted	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	306,989,829	261,028,695
Diluted	306,989,829	261,028,695

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription Receivable- Common Stock	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2006	140,883,700	$140,886	$11,577,359	$—	$(2,498,264)	$985,807	$10,205,788
Share issued upon exercise of stock options	500,000	500	59,500		—	—	60,000
Shares repurchased and retired	(150,000)	(150)	(56,850)		—	—	(57,000)
Adjustment of consolidation shares	36,600	35	(35)		—	—	—
Outstanding shares of parent company prior to Plan of Arrangement (See Note 1)	200,033,360	200,033	2,980,497		—	—	3,180,530
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with Plan of Arrangement	(37,581,150)	(37,581)	37,581		—	—	—
Stock based compensation expense	—	—	1,497,199		—	—	1,497,199
Proceeds from Regulation S private placement	21,251,350	21,251	7,841,749		—	—	7,863,000
Net loss	—	—	—		(953,503)		(953,503)
Foreign currency translation adjustment	—	—	—		—	(128,182)	(128,182)
Unrealized gain(loss) on marketable securities- net of taxes	—	—	—		—	384,279	384,279
Recognized (gains) losses included in earnings	—	—	—		—	(72,644)	(72,644)

Total comprehensive income (loss)							770,050

Balance at May 31, 2007	324,973,860	$324,974	$23,937,000	$—	$(3,451,767)	$1,169,260	$21,979,467

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription Receivable- Common Stock	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2007	324,973,860	$324,974	$23,937,000	$—	$(3,451,767)	$1,169,260	$21,979,467
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	19,500	20	(20)		—	—	—
Stock based compensation expense	—	—	940,593		—	—	940,593
Common stock issued	161,999,995	162,000	9,138,000	(1,550,000)	—	—	7,750,000
Net loss for the period	—	—	—		(6,566,110)	—	(6,566,110)
Foreign currency translation adjustment	—	—	—		—	(163,670)	(163,670)
Unrealized gain(loss) on marketable securities – net of taxes	—	—	—		—	(8,425)	(8,425)

Total comprehensive loss							(6,738,205)

Balance at May 31, 2008	486,993,355	$486,994	$34,015,573	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855

•	The number of shares of common stock reflects the 5:1 stock split effective November 19, 2007, which has been applied to earlier periods.

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	Year ended May 31,
	2008	2007
Cash flows from operating activities
Net loss	$(6,566,110)	$(953,503)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,196,440	982,888
Provision for inventory reserve	2,819,263	—
Stock based compensation	940,593	1,497,199
Gain on sale of marketable securities	—	(72,644)
Deferred income taxes (benefit)	(189,458)	(528,000)
Changes in operating assets and liabilities, excluding business acquisitions
Accounts receivable	(835,158)	(14,196)
Inventories	188,010	(250,958)
Prepaid expenses and other current assets	132,590	87,211
Accounts payable and accrued expenses	832,463	11,810
Deferred revenue	—	(119,850)

Net cash provided (used) by operating activities	(1,481,367)	639,957
Cash flows from investing activities		—
Purchase of fixed assets	(798,705)	(512,088)
Purchase of patents	(962,300)	—
Business acquisition, net of cash acquired	—	(8,789,552)
Asset acquisitions	(4,045,671)	—
Proceeds from sale of marketable securities	—	72,644
Proceeds from life insurance	134,164	—

Net cash (used) by investing activities	(5,672,512)	(9,228,996)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	7,750,000	7,923,000
Repurchase of common shares	—	(57,000)
Plan of Arrangement, cash acquired net of transaction costs	—	3,250,531
Short term borrowings advances (repayments), net	(337,762)	122,762
Repayment of obligations—capital lease	(8,164)	(4,321)
Repayment of long term debt	(4,357,564)	(6,073,395)
Net proceeds—long-term debt, related party	4,000,000	6,000,000

Net cash provided by financing activities	7,046,510	11,161,577
Effect of exchange rate on cash and cash equivalents	(502,990)	(241,750)

Net increase (decrease) in cash and cash equivalents	(610,359)	2,330,788
Cash and cash equivalents, beginning of year	3,277,468	946,680

Cash and cash equivalents, end of year	$2,667,109	$3,277,468

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of API Nanotronics Corp. (“API Nanotronics”), formerly known as Rubincon Ventures Inc., and API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Systems II Inc., Keytronics, Inc., and API Nanofabrication and Research Corporation, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.”

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. During the quarter ended May 31, 2008 the Company took a reserve for obsolete and slow moving inventory in the amount of $2,819,263. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of May 31, 2008, approximately $1,884,000 of the $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition (See Note 5) have been placed in service. The Company continues to place additional equipment in service and also expects to sell any assets that it does not place in service.

Computer Software Developed or Obtained For Internal Use

All direct internal and external costs incurred in connection with the development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are included in fixed assets and are amortized on a straight-line basis over three years beginning with when such assets are placed in service.

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of May 31, 2008 and May 31, 2007.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents	15-20 years

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of May 31, 2008 and May 31, 2007, respectively.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. This accounting standard became effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 1, 2007. The adoption of FIN 48 has not had a material effect on the Company’s financial condition or results of operations as the Company has determined that they have no unrecognized tax benefits.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered. At May 31, 2008 and 2007 the Company had no deferred revenues.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $108,238 and $126,762, in warranty liability as of May 31, 2008 and May 31, 2007, respectively, which has been included in accounts payable and accrued expenses.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from Canadian dollars into United States dollars at the year-end exchange rate for monetary balance sheet items, the historical rate for non-monetary balance sheet items, and the average exchange rate for the year for revenues, expenses, gains and losses. Gains and losses from foreign currency transactions are included in the determination of net income or loss.

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

Significant estimates made by the Company includes a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Advertising Costs

Advertising costs are expensed as incurred. During the years ended May 31, 2008 and 2007, advertising expense was $292,416 and $51,454, respectively.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and considers the Company’s risk negligible.

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 79 percent and 77 percent for 2008 and 2007, respectively, of the Company’s revenue. One customer represented approximately 17% and 18% of revenues for the years ended May 31, 2008 and May 31, 2007, respectively. No customers represented over 10% of accounts receivable as at May 31, 2008, and May 31, 2007.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (Note 19)

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Statement of Changes in Shareholders’ Equity.

Change in Presentation of Consolidated Statement of Operations

Certain deminimis items have been reclassified from Business Development Expense to Selling Expenses in the Consolidated Statement of Operations and the prior year data has been changed to conform with this presentation.

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are

API Nanotronics Corp.

Notes to Consolidated Financial Statements

presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact. The Company does not expect the adoption of SFAS No. 157 to have a significant impact on the consolidated results of operations or financial position of the Company.

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

The purchase price of NoC’s assets was satisfied through the payment of cash in the amount of $3,970,000 (a $30,000 credit was received for piece of equipment in need of repair). The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $45,671, giving a total acquisition cost of $4,045,671.

The fair value assigned to tangible assets acquired are as follows:

Fixed assets	$3,314,050
Patents & intellectual property	731,621

Fair value of assets acquired	$4,045,671

The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (See Note 18). The Note has a 61 month term, requires payment of interest only until maturity and bears interest at the rate of 12% per annum. The Note is payable unless sooner repaid on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note occurs and is continuing, all amounts due thereunder, may be declared immediately due and payable. The loan and interest was repaid as of May 31, 2008.

The Company considered the acquisition of the assets of NoC on July 17, 2007 as an asset acquisition and not as the acquisition of an operating business because: (1) on July 2, 2007 NoC had filled articles of dissolution

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

The purchase price of the National Hybrid Group was satisfied through payment of cash in the amount of $9,750,000. The Company also incurred legal costs and professional fees in connection with the acquisition of $191,310, giving a total acquisition cost of $9,941,310. The Company has accounted for the acquisition using the purchase method of accounting. The results of operations of the National Hybrid Group have been included in the Company’s results of operations beginning on January 24, 2007. In accordance with SFAS No. 141, “Business Combinations” the total purchase price was allocated to the National Hybrid Group’s net assets based on their estimated fair values as of January 24, 2007. During the year ended May 31, 2008 the Company changed the purchase price allocation as a result of an unrecorded account receivable. The fair values assigned to tangible assets acquired and liabilities assumed were as follows:

Cash	$1,177,214
Current assets	7,653,021
Fixed assets in use and to be placed in service	2,595,147
Current liabilities	(1,274,516)
Deferred income taxes	(209,556)

Fair value of assets acquired	$9,941,310

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The following unaudited pro forma summary presents the combined results of operations as if the National Hybrid Group acquisition described above had occurred at the beginning of the period for the twelve months ended May 31, 2007, respectively.

Twelve months ended May 31, 2007 (Pro forma)
Revenues	$29,107,969
Net income	$64,810
Net income per share – basic	$0.00
Net income per share – diluted	$0.00

6. MARKETABLE SECURITIES

Marketable securities, which are classified as available for sale, consisted of the following at May 31 and are included in current assets:

	2008		2007
	Cost	Market	Cost	Market
Shares in Canadian venture issuers	$2,944	$461,806	$2,730	$605,011

Gross unrealized holding gains amounted to $458,862 and $602,281, respectively at May 31, 2008 and 2007.

7. INVENTORIES

Inventories consisted of the following as of May 31:

	2008	2007
Raw materials	$4,891,161	$5,199,245
Work in progress	2,110,371	2,573,329
Finished goods	3,171,327	2,588,295
Less: Provision for obsolete and slow moving inventory	(2,819,263)	—

Total	$7,353,596	$10,360,869

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. During the year ended May 31, 2008 the Company took a reserve for obsolete and slow moving inventory in the amount of $2,819,263. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

8. FIXED ASSETS

Fixed assets consisted of the following as of May 31:

	2008
	Cost	Accumulated Depreciation	Net Book Value
Land	$1,375,482	$—	$1,375,482
Buildings	3,158,358	754,942	2,403,416
Computer equipment	310,884	182,407	128,477
Furniture and fixtures	462,951	304,827	158,124
Machinery and equipment (A)	8,965,002	2,863,277	6,101,725
Vehicles	29,582	22,785	6,797

	$14,302,259	$4,128,238	$10,174,021

(A)	Included in machinery and equipment is approximately $682,000 of assets acquired in conjunction with the National Hybrid Group acquisition not yet placed in service.

	2007
	Cost	Accumulated Depreciation	Net Book Value
Land	$504,493	$—	$504,493
Buildings	3,169,234	879,569	2,289,665
Computer equipment and software	546,977	486,606	60,371
Furniture and fixtures	361,858	344,751	17,107
Machinery and equipment	5,577,951	1,927,575	3,650,376
Vehicles	58,290	58,290	—
Web site development costs	30,826	30,826	—

	$10,249,629	$3,727,617	$6,522,012

Depreciation expense amounted to $761,625 and $449,530 for the years ended May 31, 2008 and 2007, respectively. Included in these amounts are $8,386 and $20,546 of amortization of assets under capital lease for the years ended May 31, 2008 and 2007, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at May 31:

	2008	2007
Goodwill not subject to amortization:
Beginning balance, net	$1,130,906	$1,137,166
Effects of currency translation	—	(6,260)

Ending balance, net	$1,130,906	$1,130,906

	2008	2007
Intangible assets subject to amortization:
Non-compete agreements	$951,100	$951,100
Less: Accumulated amortization	(951,100)	(882,350)
Customer contracts	1,831,784	1,831,784
Less: Accumulated amortization	(1,558,847)	(1,277,361)
Software	358,952	—
Less: Accumulated amortization	(124,250)	—
Patents	962,300	—

	$1,469,939	$623,173

Amortization expense amounted to $434,815, and $533,358 for the years ended May 31, 2008 and 2007, respectively. Amortization expense is expected to be approximately $323,000, $108,000, $91,000, $104,000 and $117,000 for the years ending May 31, 2009, 2010, 2011, 2012 and 2013, respectively.

10. SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at May 31:

	2008	2007
The Company’s wholly owned subsidiary, API Electronics has a working capital line of credit of $500,000. The credit is secured by all of its assets pursuant to a general security agreement. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to an annual renewal provision on April 14, 2009	$270,147	$395,147
The Company’s wholly owned subsidiary, Filtran Limited has a working capital line of credit in the amount of $1,080,000 ($1,000,000 Cdn$) with a major Canadian bank. The interest on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease an asset at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a 1st Collateral Mortgage on Filtran’s assets and building. The line is subject to an annual renewal provision on May 31, 2009	40,311	158,375
The Company’s wholly owned subsidiary, Keytronics Inc. had a working capital line of credit of $125,000. The credit line was paid in full and closed during the fiscal year 2008	—	81,754

Total	$310,458	$635,276

At May 31, 2008 and 2007, the US prime rate was 5.00 and 8.25 percent per annum, respectively, and the Canadian prime rate was 3.25 and 4.25 percent per annum, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at May 31:

	2008	2007
Accounts payable and accrued expenses	$3,086,784	$2,660,739
Wage and vacation accrual	676,944	399,064
Audit and accounting fees	103,721	119,184

Total	$3,867,449	$3,178,987

12. LONG-TERM DEBT

Long-term debt consisted of the following at May 31:

	2008	2007
Promissory note, repayable based on 25% of the gross profit earned by the Company on all orders or contracts received by it on or after August 29, 2005, for product previously manufactured or sold by Sensonics. Non-interest bearing	$113,851	$160,935
Loan payable, bearing interest of 10%, with monthly principal and interest payments of $4,467, secured by the assets of Keytronics, repayable by March 6, 2010. Loan paid in full during fiscal year end 2008	—	110,973
Promissory note payable to former shareholders of Keytronics with a first security interest in the common stock of Keytronics, repayable by October 27, 2007, bearing interest of 5%. Note paid in full in October 2007	—	200,000

	113,851	471,908
Less: Current Portion	113,851	404,711

Long-term debt, net of current portion	$—	$67,197

13. OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment under various capital leases expiring by February 2012. The asset and liability under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

A summary of property held under capital leases and included in Note 8, is as follows:

	May 31,
	2008	2007
Equipment	$45,020	$45,020
Less: Accumulated amortization	16,875	8,489

Equipment, net	$28,145	$36,531

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Obligations under capital leases consist of the following:

	May 31,
	2008	2007
Equipment capital leases, with monthly lease payments of $866 and $866 for 2008 and 2009, respectively, including interest at approximately 9%, secured by the leased assets	$25,245	$33,410
Less: Current maturities	6,539	10,388

Obligations under capital leases, less current maturities	$18,706	$23,022

Future minimum lease payments for the next five years are as follows:

Year	Amount
2008	$8,454
2009	7,808
2010	7,808
2011	5,856
2012	—

29,926
Less: Imputed Interest	4,681

$25,245

14. INCOME TAXES

The geographical sources of income (loss) before income taxes for the years ended May 31, 2007 and 2006 were as follows:

	2008	2007
Income (loss) before income taxes (benefit):
Unites States	$(5,708,220)	$(281,135)
Non-United States	(1,073,522)	(1,124,594)

Total	$(6,781,742)	$(1,405,729)

The income tax provision (benefit) is summarized as follows:

	2008	2007
Current:
Unites States	$(38,119)	$75,774
Non-United States	—	—

	(38,119)	75,774

Deferred:
Unites States	—	—
Non-United States	(177,514)	(528,000)

	(177,514)	(528,000)

Income tax provision (benefit)	$(215,633)	$(452,226)

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The consolidated effective tax (benefit) rate (as a percentage of income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

	2008	2007
U.S. federal statutory tax rate (benefit)	(34.0)%	(34.0)%
Non-deductible expenses	47.7	40.5
Change in valuation allowance	(42.8)	(41.8)
Other items, net	26.0	3.2

Effective tax rate (benefit)	(3.1)%	(32.1)%

The components of deferred taxes are as follows:

	2008	2007
Future income tax assets
Loss carryforwards	$1,317,626	$47,000
Other	75,532	58,000
Unrealized foreign exchange loss	578,469	546,000
Marketable securities	79,853	218,000
Intangible assets	508,813	511,000
Stock based compensation	880,530	506,000
Inventory	840,749	16,000
Capital assets	62,297	35,000

	4,343,869	1,937,000

Future income tax liabilities
Capital assets	(1,217,604)	(1,047,712)
Intangibles	(12,969)	—
Other	(119,718)	—

	(1,350,291)	(1,047,712)

Valuation Allowance	(2,902,000)	(1,070,859)

	$91,578	$(181,571)

	2008	2007
Analysis of changes in deferred taxes
Income statement effect	$(177,514)	$528,000
Liabilities in connection with acquisition of National Hybrid	—	(206,818)
Liabilities in connection with acquisition of NoC	243,507	—
Other comprehensive income effect	8,425	(217,000)
Cumulative translation adjustment	198,731	67,247

Change in deferred taxes	$273,149	$171,429

	2008	2007
Balance sheet presentation
Deferred income tax assets – current	$790,906	$63,000
Deferred income tax assets – long-term	571,110	803,141
Deferred income tax liability – current	(39,865)	(242,000)
Deferred tax liabilities – long-term	(1,230,573)	(805,712)

Net deferred tax assets (liabilities)	$91,578	$(181,571)

API Nanotronics Corp.

Notes to Consolidated Financial Statements

At May 31, 2008, the accompanying consolidated financial statements include $104,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $1,214,000. At May 31, 2007, the accompanying consolidated financial statements include $5,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $42,000.

The valuation allowance as of May 31, 2008 totaled $2,902,000 which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities. The valuation allowance as of May 31, 2007 totaled $1,070,859 which consisted principally of established reserves for deferred tax assets of foreign entities.

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

The Company and its subsidiaries have net operating losses of approximately $3,544,573 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600, $67,814 and $3,407,159 in 2010, 2012, 2017 and 2028 respectively.

As of May 31, 2008, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities.

15. SHAREHOLDERS’ EQUITY

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

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole Stockholder of API, and each holder of API common shares was granted the right to receive for each API common share 50 shares (10 pre-split) of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 50 (10 pre-split) API Nanotronics Sub, Inc. exchangeable shares. Each

API Nanotronics Corp.

Notes to Consolidated Financial Statements

API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock (other than in the calculation of Stockholder’s Equity) have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to the closing of the Plan of Arrangement, Rubincon had 200,033,360 shares of common stock outstanding.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 141,270,300 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of May 31, 2008, (i) API Nanotronics had issued 103,691,650 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 35,077,750 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock) which exchangeable shares are the substantially equivalent to our common stock and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on 2,487,150 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued but is obligated to issue 37,564,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

The API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates are substantially economically equivalent to common stock of API Nanotronics Corp. The November 2007 5-for-1 stock split had no effect on this equivalence of exchangeable shares and common stock because simultaneously with the split of the common stock, a 5-for-1 split of the exchangeable shares was effected on each exchangeable share outstanding.

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

During the twelve month period ended May 31, 2008, the Company accepted subscriptions for 161,999,995 shares of its common stock, which were sold in a Regulation S, private placement to investors not located in the United States . The Company received net proceeds of $7,750,000 and a subscription receivable of $1,550,000.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Warrants

At May 31, 2008 and 2007 there are no warrants outstanding and exercisable.

16. STOCK BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. Of the 75,000,000 shares authorized under the Equity Incentive Plan, 41,750,000 shares are available for issuance pursuant to options or as stock as of May 31, 2008. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2008, there was $1,290,861 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over a weighted-average period of five years from the date of grant.

During the twelve months ended May 31, 2008 and 2007, $940,593 and $1,497,199, respectively, has been recognized as stock based compensation expense in general and administrative expense.

Included in total stock based compensation for the twelve months ended May 31, 2008 is $208,473 of stock based compensation expense related to repricing of certain options that had been previously granted to employees, directors and consultants of the Company. The options were repriced to the average closing bid and ask price on the date of action on July 2, 2007. The new option exercise price is $0.2690 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.

On May 30, 2008, the Compensation Committee of the board of directors of the Company acted to reprice certain options that the Company had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the API Nanotronics Corp. 2006 Equity Incentive Plan (the “Plan”), were repriced to be the average of the closing bid and ask price on the date of the action by the Compensation Committee. The new option exercise price was $0.1005 per share. The fair value of the repricing amounted to $139,012 which is included in the $940,593 total stock based compensation recognized during the year ended May 31, 2008. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing.

On April 22, 2008, the Company granted stock options to the Chief Executive Officer under the Corporation’s 2006 Equity Incentive Plan. The Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 11,236,650 shares of the Corporation’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 7,491,100 shares of the Corporation’s common stock (the “Performance Shares). The per-share exercise price for such stock options will be the fair market value of a share of the Corporation’s common stock on the date of grant. The stock options with respect to the Time Based Shares will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Corporation. The fair value of the “Time Based Shares” amounted to $793,806 under the

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Black-Scholes option pricing model with the following assumptions: Risk free rate—4.0%, Volatility—68%, Expected life—10 years, Dividend yield—0%. The Company recognized $40,425 of stock based compensation expense which is included in the $940,593 total stock based compensation recognized during the year ended May 31,2008. The stock options with respect to the Performance Shares will vest in equal installments annually over a three-year period tied to the fiscal year end of the Corporation’s 2009, 2010 and 2011 fiscal years upon the Corporation achieving various performance goals.

On July 2, 2007, the Compensation Committee of the Board of Directors of the Company acted to reprice certain options that the Company had previously granted to certain employees, directors and consultants of the Company. The options, all of which had been previously issued pursuant to the API Nanotronics Corp. 2006 Equity Incentive Plan (the “Plan”), were repriced to be the average of the closing bid and ask price on the date of the action by the Compensation Committee. The new option exercise price was $0.2690 per share. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing .

On July 19, 2007, a total of 1,000,000 options vested upon the achievement of certain milestones as defined in the grant agreements. These options are exercisable at $0.2690 per share. The Company recognized approximately $149,200 of stock based compensation expense which is included in the $940,593 total stock based compensation recognized during the year ended May 31, 2008.

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

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2008		2007
Expected volatility	56%		60 – 80%
Expected dividends	0%		0%
Expected term	5 – 10	years	5-10	years
Risk-free rate	2.50% – 4.74%		2.50% – 4.44%

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2006	25,500,000	$0.0928
Exercised	(500,000)	$(0.1200)
Issued	8,000,000	$0.3622
Outstanding options of Rubincon (A)	625,000	$0.2000

Stock Options outstanding—May 31, 2007	33,625,000	$0.1584
Issued	18,977,750	$0.0948
Exercised	—	$—

Stock Options outstanding—May 31, 2008	52,602,750	$0.0980

Stock Options exercisable—May 31, 2008	28,375,000	$0.0980

(A)	Stock options entitling the holder to purchase 625,000 shares of common stock of the Company at an option exercise price of $0.20 per common share were issued prior to the Plan of Arrangement and were not issued under the Equity Incentive Plan. All of these options have vested.

The weighted-average grant date fair value of options granted during the years ended May 31, 2008 and 2007 was $0.0980 and $0.3622, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at May 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.0928 – 0.20	51,352,750	$0.0940	5.487	$253,000	$28,175,000	$0.093	$150,000
$0.2000 – 0.40	1,250,000	$0.2690	8.677	$—	$200,000	$0.269	$—

	52,602,750		5.570	$253,000	$28,375,000		$150,000

The intrinsic value is calculated at the difference between the market value as of May 31, 2008 and the exercise price of the shares. The market value as of May 31, 2008 was $0.10 as reported by the Nasdaq Stock Market.

The summary of the status of the Company’s non-vested options for the year ended May 31, 2008 is as follows:

Range of Exercise Price	Number of Outstanding at May 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0928 – 0.20	23,177,750	$0.0940	$103,000
$0.2000 – 0.40	1,050,000	$0.2690	$—

	24,227,750		$103,000

API Nanotronics Corp.

Notes to Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value
Non-vested, June 1, 2007	8,000,000	$0.10
Granted	18,977,750	$0.09
Exercised	2,750,000	$0.11

Non-vested, May 31, 2008	24,227,750	$0.10

17. SUPPLEMENTAL CASH FLOW INFORMATION

	2008	2007
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$27,324	$11,867

Cash paid for interest	$450,123	$188,058

(b) Non cash transaction
Note payable from business acquisition.	$—	$402,567
Other long-term debt assumed in conjunction with the Plan of Arrangement	$—	$100,000
Business acquisition NHI—adjustment to purchase price	$134,164	$—

18. RELATED PARTY TRANSACTIONS

(a)	Included in general and administrative expenses for the year ended May 31, 2008 are consulting fees of $94,958 (2007–$80,942) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $184,646 (2007 – $185,108) paid to a corporation in which two of the directors are also directors of the Company. (See Note 20(b)).

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements. (See Note 10).

(c)	Included in interest expenses for the twelve months ended May 31, 2008 are interest charges of $418,734 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). The loan and interest were paid in full by the Company as of May 31, 2008. Included in interest expenses for the year ended May 31, 2007 are interest charges of $110,137 from the $6,000,000 borrowed from Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp., an entity which the Company’s Chairman is President of, used to fund the acquisition of the National Hybrid Group. The loan and interest were paid in full by the Company as of May 31, 2007.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

19. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the year ended May 31:

	2008	2007
Weighted-average shares-basic	306,989,829	261,028,695
Effect of dilutive securities	*	*

Weighted-average shares – diluted	306,989,829	261,028,695

Basic EPS and diluted EPS for the years ended May 31, 2008 and 2007 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the year ended May 31, 2008 of 61,451,800 of which, only 37,581,150 shares have been exchanged as of May 31, 2008.

*	All outstanding options aggregating 33,625,000 incremental shares, have been excluded from the May 31, 2008 (25,500,000 incremental shares from the May 31, 2007) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2008.

20. COMMITMENTS

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of May 31, 2008.

2009	$274,797
2010	$283,757
2011	$292,718
2012	$301,679
2013	$101,555

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $729,625, and $192,951 for the years ended May 31 2008 and 2007, respectively.

(b)	On January 1, 2005, API entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel, and management services. This obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement. Included in general and administrative expenses for the year ended May 31, 2008 are $184,686 (2007 – $185,108). (See Note 18(a)).

(c)

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

(d)	On March 3, 2008, the Company entered into an employment agreement (the “Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation. The employment commenced on April 21, 2008. Under the terms of the Agreement, the Chief Executive Officer of the Corporation will receive an annual base salary of $265,000, payment of relocation expenses of up to $100,000, various other benefits and an annual bonus. The bonus will be 50% of the Chief Executive Officer’s annual salary and will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. Either the Corporation or the Chief Executive Officer may terminate the Agreement at any time without cause (i) during the first year of employment by the Corporation, the Chief Executive Officer will receive six months salary as severance pay, (ii) during the second through fourth years of employment with the Corporation, the under the Agreement the Chief Executive Officer will receive twelve months salary as severance pay and (iii) during the period commencing on the day after the fourth anniversary of employment by the Corporation, the Chief Executive Officer will receive eighteen months salary as severance pay.

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Corporation’s 2006 Equity Incentive Plan. The Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 11,236,650 shares of the Corporation’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 7,491,100 shares of the Corporation’s common stock (the “Performance Shares). The per-share exercise price for such stock options will be the fair market value of a share of the Corporation’s common stock on the date of grant. The stock options with respect to the Time Based Shares will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Corporation. The stock options with respect to the Performance Shares will vest in equal installments annually over a three-year period tied to the fiscal year end of the Corporation’s 2009, 2010 and 2011 fiscal years upon the Corporation achieving various performance goals.

21. 401(k) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match 50% of employee contributions up to a maximum of 3% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the years ended May 31, 2008 and 2007, the Company incurred $186,957, and $71,969 respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

22. SEGMENT INFORMATION

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

Year Ended May 31, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$9,044,846	$21,917,200	$—	$—	$30,962,046
Inter-segment sales	7,800	385,826		(393,626)	—

Total revenue	9,052,646	22,303,026	—	(393,626)	30,962,046

Income before expenses below:	290,721	(4,638,117)	—	—	(4,347,396)

Corporate head office expenses	—	—	958,896	—	958,896
Depreciation and amortization	123,579	1,070,104	2,757	—	1,196,440
Other expense (income)	177,972	—	101,039	—	279,011

Income tax expense (benefit)	1,867	(40,272)	(177,228)	—	(215,633)

Net income (loss)	$(12,697)	$(5,667,949)	$(885,464)	$—	$(6,566,110)

Segment assets	$5,332,383	$22,225,793	$1,961,120	$—	$29,519,296
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$111,164	$1,644,080	$5,761	$—	$1,761,005

Year Ended May 31, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$6,071,579	$14,460,431	$—	$—	$20,532,010
Inter-segment sales	8,216	389,477		(397,693)	—

Total revenue	6,079,795	14,849,908	—	(397,693)	20,532,010

Income before expenses below:	156,401	587,220	—	—	743,621
Corporate head office expenses	—	—	1,418,593	—	1,418,593
Depreciation and amortization	250,829	722,393	9,666	—	982,888
Other expense (income)	(136,105)	(3,315)	(112,711)	—	(252,131)
Income tax expense (benefit)	—	75,774	(528,000)	—	(452,226)

Net income (loss)	$41,677	$(207,632)	$(787,548)	$—	$(953,503)

Segment assets	$3,907,422	$15,131,006	$8,308,332	$—	$27,346,760
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$38,576	$473,472	$—	$—	$512,048

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Income before expenses includes a reserve for obsolete and slow moving inventory in the amount of $2,819,263 and $0 that was accounted for during the year ended May 31, 2008 and 2007, respectively.

	Year ended May 31,
	2008		2007
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$25,031,882	$10,517,078	$17,425,819	$6,316,025
Canada	1,649,745	2,257,788	911,988	1,960,066
United Kingdom	2,289,133	—	1,386,113	—
All Other	1,991,286	—	808,090	—

	$30,962,046	$12,774,866	$20,532,010	$8,276,091

	Year ended May 31,
	2008	2007
Major Customer Revenue:
U.S. Department of Defense	9%	10%
U.S. Department of Defense subcontractors	70%	67%

23. SUBSEQUENT EVENTS

1. A special meeting of stockholders of the Company was held on Wednesday, August 20, 2008 at which the stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, of between a one-for-five to a one-for-fifteen reverse stock split. Only holders of record at the close of business on July 21, 2008, the record date, were entitled to vote on the matter. The resolution leaves the final decision of whether to effect the reverse split, and at what ratio within the one-for-five and one-for-fifteen ratio, with the Board of Directors.

2. In order to enhance efficiencies, the Company has commenced consolidating its operations, including the winding up and relocating of businesses at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. In addition, the Company expects to consolidate the Pace operations with National Hybrid at Ronkonkoma, New York, and cease operations at the Largo, Florida location. The Company also expects to close and sell the Endicott NY facility and consolidate the manufacturing to both the Ottawa and Ronkonkoma manufacturing facilities. The Company expects that these events will occur over the fiscal year 2009. The Company also anticipates, in connection with such consolidation, reducing its employee force by approximately forty to fifty people.

3. The Company engaged an auction company to sell excess machinery and equipment assets that were not in use at May 31, 2008. The Company sold assets for approximately $788,000 in August 2008 and will hold future auctions for additional assets which have been identified for disposal. The assets were acquired in conjunction with the National Hybrid Group acquisition on January 25, 2007.

4. During the first quarter of fiscal 2009, the Company received net proceeds of $1,550,000 for an outstanding subscription receivable related to the Regulation S private placement to investors not located in the United States during the year ended May 31, 2008.