Form 10-Q
period 2008-08-31
API Nanotronics Corp.
filed 2008-10-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Toronto Ontario

Canada M4P 1E4

(Address of Principal Executive Offices)

(416) 593-6543

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

32,466,640 shares of common stock with a par value of $0.001 per share at September 30, 2008

API NANOTRONICS CORP. AND SUBSIDIARIES

Report on 10-Q

Quarter Ended August 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	August 31, 2008 (Unaudited)	May 31, 2008 (Audited)
Assets
Current
Cash and cash equivalents	$3,739,953	$2,667,109
Marketable securities, at fair value	528,385	461,806
Accounts receivable, less allowance for doubtful accounts of $57,952 and $69,576 at August 31, 2008 and May 31, 2008 respectively	4,838,918	4,544,860
Inventories, net (note 2)	6,688,043	7,353,596
Deferred income taxes	1,236,029	790,906
Prepaid expenses and other current assets	289,314	355,044

	17,320,642	16,173,321
Fixed assets, net	9,365,644	10,174,021
Deferred income taxes	525,119	571,109
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,512,680	1,469,939

	$29,854,991	$29,519,296

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$20,147	$310,458
Accounts payable and accrued expenses	3,371,226	3,867,449
Deferred income taxes	46,250	39,865
Current portion of long-term debt	102,862	113,851
Current portion of capital leases	3,121	6,539

	3,543,606	4,338,162
Deferred income taxes	1,696,972	1,230,573
Capital leases payable, net of current portion	18,706	18,706

	5,259,284	5,587,441

Shareholders’ equity
Common stock, ($0.001 par value, 1,000,000,000 authorized shares 32,466,640 and 32,466,224 shares issued and outstanding at August 31, 2008 and May 31, 2008, respectively)	32,467	32,467
Special voting stock ($0.001 par value, 1 shares authorized, issued and outstanding at August 31, 2008 and May 31, 2008, respectively)	—	—
Additional paid-in capital	34,700,280	34,470,100
Subscription receivable – common stock	—	(1,550,000)
Accumulated deficit	(10,904,238)	(10,017,877)
Accumulated other comprehensive income:
Currency translation adjustment	336,488	621,174
Unrealized gain on marketable securities, net of tax	430,710	375,991

Total accumulated other comprehensive income	767,198	997,165

	24,595,707	23,931,855

	$29,854,991	$29,519,296

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Three Months Ended Aug 31, 2008 (Unaudited)	For the Three Months Ended Aug 31, 2007 (Unaudited)
Revenue, net	$7,911,353	$7,099,642
Cost of revenues	5,625,357	5,106,103
Restructuring charges due to consolidations of operations (note 15)	191,616	—

Gross profit	2,094,380	1,993,539

Operating expenses
General and administrative	1,385,331	1,384,598
Restructuring charges due to consolidations of operations (note 15)	29,387	—
Research and development	935,332	284,269
Selling expenses	671,653	637,783

	3,021,703	2,306,650

Operating loss	(927,323)	(313,111)
Other (income) expenses
Interest (income) expense, net	(7,623)	44,242
(Gain) loss on foreign currency transactions	(106,985)	53,443

	(114,608)	97,685

Loss before income taxes	(812,715)	(410,796)
Provision for income taxes	73,646	301,589

Net loss	$(886,361)	$(712,385)

Loss per share – Basic	$(0.03)	$(0.03)

Loss per share – Diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic	34,970,334	24,170,334
Diluted	34,970,334	24,170,334

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription Receivable - Common Stock	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2008 (audited)	32,466,224	$32,467	$34,470,100	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	416	—	—	—	—	—	—
Stock based compensation expense	—	—	230,180	—	—	—	230,180
Common stock issued	—	—	—	1,550,000	—	—	1,550,000
Net loss for the period	—	—	—	—	(886,361)	—	(886,361)
Foreign currency translation adjustment	—	—	—	—	—	(284,685)	(284,685)
Unrealized gain (loss) on marketable securities - net of taxes	—	—	—	—	—	54,718	54,718

Total comprehensive loss							(1,116,328)

Balance at August 31, 2008 (unaudited)	32,466,640	$32,467	$34,700,280	$—	$(10,904,238)	$767,198	$24,595,707

•	The number of shares of common stock reflects the 1:15 reverse stock split effective September 22, 2008, which has been applied to earlier periods.

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Three Months Ended August 31,
	2008 (Unaudited)	2007 (Unaudited)
Cash flows from operating activities
Net loss	$(886,361)	$(712,385)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	300,244	201,653
Stock based compensation	230,180	353,347
Deferred income taxes (benefit)	73,646	301,589
Accounts receivable	(366,962)	134,406
Inventories	559,992	63,907
Prepaid expenses and other current assets	57,126	(4,625)
Accounts payable and accrued expenses	(372,550)	(386,165)

Net cash used by operating activities	(404,685)	(48,273)
Cash flows from investing activities
Purchase of fixed assets	(122,768)	(33,839)
Costs incurred for patents	(125,237)	—
Disposal of fixed assets	713,627	—
Asset acquisitions	—	(4,045,671)

Net cash provided (used) by investing activities	465,622	(4,079,510)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	1,550,000	—
Short term borrowings advances (repayments), net	(287,576)	(196,389)
Repayment of obligations – capital lease	(3,419)	(2,168)
Repayment of long term debt	(10,989)	(15,124)
Net proceeds – long-term debt, related party	—	4,057,863

Net cash provided by financing activities	1,248,016	3,844,182
Effect of exchange rate on cash and cash equivalents	(236,109)	26,372

Net increase (decrease) in cash and cash equivalents	1,072,844	(257,229)
Cash and cash equivalents, beginning of period	2,667,109	3,277,468

Cash and cash equivalents, end of period	$3,739,953	$3,020,239

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of API Nanotronics Corp. (“API Nanotronics”), formerly known as Rubincon Ventures Inc., API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Systems II Inc., Keytronics, Inc., and API Nanofabrication and Research Corporation, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2009. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2008 and the results of its operations and cash flows for the three month period ended August 31, 2008. Results for the three months ended August 31, 2008 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended May 31, 2008 included in the Company’s Form 10-K filed with the Commission on August 25, 2008.

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

On September 19, 2008, API Nanotronics Corp. effected a 1-for-15 reverse stock split of its common stock. Since retained earnings were in a deficit position, the stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on September 19, 2008 received one share for every fifteen outstanding shares held on that date. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Marketable Securities

The Company’s investments in marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value using a market participant approach, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale are classified in the balance sheet as current assets.

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

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of August 31, 2008, approximately $1,712,000 of the $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition have been placed in service and approximately $715,000 was sold during the three months ended August 31, 2008. The Company continues to place additional equipment in service and also expects to sell additional assets that it does not place in service.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of August 31, and May 31, 2008, respectively.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents	15-20 years

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of August 31, and May 31, 2008, respectively.

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

The Company adopted the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 as of June 1, 2007. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements or adjustments to deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended May 31, 2008, 2007, 2006, and 2005 tax years which remain subject to examination by major tax jurisdictions as of August 31, 2008.

The Company from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as general and administrative expense.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered. At August 31, and May 31, 2008, respectively, the Company had no deferred revenues.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $108,000, in warranty liability as of August 31, and May 31, 2008, respectively, which has been included in accounts payable and accrued expenses.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 73 percent and 82 percent for 2008 and 2007, respectively, of the Company’s revenue. One customer represented approximately 16% and 19% of revenues for the three months ended August 31, 2008, and 2007 respectively. No customers represented over 10% of accounts receivable as of August 31, 2008, and May 31, 2008.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (Note 11).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Statement of Changes in Shareholders’ Equity.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Change in Presentation of Consolidated Statement of Operations

Certain deminimis items have been reclassified from Business Development Expense to Selling Expenses in the Consolidated Statement of Operations and the prior year data has been changed to conform with this presentation

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2 — Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until June 1, 2009. We are evaluating the impact, if any, this deferral will have on our non-financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (See Note 10). The Note has a 61 month term, requires payment of interest only until maturity and bears interest at the rate of 12% per annum. The Note is payable unless sooner repaid on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note occurs and is continuing, all amounts due thereunder, may be declared immediately due and payable. The loan and interest was repaid during the year ended May 31, 2008.

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

5. Marketable Securities

Pursuant to the requirements of SFAS 157, the Company has provided fair value disclosure information for relevant assets and liabilities in these financial statements. The following table summarizes assets which have been accounted for at fair value on a recurring basis as of August 31, 2008:

	Total	Quoted Prices in Active Markets (Level 1)
Marketable securities	528,385	528,385

Total	$528,385	$528,385

API Nanotronics Corp.

Notes to Consolidated Financial Statements

For applicable assets and liabilities subject to this pronouncement, the Company will value such assets and liabilities using quoted market prices in active markets for identical assets and liabilities to the extent possible. To the extent that such market prices are not available, the Company will next attempt to value such assets and liabilities using observable measurement criteria, including quoted market prices of similar assets and liabilities in active and inactive markets and other corroborated factors. In the event that quoted market prices in active markets and other observable measurement criteria are not available, the Company will develop measurement criteria based on the best information available.

6. Inventories

Inventories consisted of the following as of:

	August 31, 2008	May 31, 2008
Raw materials	$4,829,332	$4,891,161
Work in progress	2,053,266	2,110,371
Finished goods	2,624,708	3,171,327
Less: Provision for obsolete and slow moving inventory	(2,819,263)	(2,819,263)

Total	$6,688,043	$7,353,596

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. During the year ended May 31, 2008 the Company took a reserve for obsolete and slow moving inventory in the amount of $2,819,263. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at:

	August 31, 2008	May 31, 2008
Accounts payable and accrued expenses	$2,367,198	$3,190,505
Wage and vacation accrual	1,004,028	676,944

Total	$3,371,226	$3,867,449

8. Shareholders’ Equity

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole Stockholder of API, and each holder of API common shares was granted the right to receive for each API common share 4 shares (50 pre-reverse split) of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, 4 (50 pre-reverse split) API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock (other than in the calculation of Stockholder’s Equity) have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to the closing of the Plan of Arrangement, Rubincon had 200,033,360 shares of common stock outstanding.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of August 31, 2008, (i) API Nanotronics had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,517 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its

API Nanotronics Corp.

Notes to Consolidated Financial Statements

affiliates and exchangeable shares subsequently exchanged for our common stock) which exchangeable shares are the substantially equivalent to our common stock and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on 165,394 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued but is obligated to issue 2,503,911 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics Corp. or its affiliates.

The API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates are substantially economically equivalent to common stock of API Nanotronics Corp. The November 2007 5-for-1 stock split had no effect on this equivalence of exchangeable shares and common stock because simultaneously with the split of the common stock, a 5-for-1 split of the exchangeable shares was effected on each exchangeable share outstanding. Similarly, the September 2008 1-15 reverse stock split had no effect on this equivalence of exchangeable shares and common stock because a 1-15 reverse split of the exchangeable shares was effected at the same time.

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

During the twelve month period ended May 31, 2008, the Company accepted subscriptions for 10,800,000 shares of its common stock, which were sold in a Regulation S, private placement to investors not located in the United States . The Company received net proceeds of $9,300,000.

On November 19, 2007, API Nanotronics Corp. effected a five-for-one stock split of its common stock. Because retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received a stock dividend of four additional shares for each outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

On September 19, 2008, API Nanotronics Corp. effected a one-for-fifteen reverse stock split of its common stock. All the references to number of shares presented in these financial statements have been adjusted to reflect the post split number of shares.

During the three months ended August 31, 2008, the Company collected subscriptions for $1,550,000, sold in a Regulation S, private placement to investors not located in the United States during the year ended May 31, 2008.

Warrants

At August 31, and May 31, 2008, respectively, there are no warrants outstanding and exercisable.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

9. Stock Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. Of the 5,000,000 shares authorized under the Equity Incentive Plan, 2,783,333 shares are available for issuance pursuant to options or as stock as of August 31, 2008. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2008, there was $1,221,281 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2008 to 2013.

During the three months ended August 31, 2008 and 2007, $230,180 and $353,347, respectively, has been recognized as stock based compensation expense in general and administrative expense.

On June 9, 2008, the Company granted stock options to purchase 73,333 shares of common stock to employees at the exercise price of $2.19 per share. Under each Stock Option Agreement, the option vests and becomes exercisable at the rate of one-fifth per year commencing on the first anniversary of the effective date of the grant. The term of such options is ten years. The fair value of the options under the Black-Scholes option pricing model is $128,700.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	August 31, 2008	May 31, 2008
Expected volatility	56 – 73%	56 – 73%
Expected dividends	0%	0%
Expected term	5 – 10 years	5 – 10 years
Risk-free rate	2.50% – 4.74%	2.50% – 4.74%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2007	2,241,667	$2.376
Exercised	—	$—
Issued	1,265,183	$1.422

Stock Options outstanding – May 31, 2008	3,506,850	$1.470
Issued	73,333	$2.220
Exercised	—	$—

Stock Options outstanding – August 31, 2008	3,580,183	$1.485

Stock Options exercisable – August 31, 2008	1,891,667	$1.425

The weighted-average grant date fair value of options granted during the three months ended August 31, 2008 and 2007 was $2.2200 and $4.035, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at August 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	3,496,850	$1.422	5.330	$—	1,878,333	$1.401	$—
$3.01 – 6.00	83,333	$4.035	8.425	$—	13,333	$4.035	$—

	3,580,183		5.760	$—	1,891,666		$—

The intrinsic value is calculated at the difference between the market value as of August 31, 2008 and the exercise price of the shares. The market value as of August 31, 2008 was $1.20 (Adjusted for Post reverse split as pf September 19, 2008) as reported by the NASDAQ Stock Market.

The summary of the status of the Company’s non-vested options for the year ended August 31, 2008 is as follows:

Range of Exercise Price	Number of Outstanding at August 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	1,618,517	$1.447	$ —
$3.01 – 6.00	70,000	$4.035	$ —

	1,688,517		$ —

10. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended August 31:

	2008	2007
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$—	$18,638

Cash paid for interest	$4,168	$10,193

11. Related Party Transactions

(a)	Included in general and administrative expenses for the three months ended August 31, 2008 are consulting fees of $20,990 (2007 - $22,678) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $47,175 (2007 - $46,590) paid to a corporation in which two of the directors are also directors of the Company. (See Note 12(b)).

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these financial statements.

(c)	Included in interest expenses for the three months August 31, 2007 are interest charges of $57,863 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). The loan and interest were paid in full by the Company as of May 31, 2008.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

12. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the three months ended August 31:

	2008	2007
Weighted-average shares-basic	34,970,334	24,170,334
Effect of dilutive securities	*	*

Weighted-average shares – diluted	34,970,334	24,170,334

Basic EPS and diluted EPS for the three months ended August 31, 2008 and 2007 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the three months ended August 31, 2008 of 4,096,787 of which, only 2,505,827 shares have been exchanged as of August 31, 2008.

*	All outstanding options aggregating 2,241,667 incremental shares, have been excluded from the August 31, 2008 (2,258,334 incremental shares from the August 31, 2007) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2008 and 2007.

13. Commitments

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of August 31, 2008.

2009	$206,098
2010	283,757
2011	292,718
2012	301,679
2013	101,555
Thereafter	—

Total	$1,185,807

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $252,318, and $166,945 for the three months ended August 31, 2008 and 2007, respectively.

(b)	On January 1, 2005, API entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel, and management services. These obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement. Included in general and administrative expenses for the three months ended August 31, 2008 are $47,175 (2007 - $46,590). (See Note 10(a)).

(c)

On February 14, 2007, the Company entered into an employment agreement (the “ CTO Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the CTO Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the CTO Agreement, for termination without cause, the Corporation shall have the right to terminate employment on 30 days written notice. In such case, that employment has been terminated prior to the second anniversary of the effective date of the CTO Agreement, the Corporation shall provide the Chief Technology Officer with

API Nanotronics Corp.

Notes to Consolidated Financial Statements

severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the CTO Agreement. Upon any termination without cause, the Chief Technology Officer shall also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

(d)	On March 3, 2008, the Company entered into an employment agreement (the “CEO Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation, Stephen Pudles. The employment commenced on April 21, 2008. Under the terms of the CEO Agreement, the Chief Executive Officer of the Corporation is entitled to an annual base salary of $265,000, payment of relocation expenses of up to $100,000, various other benefits and an annual bonus. The annual bonus is based on achievement of annual EBITDA targets and other performance targets, as determined by the Board of Directors in consultation with Mr. Pudles. If the Company achieves 100% of the bonus targets, the annual bonus will equal 50% of Mr. Pudles base salary, and if the Company achieves in excess of 100% of the targets, the Board will determine what adjustments, if any, will be made to the annual bonus. Under the employment agreement, either party may terminate the agreement for any reason, provided Mr. Pudles must provide at least 60 days advance notice of resignation. However, if the agreement is terminated by the Company without cause, Mr. Pudles is entitled to receive six months of continuing salary if such termination occurs during the first year of employment; twelve months of continuing salary if such termination occurs after the first year of employment but on or before the fourth anniversary date of his employment; and eighteen months of continuing salary if such termination occurs after the fourth year of his employment. If Mr. Pudles terminates his employment due to death or disability, he is entitled to three months of continuing salary.

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Corporation’s 2006 Equity Incentive Plan. The CEO Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 749,110 shares of the Corporation’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 499,407 shares of the Corporation’s common stock (the “Performance Shares). The per-share exercise price for such stock options will be the fair market value of a share of the Corporation’s common stock on the date of grant. The stock options with respect to the Time Based Shares will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Corporation. The stock options with respect to the Performance Shares will vest in equal installments annually over a three-year period tied to the fiscal year end of the Corporation’s 2009, 2010 and 2011 fiscal years upon the Corporation achieving various performance goals.

14. Income Taxes

The Company has identified several tax jurisdictions since it has operations in the Canada and the United States tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

15. 401(k) Plan

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match 50% of employee contributions up to a maximum of 3% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the three months ended August 31, 2008 and 2007, the Company incurred $53,603, and $35,219 respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

16. Restructuring Charges Related to Consolidation of Operations

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification. In conjunction with the consolidation of Pace Technologies and Keytronics Inc. into existing facilities, the Company accrued for restructuring costs.

The first quarter of fiscal year 2009 restructuring actions included charges of approximately $220,000 related to workforce reductions, primarily related to severance costs due to the reduction of approximately 60 employees. The Company expects to incur charges related to property and equipment disposed of or removed from service and other charges related to the closure of Pace Technologies and Keytronics Inc., including lease commitments for facilities no longer in service. Management has considered whether the related assets have been impaired but has not determined any impairment as of August 31, 2008.

The Company’s consolidating efforts in order to enhance operational efficiency continues, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. As of September 30, 2008 the facility is effectively closed and the Company has retained a realtor to handle the sale of the building.

During the three months ended August 31, 2008, the Company consolidated the Pace operations from Florida with National Hybrid at Ronkonkoma, New York. Operations at Largo, Florida have ceased but the facility is open while excess assets are sold. The Company is in the process of consolidating the manufacturing of the Endicott NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Company expects to hire a realtor to sell the building during the second quarter of the current fiscal year. The Company also anticipates, in connection with such consolidation, reducing its employee force by another forty to fifty people over the next several quarters of its 2009 fiscal year.

The Company engaged an auction company to sell excess machinery & equipment assets that were not in use. The Company received approximately $715,000 from the sale of these assets from the first auction and will hold future auctions for additional assets which have been identified for disposal. The majority of these assets were acquired in conjunction with the National Hybrid Group acquisition on January 25, 2007.

As of August 31, 2008 the following table represents the details of restructuring charges:

Workshare Reducting Cost
Balance, May 31, 2008	$—
Restructuring charges	221,003
Cash payments	3,720
Write-offs	—

Balance, August 31, 2008	$217,283

17. Segment Information

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Three months ended August 31, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$2,572,947	$5,338,406	$—	$—	$7,911,353
Inter-segment sales	2,706	16,423		(19,129)	—

Total revenue	2,575,653	5,354,829	—	(19,129)	7,911,353

Income before expenses below:	242,097	(395,093)	—	—	(152,996)
Corporate head office expenses	—	—	243,903	—	243,903
Depreciation and amortization	13,571	286,080	593	—	300,244
Other expense (income)	(35,387)	233,584	(82,625)	—	115,572
Income tax expense (benefit)	—	—	73,646	—	73,646

Net income (loss)	$263,913	$(914,757)	$(235,517)	$—	$(886,361)

Segment assets	$5,133,402	$21,411,298	$3,310,291	$—	$29,854,991
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$11,147	$232,141	$4,717	$—	$248,005

Three months ended August 31, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$1,992,061	$5,107,581	$—	$—	$7,099,642
Inter-segment sales	4,935	63,707		(68,642)	—

Total revenue	1,996,996	5,171,288	—	(68,642)	7,099,642

Income before expenses below:	116,184	(32,383)	—	—	83,801
Corporate head office expenses	—	—	195,259	—	195,259
Depreciation and amortization	28,978	170,238	2,437	—	201,653
Other expense (income)	2,429	7,764	87,492	—	97,685
Income tax expense (benefit)	1,790	(60,330)	360,129	—	301,589

Net income (loss)	$82,987	$(150,055)	$(645,317)	$—	$(712,385)

Segment assets	$4,824,160	$23,365,146	$2,117,389	$—	$30,306,695
Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$9,414	$24,425	$—	$—	$33,839
Asset acquisition	$—	$4,045,671	$—	$—	$4,045,671

18. Subsequent Events

1.	On September 19, 2008, API Nanotronics Corp. effected a one-for-fifteen reverse stock split of its common stock. Because retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. All the references to number of shares presented in these financial statements have been adjusted to reflect the post reverse split number of shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Nanotronics Corp.

The Company is engaged in providing design, engineering and manufacturing solutions to customers. The Company is also a manufacturer of electronic components and systems for the defense, aerospace and communications industries, with a developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

Core products produced by the Company include: high-performance microcircuits for 1553 data bus products, solid state power controllers, opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

In addition to providing niche specialty products,, the Company possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The Company seeks to extend its existing customer relationships by offering state-of-the-art nanotechnology products and services.

Overview

The Company is a North American based company focused on the manufacture of specialized electronic components and microelectronic circuits. The corporate office of the Company is located in Toronto, Canada. Overviews of its subsidiaries are discussed below:

•

The National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. of Ronkonkoma, NY is a developer and manufacturer of 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit of the military/aerospace market and the industrial process control market.

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

•

Keytronics Inc (“Keytronics”), in business since 1971 is a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics.

•

NanoOpto Corporation (“API NRC”), established in July 2007, possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The facility located in Somerset, New Jersey leased in connection with this acquisition will be the used to facilitate next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

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

The Company is pursuing market opportunities and growth for innovative products based on nanotechnology and MEMS. API NRC owns a number of proprietary technologies which address market needs in imaging, digital cinema camera technologies, optical communications, as well as in conformal optical coating using proprietary atomic layer deposition (ALD) technologies. These approaches can also be applied to the nanofabrication of novel semiconductor devices and systems by using ALD, for example, to create a new generation of super-thin-film electronics. API NRC also plans to develop a series of plasmonics-based sensors which use the special optical responses of nano-structured metals to laser light.

The Company is continuing its consolidating efforts of reducing their design and manufacturing centers to 3 facilities from 7, in order to enhance operational efficiency, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. As of September 30, 2008 the facility is effectively closed and the Company has retained a realtor to handle the sale of the building. During the three months ended August 31, 2008, the Company consolidated the Pace operations from Florida with National Hybrid at Ronkonkoma, New York. Operations at Largo, Florida have ceased but the facility is open while excess assets are sold. The Company is in the process of consolidating the manufacturing of the Endicott, NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Company will hire a realtor to sell the building during the second quarter of the current fiscal year. The Company also anticipates, in connection with such consolidation, reducing its employee force by another forty to fifty people over the second quarter of its 2009 fiscal year. During the three months ended August 31, 2008, the Company incurred restructuring charges totaling $221,003.

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

Operating Expenses

Operating Expenses consist of selling, general, administrative expenses, research and development and restructuring charges.

Cost of Goods Sold

Cost of Goods Sold primarily consists of costs that we incur to design, manufacturer, test and ship the product. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build the parts.

•	The cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer.

•	The cost of shipping and handling the products shipped to the customer.

•	Provision for obsolete and slow moving inventory.

•	Restructuring charges related to the consolidation of operations.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel.

•	Compensation related to stock-based awards to employees and directors.

•	Professional services, for accounting, legal, tax, information technology and public relations fees.

•	Rent and related expenses.

•	Restructuring charges related to the consolidation of operations.

•	Research and development expenses related to the development of next generation nanotechnology based technology and expenses related to developing next generation product through all product lines.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, operating loans and capital leases.

•	Gain or losses on disposal of property and equipment.

•	Gain or loss on foreign currency transactions.

Backlog

Our management uses a number of data to measure the growth of the business. A key measure for growth are sales backlog figures:

	As of August 31
	2008	2007
Backlog by Segment Company
National Hybrid Group	$6,267,855	$5,857,962
API Electronics	1,761,230	2,193,080
Filtran Group	3,224,666	4,361,228
TM Systems	1,691,085	3,283,632
Keytronics	886,947	712,793
API NRC	80,950	—

Overall	$13,912,733	$16,408,695

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12 month period. Filtran Group’s backlog figures were impacted by the re-pricing of product on a major customer account, and to a lesser degree the effect of the US/Canadian exchange rate. TM Systems backlog is inconsistent due to the nature of their product lines, which includes the design, manufacturing and assembly of long lead items in excess of 6-12 months. The Company has very little insight on the timing of new contract releases and as such, the backlog can rise or decrease significantly based on timing.

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

The acquisition of these assets offered the Company unique and powerful material processing and fabrication capabilities. These capabilities from silicon wafer processing to the latest electronic and optical fabrication technologies based in nanoscience and MEMS. These capabilities expand the Company’s abilities to better serve its current customers and to develop new electronic products. These capabilities also open possibilities for new business based on hybrid optics. These assets and facilities will also be the centerpiece of the Company’s Research and Development program.

Results of Operations for the three months ended August 31, 2008 and 2007

The following discussion of results of operations is a comparison of the Company’s three month periods ending August 31, 2008 and August 31, 2007.

Operating Revenue

	Three months ended August 31,
	2008	2007	%Change
Sales by Subsidiary
National Hybrid Group	$3,036,147	$2,858,744	+6.2%
API Electronics	1,317,060	964,003	+39.2%
Filtran Group	2,669,340	2,538,437	+5.2%
TM Systems	390,292	314,031	+24.3%
Keytronics	424,904	424,427	+0.1%
API NRC	73,610	—	N/A

	$7,911,353	$7,099,642	+11.4%

The Company recorded a 11.4% increase in revenues for the three months August 31, 2008 over the same period in 2007. The increase is attributed to the API NRC operations plus continued sales growth. This increase occurred throughout all operating divisions, led by API Electronics that recorded an increase in revenues generated from the sale of electronic systems.

National Hybrid Group revenues of $3,036,147 represent a 6.2% increase for the three months ended August 31, 2008 compared to the same period last year. The increase was generated by several product mainly related to the 1553 data bus lineup, which are sold to leading military sub contractors.

API Electronics sales revenues increased by 39.2% in the three months ended August 31, 2008 over the same period in 2007. The increase is attributed primarily to an increase in mission critical systems, primarily radar indicators and counter measure control electronics for US military helicopters.

Filtran Group’s sales revenue increased by 5.2% for the three months ended August 31, 2008 over the corresponding period in 2007. The increase is primarily a result of continued strong demand for products from key military subcontracts.

TM Systems recorded an increase of approximately $76,000 in revenues for the three months ended August 31, 2008 compared to the same period in 2007. The increase was attributed primarily to an increase in revenues from a military subcontractor.

Keytronics revenues increased marginally by 0.1% for the three months ended August 31, 2008 compared to the year ended May 31, 2007.

API NRC recorded its highest quarter of revenues since it started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007.

Geographical Information

	Three months ended August 31,
	2008		2007
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$6,286,510	$9,911,595	$6,082,818	$10,004,779
Canada	306,550	2,097,635	368,535	2,103,612
United Kingdom	1,071,204	—	274,116	—
All Other	247,089	—	374,173	—

	$7,911,353	$12,009,230	$7,099,642	$12,108,391

The US Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Three months ended August 31,
	2008	2007
Revenue
U.S. Department of Defense	10%	7%
U.S. Department of Defense subcontractors	63%	75%

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended August 31,
	2008	2007	% Change
Gross Profit by Segment Company
National Hybrid Group	33.2%	35.2%	-2.0%
API Electronics	37.6%	30.9%	6.7%
Filtran Group	15.9%	21.5%	-5.6%
TM Systems	34.1%	27.7%	6.4%
Keytronics	-5.2%	8.4%	-13.62%
API NRC	77.7%	N/A	N/A
Overall	26.4%	28.0%	-1.6%

Gross profit varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. The Company’s overall gross profit was 26.4% for the three months ended August 31, 2008, a marginal decrease of 1.6% from the three months ended August 31, 2007. The decrease is attributed to two main reasons. One, the Company took a restructuring charge during the quarter of $191,616 related to the Company’s initiative to consolidate operations into 3 manufacturing facilities from 7. Second, the Filtran Group started to move product lines that were primarily manufactured in North America to China. The initial shift in manufacturing will see pressure on the Filtran Group’s gross margins until the Chinese partners can produce significant product runs. When this shift is finalized, the Filtran Group expects margins to return to at least previous year’s levels.

The major components of cost of sales for the three months ended August 31 are as follows:

	2008	% of sales	2007	% of sales
Materials Used	$2,141,621	27.1%	$1,652,561	23.3%
Manufacturing Labor	$1,271,850	16.1%	$1,139,186	16.0%
Manufacturing Overhead	$2,403,502	30.4%	$2,314,356	32.6%

Cost of Sales	$5,816,973	73.5%	$5,106,103	71.9%

As a percentage of sales, for the three months ended August 31, 2008 materials and labor increased by 3.8% and 0.1% respectively compared to the three months ended August 31, 2008. This was offset by a 2.2% decrease in manufacturing overhead. The cost of sales was adversely impacted by the restructuring charges of $191,616 related to the Company’s initiative to consolidate operations into 3 manufacturing facilities from 7.

Selling Expenses

Selling expenses increased marginally to $671,653 for the three months ended August 31, 2008 from $637,783 for the three months ended August 31, 2007. As a percentage of sales, selling expenses were 8.5% for the year compared to 9.0% for the three months ended August 31, 2007.

The major components of selling expenses are as follows:

	Three months ended August 31,
	2008	% of sales	2007	% of sales
Payroll Expense – Sales	$165,429	2.1%	$226,650	3.2%
Commissions Expense	$216,163	2.7%	$160,489	2.3%

The overall increase in selling expenses was attributed to an increase of approximately $77,000 in advertising and business development expenses in the three months ended August 31, 2008 compared to the same period in 2007.

General and Administrative Expenses

General and administrative expenses increased to $1,414,718 for the three months ended August 31, 2008 from $1,384,598 for the three months ended August 31, 2007. The increase is a result of the Company’s initiative to consolidate operations into 3 manufacturing facilities from 7, as it took a Restructuring Charge related to severance payment of administrative staff of approximately $30,000.

The major components of general and administrative expenses are as follows:

	Three months ended August 31,
	2008	2007	$ Change
Officer Salary	$392,936	$452,002	$(59,066)
Professional Services	$153,863	$242,780	$(88,917)
Accounting and Administration	$335,146	$214,799	$120,347
Depreciation and Amortization	$46,395	$62,683	$(16,288)

Officer salaries expense decreased to $392,936 for the three months ended August 31, 2008 from $452,002 for the three months ended August 31, 2007, a decrease of $59,066. The decrease is primarily attributed to a decrease in stock based compensation of approximately $123,000 offset by an increase in officer salaries of approximately $70,000.

Professional services include legal, accounting, audit and taxation services. These expenses decreased for the three months ended August 31, 2008 to $153,863 from $242,780 compared to 2007. The decrease is primarily a result of decreased audit and legal expenses.

Accounting and administrative salaries increased from $214,799 for the three months ended August 31, 2007 to $335,146 for the three months ended August 31, 2008, an increase of $120,347. The increase is a result of two additional accounting personnel and approximately $65,000 in reclassification of salaries related to administrative departments.

Depreciation and amortization decreased for the three months ended August 31, 2008 in the amount of $16,288 as a result of a non-compete asset being fully amortized in fiscal 2008.

Research and Development Expenses

Research and development increased to $935,332 for the three months ended August 31, 2008 from $284,269, for the three months ended August 31, 2007. The increase is centered around API NRC which started operations July 17, 2007. API NRC’s Somerset, New Jersey facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. We believe these capabilities will expand the Company’s abilities to better serve its current customers and to develop new electronic products and will open possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased by $65,000 at National Hybrid Group as it continues to develop next generation products for their entire product line including but not limited to the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company expects to maintain current levels of research and development investment in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and generating new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the three months ended August 31, 2008 of $927,324 compared to a loss of $313,111 for the three months ended August 31, 2007. The increase of $614,213 in operating loss is attributed to the increase in research and development expenses of approximately $650,000 compared to same period in 2007. The increased focus on research and development is central to the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Somerset, New Jersey under the oversight of top nanotechnology scientist and engineers.

Other (Income) And Expense

Total other income for the three months ended August 31, 2008 amounted to $114,608 compared to other expenses of $53,443 for the three months ended August 31, 2007.

The increase is largely attributable to a decrease in interest expense of approximately $50,000 compared to the same period in 2007 and that the Company realized a foreign currency translation gain of $106,985 for the three months ended August 31, 2008 versus a loss of $53,443 for the three months ended August 31, 2007.

Income Taxes

The Company booked a deferred income tax expense of $73,646 for the three months ended August 31, 2008 compared to an expense of $301,589 for the three months ended August 31, 2007.

The Company and its subsidiaries have net operating loss carryforwards of approximately $138,492 to apply against future taxable income. These losses will expire as follows: $14,000, $55,600 and $67,814 in 2010, 2012 and 2028, respectively.

Net Income (Loss)

The Company incurred a net loss for the three months ended August 31, 2008 of $886,361 compared to a net loss of $712,385 for the three months ended August 31, 2007. The increase in net loss compared to the same period in 2008 is attributed to an increase in research and development expenses and restructuring charges of approximately $220,000, offset by decreased stock based compensation and income taxes of approximately $123,000 and $230,000, respectively.

Liquidity and Capital Resources

The Three Months Ended August 31, 2008 compared to the Year Ended May 31, 2008

Liquidity

At August 31, 2008, the Company held cash of $3,739,953 compared to $2,667,109 at May 31, 2008, an increase of approximately $1,062,844. The increase is a result of a subscription receivable paid during the three months ended August 31, 2008 offset by cash used for operating activities of approximately $400,000.

At May 31, 2008 the Company’s working capital was sufficient to meet the Company’s current requirements.

Net Inventory decreased 9.1% from $7,353,596 at May 31, 2008 to $6,688,043 at August 31, 2008.

Accounts receivable increased 6.5% from $4,544,860 at May 31, 2008 to $4,838,918 at August 31, 2008 due to a an account receivable related to the sale of excess equipment. Accounts payable decreased by $496,223 to $3,371,226 at May 31, 2008 from $3,867,449 at May 31, 2008.

Bank indebtedness decreased by approximately $290,000 from $310,458 at May 31, 2008 to $20,147 at August 31, 2008. The decrease in bank indebtedness is related to the Filtran Group and API Electronics Inc. paying down their line of credit due to increases in cash from operations at the above divisions.

Long-term debt (current and long-term portion) decreased from $113,851 at May 31, 2008 to $102,862 at August 31, 2008 due to payment on a note payable related to the acquisition of the assets of Sensonics in 2005.

Total assets increased to $29,854,991 at August 31, 2008 from $29,519,296 at May 31, 2008. The increase is attributed to the increase in cash held at August 31, 2008 compared to May 31, 2008.

Operating, Investing and Financing Activities

Cash used by operating activities was $404,686 for the three months ended August 31, 2008 compared to net cash used by operations of $48,273 for the three months ended August 31, 2007, an increase of approximately $350,000. The change is a result of the Company’s focus on research and development, which saw expenses increase by approximately $650,000, offset by a decrease in stock based compensation of approximately $120,000.

Investing activities for the three months ended August 31, 2008 consisted of the purchase of fixed assets for $248,005 (2007- $33,839), cash from the sale of fixed assets for $713,627 ($0-2007) and the use of cash of $0 for other asset acquisitions compared to $4,045,671 for the same period last year, cash used for the acquisition of the assets of NoC.

Financing activities included net proceeds of $1,550,000 (2007-$0) from the issuance of common shares. These amounts are offset by repayments of long term debt $10,989 (2007—$4,057,863), repayment of bank indebtedness of $287,576 (2007-$196,389) and repayment of capital lease obligations of $3,419 (2007-$2,168).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At August 31, 2008, API Electronics had borrowed $20,147 (May 31, 2008—$270,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2009.

The Company’s subsidiary Filtran Limited has a line of credit of approximately $1,000,000 (Cdn$1,000,000). At August 31, 2008, Filtran Limited had borrowed $0 (May 31, 2008—$40,311). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2009.

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

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company records a provision for both excess and obsolete inventory when such write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses. Our inventory balance at August 31, 2008 was $6,688,043.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there is no impairment of long lived assets as of August 31, 2008 or August 31, 2008.

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

As of August 31, 2008, $1,087,536 of patents are included in intangible assets, which $731,621 were acquired in conjunction with the acquisition of assets from NanoOpto Corp.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $108,238, and $108,238 in warranty liability as of August 31 and May 31, 2008, respectively, which has been included in accounts payable and accrued expenses.

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

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 73 percent and 82 percent for 2008 and 2007, respectively, of the Company’s revenue.

Earnings (Loss) per Common Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (Note 11)

Comprehensive Income (Loss)

Other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Statement of Changes in Stockholders’ Equity.

Effects of Recent Accounting Pronouncements

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2—Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until June 1, 2009. We are evaluating the impact, if any, this deferral will have on our non-financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

Off-Balance Sheet Arrangements

During 2009 and 2008, the Company did not use off-balance sheet arrangements.

Shareholders’ Equity

As of August 31, 2008 there were 32,466,640 common shares of API Nanotronics Corp. or equivalents issued and outstanding (not including exchangeable shares), no warrants outstanding and exercisable, and 3,580,183 stock options outstanding at exercise prices ranging from $1.401 to $4.035 with remaining average contractual lives of 5.76 years. Additionally, at August 31, 2008 there were 2,338,517 exchangeable shares issued and outstanding and not held by the Company. Because exchangeable shares are the economic equivalent to shares of the Company’s common stock, the Company had the economic equivalent of 34,805,157 shares of common stock outstanding at that date. This total does not include the 165,177 shares of common stock or exchangeable shares that still could be issued as a result of the Plan of Arrangement for API Electronics Group Corp. common shares that have not been converted into our common stock or exchangeable shares.

On September 19, 2008, API Nanotronics Corp. effected a one-for-fifteen reverse stock split of its common stock.

All the above share numbers reflect the effect of the 10-for-1 conversion ratio for API Electronics Group Corp. common shares in the Plan of Arrangement, the 5-for-1 stock split on the Company’s common stock, which was effective for each stockholder of record at the close of business on November 12, 2007, and the 1-for-15 reverse stock split on the Company’s common stock, which was effective for each stockholder of record at the close of business on September 19, 2008.

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

We wish to caution investors that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

Other (income) loss for the three months ended August 31, 2008 included ($106,985) of foreign exchange gains (2007 – $55,443).

We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We do not engage in hedging transactions to manage our foreign currency risk.

Interest Rate Risk

We believe that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At August 31, 2008, we had long-term debt of $102,862 compared to $113,851 for the year ended May 31, 2008. Substantially all of the debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At August 31, 2008, we had capital leases payable of $21,827 compared to $25,245 for the year ended May 31, 2008. The debt underlying capital lease payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At August 31, 2008, we had a line of credit facilities in place for three of its subsidiaries (API Electronics Inc. $500,000 and Filtran Limited $980,000 ($1,000,000 CDN). The total bank indebtedness at August 31, 2008 was $20,147 compared to $310,458 at May 31, 2008. The line of credit facilities are variable rate debt tied to the prime rates in the US and Canada respectively. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($201) based on the August 31, 2008 bank indebtedness of $20,147.

Marketable Securities and Cash and Cash Equivalents Risk

We periodically hold cash equivalents consisting of investments in money market instruments. At August 31, 2008, the Company held cash equivalent investments of $2,613,420 (2007 – $2,262,115). This helps mitigate the risk of interest rate increases in its lines of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $26,134 based on the August 31, 2008 cash and cash equivalent balance of $2,613,420. The Company held marketable securities of $528,385 as of August 31, 2008, compared to $461,806 at May 31, 2008. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $52,839 based on the August 31, 2008 marketable securities balance of $528,385. A hypothetical 10% decrease in the market price of our marketable equity securities at August 31, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities or a loss of ($52,839).

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)	Changes in Internal Controls over Financial Reporting

During the first three months ended August 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings. Our management is not aware of any legal proceedings contemplated by any governmental authority involving us or our property.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: October 10, 2008	By:	/s/ Claudio Mannarino

Claudio Mannarino Chief Financial Officer and Vice President (Duly Authorized Officer)