Form 10-Q
period 2008-11-30
API Nanotronics Corp.
filed 2009-01-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

32,466,686 shares of common stock with a par value of $0.001 per share at January 8, 2009.

API NANOTRONICS CORP. AND SUBSIDIARIES

Report on 10-Q

Quarter Ended November 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	Nov 30, 2008 (Unaudited)	May 31, 2008
Assets
Current
Cash and cash equivalents	$4,146,795	$2,667,109
Marketable securities, at fair value	127,903	461,806
Accounts receivable, less allowance for doubtful accounts of $46,887 and $69,576 at November 30, 2008 and May 31, 2008 respectively	3,024,917	4,544,860
Inventories, net (note 2)	6,052,419	7,353,596
Deferred income taxes	854,766	790,906
Prepaid expenses and other current assets	315,504	355,044

	14,522,304	16,173,321
Fixed assets, net	7,307,621	10,174,021
Fixed assets held for sale, net	1,406,093	—
Deferred income taxes	502,413	571,109
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,613,635	1,469,939

	$26,482,972	$29,519,296

Liabilities and Shareholders’ Equity
Current
Short-term borrowings	$—	$310,458
Accounts payable and accrued expenses	2,906,634	3,867,449
Deferred income taxes	114,778	39,865
Current portion of long-term debt	89,748	113,851
Current portion of capital leases	1,952	6,539

	3,113,112	4,338,162
Deferred income taxes	1,224,475	1,230,573
Capital leases payable, net of current portion	19,838	18,706

	4,357,425	5,587,441

Shareholders’ equity
Common stock, ($0.001 par value, 1,000,000,000 authorized shares, 32,466,640 and 32,466,224 shares issued and outstanding at November 30, 2008 and May 31, 2008, respectively)	32,467	32,467
Special voting stock ($0.001 par value, 1 share authorized, issued and outstanding at November 30, 2008 and May 31, 2008)	—	—
Additional paid-in capital	34,933,404	34,470,100
Subscription receivable – common stock	—	(1,550,000)
Accumulated deficit	(12,754,347)	(10,017,877)
Accumulated other comprehensive income:
Currency translation adjustment	(188,850)	621,174
Unrealized gain on marketable securities, net of tax	102,873	375,991

Total accumulated other comprehensive income	(85,977)	997,165

	22,125,547	23,931,855

	$26,482,972	$29,519,296

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Six Months Ended		For the Three Months Ended
	Nov 30, 2008 (Unaudited)	Nov 30, 2007 (Unaudited)	Nov 30, 2008 (Unaudited)	Nov 30, 2007 (Unaudited)
Revenue, net	$13,638,822	$14,739,094	$5,727,469	$7,639,452
Cost of revenues	10,303,326	10,723,984	4,677,968	5,617,881
Restructuring charges due to consolidation of operations (note 16)	506,476	—	314,860	—

Gross profit	2,829,020	4,015,110	734,641	2,021,571

Operating expenses
General and administrative	2,877,922	2,844,125	1,492,592	1,459,527
Restructuring charges due to consolidation of operations (note 16)	200,000	—	170,613	—
Research and development	2,027,190	1,244,308	1,091,857	960,039
Selling expenses	1,117,398	1,232,387	445,744	594,604

	6,222,510	5,320,820	3,200,806	3,014,170

Operating loss	(3,393,490)	(1,305,710)	(2,466,165)	(992,599)
Other (income) expenses, net
Interest (income) expense, net	(4,833)	141,636	2,790	97,394
(Gain) loss on foreign currency transactions	(668,227)	90,422	(561,242)	36,979

	(673,060)	232,058	(558,452)	134,373

Loss before income taxes	(2,720,430)	(1,537,768)	(1,907,713)	(1,126,972)
Provision (benefit) for income taxes	16,040	329,071	(57,606)	27,482

Net loss	$(2,736,470)	$(1,866,839)	$(1,850,107)	$(1,154,454)

Loss per share – Basic	$(0.08)	$(0.08)	$(0.05)	$(0.05)

Loss per share – Diluted	$(0.08)	$(0.08)	$(0.05)	$(0.05)

Weighted average shares outstanding
Basic	34,970,334	24,285,088	34,970,334	24,401,103
Diluted	34,970,334	24,285,088	34,970,334	24,401,103

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription Receivable - Common Stock	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2008	32,466,224	$32,467	$34,470,100	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	416	—	—	—	—	—	—
Stock-based compensation expense	—	—	463,304	—	—	—	463,304
Stock subscription received	—	—	—	1,550,000	—	—	1,550,000
Net loss for the period	—	—	—	—	(2,736,470)	—	(2,736,470)
Foreign currency translation adjustment	—	—	—	—	—	(812,721)	(812,721)
Unrealized gain (loss) on marketable securities - net of taxes	—	—	—	—	—	(270,421)	(270,421)

Total comprehensive loss							(3,819,612)

Balance at November 30, 2008	32,466,640	$32,467	$34,933,404	$—	$(12,754,347)	$(85,977)	$22,125,547

•	The number of shares of common stock reflects the 1:15 reverse stock split effective September 19, 2008, which has been applied to earlier periods.

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Six Months Ended Nov 30,
	2008 (Unaudited)	2007 (Unaudited)
Cash flows from operating activities
Net loss	$(2,736,470)	$(1,866,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	388,412	379,883
Write down of fixed assets for sale	200,000	—
Loss on sale of fixed assets	271,518	—
Stock based compensation	463,304	517,442
Deferred income taxes	16,040	384,356
Accounts receivable	1,329,870	173,182
Inventories	1,364,561	(167,996)
Prepaid expenses and other current assets	25,527	181,406
Accounts payable and accrued expenses	(809,618)	470,433

Net cash provided by operating activities	513,144	71,867
Cash flows from investing activities
Purchase of fixed assets	(218,283)	(460,145)
Costs incurred for patents	(222,853)	—
Proceeds from disposal of fixed assets (note 2)	769,742	—
Net proceeds from insurance proceeds	—	134,164
Asset acquisitions	—	(4,045,671)

Net cash provided (used) by investing activities	328,606	(4,371,652)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	1,550,000	1,800,000
Short term borrowings advances (repayments), net	(306,895)	(387,569)
Repayment of obligations – capital lease	(3,456)	(3,532)
Repayment of long-term debt	(24,596)	(243,581)
Net proceeds – long-term debt, related party	—	4,000,000

Net cash provided by financing activities	1,215,053	5,165,318
Effect of exchange rate on cash and cash equivalents	(577,117)	(74,962)

Net increase in cash and cash equivalents	1,479,686	790,571
Cash and cash equivalents, beginning of period	2,667,109	3,277,468

Cash and cash equivalents, end of period	$4,146,795	$4,068,039

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of API Nanotronics Corp. (“API Nanotronics”), API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Systems II Inc., Keytronics, Inc., and API Nanofabrication and Research Corporation, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2009. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of November 30, 2008 and the results of its operations and cash flows for the three-and six-month periods ended November 30, 2008. Results for the three and six months ended November 30, 2008 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2008 included in the Company’s Form 10-K filed with the Commission on August 25, 2008.

The Company manufactures and designs high reliability semiconductor and microelectronics circuits for military, aerospace and commercial applications. The Company, through acquisitions, has expanded its manufacturing and design of electronic components to include filters, transformers, inductors, high-performance microcircuits, custom hybrid microcircuits and custom power supplies for land and amphibious combat systems, mission critical information systems and technologies, shipbuilding and marine systems, and business aviation.

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

On September 19, 2008, API Nanotronics effected a 1-for-15 reverse stock split of its common stock. Since retained earnings were in a deficit position, the stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on September 19, 2008 received one share for every fifteen outstanding shares held on that date. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post split number of shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, bank balances and investments in money market instruments with original maturities of three months or less.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Marketable Securities

The Company’s investments in marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value using a market participant approach, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale are classified in the consolidated balance sheets as current assets.

The cost of each specific security sold is used to compute realized gains or losses on the sale of securities available for sale.

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. At May 31, 2008 and November 30, 2008 inventory reserve for obsolete and slow moving inventory was $2,819,263. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of November 30, 2008, of the $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition, approximately $1,796,000 was placed into service and $770,000 was sold during the six months ended November 30, 2008.

Fixed Assets Held for Sale

Assets held for sale have been reclassified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at $1,406,093 based upon preliminary sales negotiations. The amount reflects a $200,000 impairment charge taken during the six months ended November 30, 2008.

Computer Software Developed or Obtained For Internal Use

All direct internal and external costs incurred in connection with the development stage of software for internal use are capitalized. All other costs associated with internal use software are expensed when incurred. Amounts capitalized are included in fixed assets and are amortized on a straight-line basis over three years beginning with the date when such assets are placed in service.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there was no impairment in goodwill as of November 30, and May 31, 2008, respectively.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents	15-20 years

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there was an impairment of long-lived assets of approximately $200,000 related to the assets available for sale as a result of the restructuring, as of November 30, 2008.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended May 31, 2008, 2007, 2006 and 2005, which remain subject to examination by major tax jurisdictions as of November 30, 2008.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Contract Revenue

Revenue from contracts is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered. At November 30, 2008 and May 31, 2008, the Company had no deferred revenue.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $108,000, in warranty liability as of November 30, 2008 and May 31, 2008, which has been included in accounts payable and accrued expenses.

Research and Development

Research and development expenses are recorded when incurred.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R required that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Security and Exchange Commission (“SEC”) included in Staff Accounting Bulletins (“SAB”) No. 107 and No. 110. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

The Company carries out a portion of transactions in foreign currencies included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in U.S. dollars.

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

Significant estimates made by the Company include a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 71 percent and 73 percent for 2008 and 2007, respectively, of the Company’s revenue. One of these customers represented approximately 15 percent and 18 percent of revenues for the six months ended November 30, 2008 and 2007, respectively. No customers represented over 10 percent of accounts receivable as of November 30, 2008 and May 31, 2008.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (Note 12).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Consolidated Statements of Changes in Shareholders’ Equity.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Change in Presentation of Consolidated Statements of Operations

Certain de minimis items have been reclassified from Business Development Expense to Selling Expenses in the Consolidated Statements of Operations and the prior year data has been changed to conform with this presentation.

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2 — Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until June 1, 2009. The Company is evaluating the impact, if any, this deferral will have on its non-financial assets and liabilities.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements to locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

The purchase price of NoC’s assets was satisfied through the payment of cash in the amount of $3,970,000 (a $30,000 credit was received for a piece of equipment in need of repair). The Company also incurred legal costs and professional fees in connection with the acquisition in the amount of $45,671, giving a total acquisition cost of $4,045,671.

The fair value assigned to tangible assets acquired are as follows:

Fixed assets	$3,314,050
Patents & intellectual property	731,621

Fair value of assets acquired	$4,045,671

The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (see Note 11). The Note has a 61 month term, requires payment of interest only until maturity and bears interest at the rate of 12% per annum. The Note is payable, unless sooner repaid on August 18, 2012. Interest payments are payable on the last day of December and June, beginning December 31, 2007. In the event a default under the Note occurs and is continuing, all amounts due thereunder may be declared immediately due and payable. The loan and interest was repaid during the year ended May 31, 2008.

The Company considered the acquisition of the assets of NoC on July 17, 2007 as an asset acquisition and not as the acquisition of an operating business because: (1) on July 2, 2007 NoC had filled articles of dissolution with the Delaware Secretary of State pursuant to the resolutions of the board of directors of NoC to liquidate the business, (2) at the time of the purchase of the NoC acquisition, NoC’s limited number of employees were engaged in the shutdown of the business and not in the active conduct of the business and NoC had effectively ceased operations, and (3) the Company negotiated the purchase of the assets of NoC from an outside liquidator who had been engaged by the board of directors of NoC to liquidate the saleable assets of NoC.

5. Marketable Securities

Pursuant to the requirements of SFAS 157, the Company has provided fair value disclosure information for relevant assets and liabilities in these consolidated financial statements. The following table summarizes assets which have been accounted for at fair value on a recurring basis as of November 30, 2008:

	Total	Quoted Prices in Active Markets (Level 1)
Marketable equity securities	127,903	127,903

Total	$127,903	$127,903

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

6. Inventories

Inventories consisted of the following as of:

	Nov 30, 2008	May 31, 2008
Raw materials	$4,726,062	$4,891,161
Work in progress	1,702,871	2,110,371
Finished goods	2,442,749	3,171,327
Less: Provision for obsolete and slow moving inventory	(2,819,263)	(2,819,263)

Total	$6,052,419	$7,353,596

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at:

	Nov 30, 2008	May 31, 2008
Accounts payable and accrued expenses	$2,224,682	$3,190,505
Wage and vacation accrual	681,952	676,944

Total	$2,906,634	$3,867,449

8. Shareholders’ Equity

Pursuant to the court-approved Plan of Arrangement API Nanotronics Sub, Inc., formerly known as RVI Sub, Inc., became the sole Stockholder of API, and each holder of API common shares was granted the right to receive for each API common share four shares (50 pre-reverse split) of API Nanotronics Corp. common stock, or if an eligible Canadian shareholder elected, four (50 pre-reverse split) API Nanotronics Sub, Inc. exchangeable shares. Each API Nanotronics Sub, Inc. exchangeable share is exchangeable into one share of API Nanotronics common stock at the option of the holder. All references in the consolidated financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock (other than in the calculation of Stockholder’s Equity) have been restated to reflect the effect of the Plan of Arrangement for all the periods presented. Stockholders’ equity reflects the Plan of Arrangement by reclassifying from “Common stock” to “Additional paid-in capital” an amount equal to the par value of the shares arising from the Plan of Arrangement. Immediately prior to the closing of the Plan of Arrangement, Rubincon had 200,033,360 shares of common stock outstanding.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of November 30, 2008, (i) API Nanotronics had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,517 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on 165,394 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued, but is obligated to issue, 2,503,911 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates.

The API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates are substantially economically equivalent to common stock of API Nanotronics. The November 2007 5-for-1 stock split had no effect on this equivalence of exchangeable shares and common stock because simultaneously with the split of the common stock, a 5-for-1 split of the exchangeable shares was effected on each exchangeable share outstanding.

On November 6, 2006, API Nanotronics amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with the Plan of Arrangement and allows the trustee to have at meetings of stockholders of API Nanotronics the number of votes equal to the number of exchangeable shares not held by API Nanotronics or subsidiaries of API Nanotronics (the trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API Nanotronics stockholders). The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API Nanotronics common stock at any time at the option of the holder. API Nanotronics may force the conversion of API Nanotronics Sub., Inc. exchangeable shares into shares of API Nanotronics common stock on the tenth anniversary of the date of the Plan of Arrangement or sooner upon the happening of certain events.

On October 19, 2007, at the 2007 Annual Meeting of Stockholders of the Company, the Stockholders of the Company approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock, par value $.001, from 200,000,000 to 1,000,000,000.

During the twelve-month period ended May 31, 2008, the Company accepted subscriptions for 10,800,000 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States. The Company received net proceeds of $9,300,000, which includes subscriptions receivables of $1,550,000 collected during the six months ended November 30, 2008.

On November 19, 2007, API Nanotronics Corp. effected a five-for-one stock split of its common stock. Because retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received a stock dividend of four additional shares for each outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post split number of shares.

On September 19, 2008, API Nanotronics Corp. filed a Certificate of Amendment of Certificate of Incorporation which authorized the issuance of 1,000,000,001 shares of stock consisting of 1,000,000,000 shares of common stock with a par value of $0.0001 per share and one share of Special Voting Stock with a par value of $0.01 per share. The Company then effected a one-for-fifteen reverse stock split of its common stock. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post split number of shares.

Warrants

At November 30 and May 31, 2008, there are no warrants outstanding and exercisable.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. Of the 5,000,000 shares authorized under the Equity Incentive Plan, 2,676,667 shares are available for issuance pursuant to options or as stock as of November 30, 2008. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2008, there was $1,046,662 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2008 to 2013.

During the six months ended November 30, 2008 and 2007, $463,304 and $517,442, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

On June 9, 2008, the Company granted stock options to purchase 73,333 shares of common stock to employees at the exercise price of $2.19 per share. Under each Stock Option Agreement, the option vests and becomes exercisable at the rate of one-fourth per year commencing on the first anniversary of the effective date of the grant. The term of such options is ten years. The fair value of the options under the Black-Scholes option pricing model is $128,700.

On June 9, 2008, the Company granted stock options to purchase 33,333 shares of common stock to Crossways Consulting Group Inc. pursuant to a consulting agreement the exercise price of $2.22 per share. The option vests and becomes exercisable at the rate of one-fourth per year commencing on the first anniversary of the effective date of the grant. The term of such options is ten years. The fair value of the options under the Black-Scholes option pricing model is $58,505.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

Nov 30, 2008
Expected volatility	72.1%
Expected dividends	0%
Expected term	4 – 5 years
Risk-free rate	4.0%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2007	2,241,667	$2.376
Exercised	—	$—

Issued	1,265,183	$1.422
Stock Options outstanding – May 31, 2008	3,506,850	$1.470
Issued	106,666	$2.220
Exercised	—	$—

Stock Options outstanding – November 30, 2008	3,613,516	$1.466

Stock Options exercisable – November 30, 2008	1,891,666	$1.413

The weighted average grant price of options granted during the six months ended November 30, 2008 and 2007 was $2.054 and $4.035, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2008	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	3,530,183	$1.425	5.123	$—	1,878,333	$1.395	$—
$3.01 – 6.00	83,333	$4.035	8.175	$—	13,333	$4.035	$—

	3,613,516		5.880	$—	1,891,666		$—

The intrinsic value is calculated at the difference between the market value as of November 30, 2008 and the exercise price of the shares. The market value as of November 30, 2008 was $0.32 (Adjusted for Post reverse split as of September 19, 2008) as reported by the OTC Bulletin Board.

The summary of the status of the Company’s non-vested options for the year ended November 30, 2008 is as follows:

Range of Exercise Price	Number of Outstanding at November 30, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	1,651,850	$1.463	$—
$3.01 – 6.00	70,000	$4.035	$—

	1,721,850		$—

10. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended November 30:

	2008	2007
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$820	$18,638

Cash paid for interest	$5,005	$10,193

11. Related Party Transactions

(a)	Included in general and administrative expenses for the six months ended November 30, 2008 are consulting fees of $40,341 (2007 - $46,116) paid to an individual who is a director and officer of the Company and rent, management fees and office administration fees of $92,061 (2007 - $93,864) paid to a corporation of which two of the directors are also directors of the Company (see Note 13(b)).

(b)	The bank debt of API Electronics Inc. is guaranteed by the President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these consolidated financial statements.

(c)	Included in interest expenses for the six months ended November 30, 2007 are interest charges of $177,534 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). The loan and interest were paid in full by the Company as of May 31, 2008.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Six months ended November 30,		Three months ended November 30,
	2008	2007	2008	2007
Weighted average shares – basic	34,970,344	24,285,088	34,970,334	24,401,103
Effect of dilutive securities	*	*	*	*

Weighted average shares – diluted	34,970,344	24,285,088	34,970,334	24,401,103

Basic EPS and diluted EPS for the six months ended November 30, 2008 and 2007 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the six months ended November 30, 2008 of 4,096,787, of which only 2,505,827 shares have been exchanged as of November 30, 2008.

*	All outstanding options aggregating 3,613,517 incremental shares, have been excluded from the November 30, 2008 (2,258,334 incremental shares from the November 30, 2007) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2008 and 2007.

13. Commitments

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2008.

2009	$207,092
2010	376,157
2011	292,718
2012	301,679
2013	101,555
Thereafter	—

Total	$1,279,201

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $498,269, and $397,843 for the six months ended November 30, 2008 and 2007, respectively.

(b)	On January 1, 2005, API entered into a renewal of an oral agreement for management services with Can-Med Technology, doing business as Green Diamond Corp. Under the terms of the agreement, Green Diamond Corp. provides office space, office equipment and supplies, telecommunications, personnel and management services. These obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement. Included in general and administrative expenses for the six months ended November 30, 2008 are $40,341 (2007 - $46,116) (see Note 11(a)).

(c)

On February 14, 2007, the Company entered into an employment agreement (the “CTO Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the CTO Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the CTO Agreement, for termination without cause, the Corporation shall have the right to terminate employment on 30 days written notice. In such case that employment has been terminated prior to the second anniversary of the effective date of the CTO Agreement, the Corporation shall provide the Chief Technology Officer with

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the CTO Agreement. Upon any termination without cause, the Chief Technology Officer shall also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

(d)	On March 3, 2008, the Company entered into an employment agreement (the “CEO Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation, Stephen Pudles. The employment commenced on April 21, 2008. Under the terms of the CEO Agreement, the Chief Executive Officer of the Corporation is entitled to an annual base salary of $265,000, payment of relocation expenses of up to $100,000, various other benefits and an annual bonus. The annual bonus is based on achievement of annual EBITDA targets and other performance targets, as determined by the Board of Directors in consultation with Mr. Pudles. If the Company achieves 100% of the bonus targets, the annual bonus will equal 50% of Mr. Pudles base salary, and if the Company achieves in excess of 100% of the targets, the Board will determine what adjustments, if any, will be made to the annual bonus. Under the employment agreement, either party may terminate the agreement for any reason, provided Mr. Pudles must provide at least 60 days advance notice of resignation. However, if the agreement is terminated by the Company without cause, Mr. Pudles is entitled to receive six months of continuing salary if such termination occurs during the first year of employment; twelve months of continuing salary if such termination occurs after the first year of employment, but on or before the fourth anniversary date of his employment; and eighteen months of continuing salary if such termination occurs after the fourth year of his employment. If Mr. Pudles terminates his employment due to death or disability, he is entitled to three months of continuing salary.

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Company’s 2006 Equity Incentive Plan. The CEO Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 749,110 shares of the Company’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 499,407 shares of the Company’s common stock (the “Performance Shares). The per-share exercise price for such stock options will be the fair market value of a share of the Company’s common stock on the date of grant. The stock options with respect to the Time Based Shares will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Company. The stock options with respect to the Performance Shares will commence vesting in equal installments annually over a three-year period tied to the fiscal year end of the Company’s 2009, 2010 and 2011 fiscal years upon the Company achieving various performance goals.

14. Income Taxes

The Company has identified several tax jurisdictions since it has operations in the Canada and the United States tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15. 401(k) Plan

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match 50% of employee contributions up to a maximum of 3% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the six months ended November 30, 2008 and 2007, the Company incurred $93,865, and $85,704 respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

16. Restructuring Charges Related to Consolidation of Operations

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification. In conjunction with the consolidation of Pace Technologies, Filtran Group and Keytronics Inc. into existing facilities, the Company accrued for restructuring costs.

The first six months of fiscal year 2009 restructuring actions included charges of approximately $178,338 related to workforce reductions, primarily related to severance costs due to the reduction of approximately 60 employees. The Company incurred approximately $57,000 in charges related to property and equipment disposed of or removed from service and other charges related to the closure of Filtran Inc., Pace Technologies and Keytronics Inc., including lease commitments for facilities no longer in service. During the six months ended November 30, 2008, the Company has realized a loss on disposal of approximately $271,000 on machinery and equipment related to the closure of Pace Technologies and impairment charges of $200,000 on buildings available for sale in Ogdensburg and Endicott, NY. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2008.

The Company’s consolidating efforts in order to enhance operational efficiency continues, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. As of November 30, 2008 the facility is effectively closed and available for sale.

During the six months ended November 30, 2008, the Company consolidated the Pace operations from Florida with National Hybrid at Ronkonkoma, NY. Operations at Largo, FL have ceased and the final rent payment will be made in March 2009.

The Company completed consolidating the manufacturing of the Endicott, NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Endicott, NY facility is effectively closed and available for sale. The Company also anticipates, in connection with such consolidation, reducing its employee force by another forty to fifty people over the next several quarters of its 2009 fiscal year.

The Company engaged an auction company to sell excess machinery and equipment assets that were not in use. The Company received approximately $770,000 from the sale of these assets. The majority of these assets were acquired in conjunction with the National Hybrid Group acquisition on January 25, 2007.

As of November 30, 2008, the following table represents the details of restructuring charges:

Workshare Reducting Cost
Balance, May 31, 2008	$—
Restructuring charges	502,756
Cash payments	3,720
Write-offs	200,000

Balance, November 30, 2008	$706,476

17. Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). “SFAS No. 131” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two reportable segments, which are distinguished by geographic location in Canada and the United States. Within the US reporting segment, the Company has aggregated two operating segments. These segments have been aggregated as they share similar economic characteristics including similar product lines and shared manufacturing processes and equipment. Both segments design and manufacture electronic components. Inter-segment sales are presented at their market value for disclosure purposes.

Six months ended November 30, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$4,519,424	$9,119,398	$—	$—	$13,638,822
Inter-segment sales	2,706	40,459		(43,165)	—

Total revenue	4,522,130	9,159,857	—	(43,165)	13,638,822

Income before expenses below:	150,668	(2,631,849)	—	—	(2,481,181)
Corporate head office expenses	—	—	523,897	—	523,897
Depreciation and amortization	36,700	350,623	1,089	—	388,412
Other expense (income)	(125,262)	—	(547,798)	—	(673,060)
Income tax expense (benefit)	—	(57,606)	73,646	—	16,040

Net income (loss)	$239,230	$(2,924,866)	$(50,834)	$—	$(2,736,470)

Segment assets	$4,160,413	$18,081,583	$4,294,976	$—	$26,482,972
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$11,147	$425,272	$4,717	$—	$441,136

Six months ended November 30, 2007	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$4,357,630	$10,381,464	$—	$—	$14,739,094
Inter-segment sales	4,951	109,904		(114,855)	—

Total revenue	4,362,581	10,491,368	—	(114,855)	14,739,094

Income before expenses below:	356,350	(819,261)	—	—	(462,911)
Corporate head office expenses	—	—	462,916	—	462,916
Depreciation and amortization	45,914	331,532	2,437	—	379,883
Other expense (income)	106,593	—	125,465	—	232,058
Income tax expense (benefit)	1,850	(42,779)	370,000	—	329,071

Net income (loss)	$201,993	$(1,108,014)	$(960,818)	$—	$(1,866,839)

Segment assets	$5,014,561	$23,358,964	$3,015,248	$—	$31,388,773
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$69,777	$390,368	$—	$—	$460,145
Asset acquisition	$—	$4,045,671	$—	$—	$4,045,671

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Nanotronics Corp.

The Company is engaged in providing design, engineering and manufacturing solutions to customers. The Company is also a manufacturer of electronic components and systems for the defense, aerospace and communications industries with a developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

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

In addition to providing niche specialty products, the Company possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The Company seeks to extend its existing customer relationships by offering state-of-the-art nanotechnology products and services.

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

•

API Electronics, Inc. of Hauppauge, NY is a leading designer and manufacturer of power transistors, small signal transistors, tuning diodes, hybrid circuits, resistor/capacitor networks, diodes, and other critical elements with precisely defined functional capabilities for advanced military, industrial, commercial, automotive and medical applications. API Electronics is a leading supplier of defense electronic components to the U.S. Department of Defense and its subcontractors, as well as having a strong commercial user base. In March 2004, API Electronics purchased certain assets of Islip Transformer & Metal Co. Inc., a private company that supplies critical systems and components to the U.S. Department of Defense. In August 2005, API Electronics purchased certain assets of Sensonics, Inc. a private company that supplies components to the U.S. Department of Defense. These acquisitions further augmented the Company’s capacity to produce in-demand components and systems for both government and corporate clients.

•

The Filtran Group (“Filtran Group”) comprised of Filtran Inc. and Filtran Limited of Nepean, Ontario, Canada, is a leading global supplier of superior quality electronic components to major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation. In business since 1969, Filtran Group is ISO 9001:2000 registered and offers off-the-shelf and custom designed products and regularly ships components to clients in more than 34 countries. The Company acquired Filtran Group in May 2002. The acquisition broadened the Company’s product offerings for current and potential customers, as well as providing synergies in the areas of engineering and technological capabilities.

•

TM Systems II Inc. of Ronkonkoma, NY (“TM Systems”), in business for over 30 years, supplies the defense sector with naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment. The Company acquired TM Systems in February 2003, thereby expanding the Company’s core-military and defense-related electronics business.

•

Keytronics Inc. (“Keytronics”), in business since 1971, is a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics.

•

NanoOpto Corporation (“API NRC”), established in July 2007, possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The facility located in Somerset, NJ leased in connection with this acquisition, will be the used to facilitate next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

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

API is optimistic about market growth from various U.S. Department of Defense (“DoD”) agencies, including the US Army Communications and Electronics Command (CECOM) and the Tank Automotive Command (TACOM) as part of the continuing increases in DoD military budgetary spending. Additionally, subcontract work continues with a major U.S. defense contractor, supplying radar threat indication subsystems utilized in many military helicopter programs. API has also continued to add to its DoD Qualified Manufacturer List (QML) product line of MIL-PRF-19500 qualified power transistor semiconductors, which are utilized on many U.S Armed Forces legacy weapons programs. API has also recently begun shipments on a newly designed programmable hybrid timing circuit used by many military and aerospace relay manufacturers. The new design will provide both a cost savings for the customer and a more profitable build for API due to the improved design, manufacturing efficiencies and material costs.

Filtran Group’s main market is military subcontractors with a strong demand for filters, power supplies, transformers and inductors. Filtran Group is pursuing growth strategies with additional sales persons in the United States and a nationwide sales representative network. Filtran Group has focused on increasing their power supply capabilities by hiring a power supply project manager and purchasing additional power supply equipment and software to aid in the design and development of state of the art power supplies for the aerospace, satellite military and hirel commercial custom power supplies.

TM Systems’ customer base consists primarily of various U.S. government departments, including the U.S. Navy, as well as numerous domestic and foreign corporations. The U.S. government has approved significant funds for ongoing defense and homeland security. TM Systems believes that new domestic orders should increase as a result of this development. Furthermore, foreign country demand may also increase in response to global terror concerns. TM Systems’ Stabilized Glide Slope Indicator (SGSI) is an electro-hydraulic-optical landing system and is designed for use on air capable and amphibious assault ships. Increasing operational readiness will require the Navy to be independent of land-based command centers. Furthermore, political conflicts have led to a reduction of land-bases available in certain foreign countries.

Keytronics continues to supply the major military OEM’s and various DoD agencies with products including a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters, and numerous special purpose electronic assemblies including capacitor modules and medical electronics.

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

The Company is continuing its consolidating efforts of reducing its design and manufacturing centers to three facilities from seven, in order to enhance operational efficiency, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. As of September 30, 2008 the facility was effectively closed and the Company has retained a realtor to handle the sale of the building. During the six months ended November 30, 2008, the Company consolidated the Pace operations from Florida with National Hybrid at Ronkonkoma, NY. Operations at Largo, FL have ceased and the facility is closed. As of November 30, 2008 the Company consolidated the manufacturing of the Endicott, NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Company hired a realtor to sell the building. During the six months ended November 30, 2008, the Company incurred restructuring charges totaling $706,476.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, 1553 data bus products, power controllers, transformers, inductors, filters and mission critical systems. The principal markets for these products are the government and military, commercial equipment, and other replacement parts. The Company’s customers are located primarily in the U.S., Canada and the United Kingdom, but also sell products to customers located throughout the world.

Semiconductor Revenues

The Company currently serves a broad group of customers with the following category of semiconductor products: Varactor tuning diodes, specialty suppressor diodes for the relay market, 1553 data bus products, power controllers, custom microelectronic hybrid circuits, small-signal transistors, silicon rectifiers, zener diodes, high-voltage diodes and resistor/capacitor networks. These products facilitate the power supply in end products such as missiles, the space shuttle, F-15 and F-16 fighter planes and B-1 bombers.

Magnetic & Power Supply Revenues

Revenues are derived from the manufacturing of electronic transformers, inductors, filters and power supplies. The main demand today for these products comes from the military, aerospace, telecom, audio, video, voice, voice/data and transportation OEM’s.

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

Cost of Revenues

Cost of Goods Sold primarily consists of costs that were incurred to design, manufacturer, test and ship the product. These costs include:

•	The cost of raw materials, including freight, direct labor and tooling required to design and build the parts,

•	The cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer,

•	The cost of shipping and handling the products shipped to the customer,

•	Provision for obsolete and slow moving inventory, and

•	Restructuring charges related to the consolidation of operations.

Operating Expenses

Operating Expenses consist of selling, general, administrative expenses, research and development and restructuring charges.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel,

•	Compensation related to stock-based awards to employees and directors,

•	Professional services, for accounting, legal, tax, information technology and public relations fees,

•	Rent and related expenses,

•	Restructuring charges related to the consolidation of operations, and

•	Research and development expenses related to the development of next generation nanotechnology based technology and expenses related to developing next generation product through all product lines.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities,

•	Interest expense on notes payable, operating loans and capital leases,

•	Gain or losses on disposal of property and equipment, and

•	Gain or loss on foreign currency transactions.

Backlog

Management uses a number of data to measure the growth of the business. A key measure for growth is sales backlog figures:

	As of November 30,
	2008	2007
Backlog by Segment Company
National Hybrid Group	$7,311,503	$5,533,123
API Electronics	1,639,650	1,869,562
Filtran Group	2,621,535	5,953,446
TM Systems	2,284,856	3,217,157
Keytronics	599,299	548,993
API NRC	86,950	16,250

Overall	$14,543,793	$17,138,531

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. Filtran Group’s backlog figures were impacted by the re-pricing of product on a major customer account and, to a lesser degree, the effect of the US/Canadian exchange rate. TM Systems backlog is inconsistent due to the nature of their product lines, which includes the design, manufacturing and assembly of long lead items in excess of 6-12 months. The Company has very little insight on the timing of new contract releases and, as such, the backlog can rise or decrease significantly based on timing.

Asset Acquisition of API Nanofabrication

On July 17, 2007, API NRC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets (the “Purchase”), including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components. The Purchase was completed on July 19, 2007.

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

Results of Operations for the Six Months ended November 30, 2008 and 2007

The following discussion of results of operations is a comparison of the Company’s six-month periods ended November 30, 2008 and November 30, 2007.

Operating Revenue

	Six months ended November 30,
	2008	2007	% Change
Sales by Subsidiary
National Hybrid Group	$5,227,204	$5,455,859	-4.2%
API Electronics	2,011,266	2,042,285	-1.5%
Filtran Group	4,519,424	5,371,458	-15.9%
TM Systems	751,516	954,357	-21.3%
Keytronics	959,727	897,556	+6.9%
API NRC	169,685	17,579	+865.3%

	$13,638,822	$14,739,094	-7.5%

The Company recorded a 7.5% decrease in revenues for the six months ended November 30, 2008 over the same period in 2007. The decrease is largely attributed to the Filtran Group having to significantly reduce selling prices to a major customer for products that will be manufactured overseas over the next several quarters. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

National Hybrid Group revenues of $5,227,204 represent a 4.2% decrease for the six months ended November 30, 2008, compared to the same period last year. The decrease was a result of a customer delay on approval of next generation chips, which NHI anticipates being approved during the next fiscal quarter.

API Electronics sales revenues decreased by 1.5% in the six months ended November 30, 2008 over the same period in 2007. The decrease is attributed primarily to some customer credit issues that delayed shipments at the end of the second quarter.

Filtran Group’s sales revenue decreased by 15.9% for the six months ended November 30, 2008, over the corresponding period in 2007. The decrease is primarily a result of having to reduce unit selling prices for a major customer on a majority of their contracts. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

TM Systems recorded a decrease of approximately $200,000 in revenues for the six months ended November 30, 2008, compared to the same period in 2007.

Keytronics revenues increased by 6.9% for the six months ended November 30, 2008 compared to the six months ended November 30, 2007.

API NRC increased revenues to $169,685 as it continues to grow product offering since it started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007.

Geographical Information

	Six months ended November 30,
	2008		2007
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$10,158,482	$9,679,267	$12,110,920	$9,896,011
Canada	661,758	1,778,988	670,593	2,250,811
United Kingdom	2,324,404	—	847,026	—
All Other	494,178	—	1,110,555	—

	$13,638,822	$11,458,255	$14,739,094	$12,146,822

The DoD and its subcontractors account for a significant amount of the Company’s sales revenue as follows:

	Six months ended November 30,
	2008	2007
Revenue
U.S. Department of Defense	9%	11%
U.S. Department of Defense subcontractors	62%	62%

Operating Expenses

Cost of Revenue and Gross Profit

	Six months ended November 30,
	2008	2007	% Change
Gross Profit by Segment Company
National Hybrid Group	26.1%	31.7%	-5.6%
API Electronics	23.1%	31.4%	-8.3%
Filtran Group	11.8%	21.0%	-9.2%
TM Systems	25.7%	35.8%	-10.1%
Keytronics	13.9%	16.8%	-2.9%
API NRC	79.8%	-3.1%	82.9%
Overall	20.7%	27.2%	-6.5%

Gross profit varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. The Company’s overall gross profit was 20.7% for the six months ended November 30, 2008, a decrease of 6.5% from the six months ended November 30, 2007. The decrease is attributed to several factors. First, the Company took a restructuring charge of $506,476 during the first six months of 2008 related to the Company’s initiative to consolidate operations into three manufacturing facilities from seven. Second, overall revenues decreased by 7.5% for the six months ended November 30, 2008 compared to the six months ended November 30, 2007. Third, the Filtran Group started to move product lines that were primarily manufactured in North America to China. The initial shift in manufacturing will see pressure on the Filtran Group’s gross margins until the Chinese partners can produce significant product runs. When this shift is finalized, the Filtran Group expects margins to return to at least previous year’s levels.

The major components of cost of revenues for the six months ended November 30 are as follows:

	2008	% of sales	2007	% of sales
Materials used	$3,854,927	28.3%	$3,701,323	25.1%
Manufacturing labor	$2,408,386	17.7%	$2,468,951	16.8%
Manufacturing overhead	$4,040,013	29.6%	$4,553,710	30.9%

Cost of Revenues	$10,303,326	75.6%	$10,723,984	72.8%

As a percentage of sales, for the six months ended November 30, 2008 materials and labor increased by 3.2% and 0.9%, respectively, compared to the six months ended November 30, 2008, while manufacturing overhead decreased by 1.3%.

Selling Expenses

Selling expenses decreased to $1,117,398 for the six months ended November 30, 2008 from $1,232,387 for the six months ended November 30, 2007. As a percentage of sales, selling expenses were 8.2% for the year, compared to 8.4% for the six months ended November 30, 2007.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2008	% of sales	2007	% of sales
Payroll Expense – Sales	$371,243	2.7%	$437,340	3.0%
Commissions Expense	$368,563	2.7%	$397,988	2.7%

General and Administrative Expenses

General and administrative expenses increased marginally to $2,877,922 for the six months ended November 30, 2008 from $2,844,125 for the six months ended November 30, 2007.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2008	2007	$ Change
Officer Salary	$831,888	$716,793	$115,095
Professional Services	$463,843	$603,871	$(140,028)
Accounting and Administration	$671,969	$526,113	$145,856

Officer salaries expense increased to $831,888 for the six months ended November 30, 2008 from $716,793 for the six months ended November 30, 2007, an increase of $115,095. The increase is primarily attributed to the compensation related to the hiring of the Company’s CEO in April 2008.

Professional services include legal, accounting, audit and taxation services. These expenses decreased for the six months ended November 30, 2008 to $463,843 from $603,871 in 2007. The decrease is primarily a result of decreased audit and legal expenses.

Accounting and administrative salaries increased from $526,113 for the six months ended November 30, 2007 to $671,969 for the six months ended November 30, 2008, an increase of $145,856. The increase is a result of two additional accounting personnel and approximately $65,000 in reclassification of salaries related to administrative departments.

Research and Development Expenses

Research and development increased to $2,027,190 for the six months ended November 30, 2008 from $1,244,308, for the six months ended November 30, 2007. The increase is centered around API NRC, which started operations July 17, 2007. API NRC’s Somerset, NJ facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. Management believes these capabilities will expand the Company’s abilities to better serve its current customers, to develop new electronic products and will open possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased by approximately $84,000 at National Hybrid Group as it continued to develop next generation products for its entire product line including the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company expects to maintain current levels of research and development investment in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and generating new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the six months ended November 30, 2008 of $3,393,490 compared to a loss of $1,305,710 for the six months ended November 30, 2007. The increase of $2,087,780 in operating loss is attributed to the decrease in revenues by 7.5% combined with an increase in research and development expenses of approximately $783,000 compared to the same period in 2007 and restructuring charges of approximately $706,000, compared to nil for the same period last year. The focus on research and development is central to the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Somerset, NJ under the oversight of top nanotechnology scientist and engineers. The restructuring charges are related to the Company’s initiative to consolidate operations into three facilities from seven.

Other (Income) And Expense

Total other income for the six months ended November 30, 2008 amounted to $673,060, compared to other expenses of $232,058 for the six months ended November 30, 2007.

The increase is largely attributable to a decrease in interest expense of approximately $150,000, compared to the same period in 2007, and to a foreign currency translation gain of $668,227 for the six months ended November 30, 2008 versus a loss of $90,422 for the six months ended November 30, 2007.

Income Taxes

Income taxes amounted to an expense $16,040 for the six months ended November 30, 2008, compared to a income tax expense of $329,071 for the six months ended November 30, 2007. The provision for income taxes differs from the statutory rate applied to the loss before income tax expense due to the increase in deferred tax valuation allowance.

The Company and its subsidiaries have net operating loss carryforwards of approximately $1,300,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000 and $1,230,000 in 2010, 2012 and 2028, respectively.

Net Income (Loss)

The Company incurred a net loss for the six months ended November 30, 2008 of $2,736,470, compared to a net loss of $1,866,839 for the six months ended November 30, 2007. The increase in net loss compared to the same period in 2007 is attributed to an increase in research and development expenses of approximately $783,000 and restructuring charges of approximately $506,000, offset by an increase in other income of approximately $806,000.

Results of Operations for the Three Months Ended November 30, 2008 and 2007

The following discussion of results of operations is a comparison of the Company’s three-month period ended November 30, 2008 and November 30, 2007.

Operating Revenue

	Three months ended November 30,
	2008	2007	% Change
Sales by Subsidiary
National Hybrid Group	$2,191,056	$2,597,115	-15.6%
API Electronics	694,206	1,078,281	-35.6%
Filtran Group	1,850,084	2,833,021	-34.7%
TM Systems	361,224	640,326	-43.6%
Keytronics	534,824	473,130	13.0%
API NRC	96,075	17,579	446.5%

	$5,727,469	$7,639,452	-25.0%

The Company recorded a 25.0% decrease in revenues for the three months ended November 30, 2008 over the same period in 2007. The decrease is largely attributed to the Filtran Group having to significantly reduce selling prices to a major customer for products that will be manufactured overseas over the next several quarters. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

National Hybrid Group recorded a 15.6% decrease in revenues to $2,191,056 for the three months ended November 30, 2008, compared to the same period last year. The decrease was a result of a customer delay on approval of next generation chips, which the Company anticipates approval of over the next several months.

API Electronics sales revenues decreased by 35.6% in the three months ended November 30, 2008 over the same period in 2007. The decrease is attributed primarily to some customer credit issues that delayed shipments at the end of the 2009 second quarter.

Filtran Group’s sales revenue decreased by 34.7% for the three months ended November 30, 2008 over the corresponding period in 2007. The decrease is a result of having to reduce unit selling prices for a major customer on a majority of their contracts. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

TM Systems recorded a decrease of approximately $280,000 in revenues for the three months ended November 30, 2008, compared to the same period in 2007. The decrease is attributed to the timing of two long-term contracts that will be billed and revenues recognized over the next twelve months.

Keytronics revenues increased by 13.0% for the three months ended November 30, 2008, compared to the three months ended November 30, 2007.

API NRC increased revenues to $96,075 for the three months ended November 30, 2008, compared to $17,579 for the three months ended November 30, 2007, as it continues to grow product offering since it started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended November 30,
	2008	2007	2008 vs. 2007 % Change
Gross Profit by Segment Company
National Hybrid Group	16.3%	27.8%	-11.5%
API Electronics	-4.5%	31.8%	-36.3%
Filtran Group	5.9%	20.5%	-14.6%
TM Systems	16.6%	39.8%	-23.2%
Keytronics	32.4%	22.8%	9.6%
API NRC	81.4%	16.7%	64.7%
Overall	13.3%	26.5%	-13.2%

The Company’s overall gross profit was 13.3% for the three months ended November 30, 2008, a decrease of 13.2% from the three months ended November 30, 2007. The decrease is attributed largely to two factors. First, the Company took a restructuring charge during the quarter of $314,860 related to the Company’s initiative to consolidate operations into three manufacturing facilities from seven. Second, the Filtran Group started to move product lines that were primarily manufactured in North America to China. The initial shift in manufacturing will see pressure on the Filtran Group’s gross margins until the Chinese partners can produce significant product runs. When this shift is finalized, the Filtran Group expects margins to return to at least previous year’s levels.

The major components of cost of revenues for the three months ended November 30 are as follows:

	2008	% of sales	2007	% of sales
Materials used	$1,722,730	30.1%	$2,048,757	26.8%
Manufacturing labor	1,136,536	19.8%	1,329,770	17.4%
Manufacturing overhead	1,818,702	31.8%	2,239,354	29.3%

Cost of Revenues	$4,677,968	81.7%	$5,617,881	73.5%

As a percentage of sales, for the three months ended November 30, 2008 materials and labor increased by 3.3% and 2.4%, respectively, compared to the three months ended November 30, 2007. Manufacturing overhead increased by 2.5%.

Selling Expenses

Selling expenses for the three months ended November 30, 2008 were $445,744, compared to $594,604 for the three months ended November 30, 2007. The major components of selling expenses are as follows:

	Three months ended November 30,
	2008	% of sales	2007	% of sales
Payroll Expense – Sales	$205,814	3.6%	$202,635	2.7%
Commissions Expense	$152,400	2.7%	$216,649	2.8%

The decrease in selling expenses for the three months ended November 30, 2008 is mainly attributed to a reduction in payroll and commission expenses as a result of reduced revenues compared to the three months ended November 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2008 were $1,492,592, compared to $1,459,527 for the three months ended November 30, 2007.

The major components of general and administrative expenses are as follows:

	Three months ended November 30,
	2008	2007	$ Change
Officer Compensation	$438,952	$264,791	$174,161
Professional Services	$309,980	$484,255	$(174,275)
Accounting and Administration	$336,823	$311,315	$25,508

Officer compensation increased by $174,161 for the three months ended November 30, 2008, compared to the three months ended November 30, 2007 due to a increase in stock-based compensation expense of approximately $70,000 and an increase in officer compensation of approximately $105,000.

Professional services include legal, accounting, audit and taxation services. These expenses decreased for the three months ended November 30, 2008 to $309,980 from $484,255 for the three months ended November 30, 2007, a decrease of $174,275. The decrease is largely a result of decreased audit and legal fees pertaining to public filings.

Office salaries increased to $336,823 for the three months ended November 30, 2008 from $311,315, a small increase of $25,508.

Research and Development Expenses

Research and development increased to $1,091,857 for the three months ended November 30, 2008 from $960,039, for the three months ended November 30, 2007. The increase is centered around the creation of API NRC, which Somerset, NJ facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span the full gamut of silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company’s abilities to better serve its current customers and to develop new electronic products. It also opens possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased due to National Hybrid Group’s continuous and significant investment in research and development to design and produce next generation products for their entire product line including the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company is committed to increasing research and development investment on a going-forward basis in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and creating new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the three months ended November 30, 2008 of $2,466,165, compared to operating loss of $992,599 for the three months ended November 30, 2007. The increase in operating loss is attributed to the inclusion of restructuring charges of approximately $515,000 related to the Company’s plan to reduce operating facilities into three from seven. Additionally, the Filtran Group’s gross margins were reduced by the reduction in unit selling price for a majority of products for a major customer and as a result of an overall decrease of approximately $1,900,000 in revenues for the three months ended November 30, 2008, compared to the three months ended November 30, 2007.

Other (Income) And Expense

Other income was $558,452 for the three months ended November 30, 2008, compared to other expenses of $134,373 for the three months ended November 30, 2007.

The increase is largely attributable to a decrease in interest expense of approximately $100,000, compared to the same period in 2007 and a foreign currency translation gain of $561,242 for the three months ended November 30, 2008, versus a loss of $36,979 for the three months ended November 30, 2007.

Income Taxes

Income taxes amounted to a benefit of $57,606 for the three months ended November 30, 2008, compared to a income tax expense of $27,482 for the three months ended November 30, 2007.

The Company and its subsidiaries have net operating loss carryforwards of approximately $1,300,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000 and $1,230,000 in 2010, 2012 and 2028, respectively.

Net Income (Loss)

The Company incurred a net loss of $1,850,107 for the three months ended November 30, 2008, compared to a net loss of $1,154,454 for the three months ended November 30, 2007. The increase in net loss compared to the same period in 2008 is attributed to an increase in research and development expenses of approximately $132,000 and restructuring charges of approximately $515,000 related to the Company’s initiative to consolidate operations into three manufacturing facilities from seven.

Liquidity and Capital Resources

The Six Months Ended November 30, 2008 compared to the Year Ended May 31, 2008

Liquidity

At November 30, 2008, the Company held cash of $4,146,795, compared to $2,667,109 at May 31, 2008, an increase of approximately $1,500,000. The increase is a result of cash generated from operations of approximately $500,000, investing activities from the proceeds of the sale of fixed assets of approximately $770,000 and net financing activities of approximately $1,200,000, offset by foreign exchange losses on cash and cash equivalents of $577,000.

At November 30, 2008, the Company’s working capital was sufficient to meet the Company’s current requirements.

Net inventory decreased 17.7% from $7,353,596 at May 31, 2008 to $6,052,419 at November 30, 2008.

Accounts receivable decreased 33.4% from $4,544,860 at May 31, 2008 to $3,024,917 at November 30, 2008 due to a decrease in revenues during the second quarter. Accounts payable decreased by approximately $960,000 to $2,906,634 at November 30, 2008 from $3,867,449 at May 31, 2008.

Bank indebtedness decreased to nil from $310,458 at May 31, 2008. The decrease in bank indebtedness is related to the Filtran Group and API Electronics Inc. paying down their line of credit due to increases in cash from operations.

Long-term debt (current and long-term portion) decreased from $113,851 at May 31, 2008 to $89,748 at November 30, 2008 due to payment on a note payable related to the acquisition of the assets of Sensonics in 2005.

Total assets decreased to $26,482,972 at November 30, 2008 from $29,519,296 at May 31, 2008. The decrease is attributed to the operating loss during the six months ended November 30, 2008.

Operating, Investing and Financing Activities

Cash provided by operating activities was $513,144 for the six months ended November 30, 2008, compared to net cash provided by operations of $71,867 for the six months ended November 30, 2007, an increase of approximately $440,000.

Investing activities for the six months ended November 30, 2008 consisted of fixed asset purchases and costs incurred for patents totaling $441,136 (2007- $460,145), cash from the sale of fixed assets for $769,742 (nil-2007) and no use of cash for other asset acquisitions, compared to $4,045,671 for the same period last year, cash used for the acquisition of the assets of NoC.

Financing activities included net proceeds of $1,550,000 (2007-$1,800,000) from the issuance of common shares. These amounts are offset by repayments of long-term debt $24,596 (2007-$243,581), repayment of bank indebtedness of $306,895 (2007-$387,569) and repayment of capital lease obligations of $3,456 (2007-$3,532).

Capital Resources

The Company’s subsidiary API Electronics has a working capital line of credit of $500,000. At November 30, 2008, API Electronics had not borrowed (May 31, 2008—$270,147) against this line. The credit is secured by all of its assets pursuant to a general security agreement and is guaranteed by the Chief Operating Officer of the Company. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line is subject to annual renewal on April 14, 2009.

The Company’s subsidiary Filtran Limited has a line of credit of approximately $800,000 (Cdn $1,000,000). At November 30, 2008, Filtran Limited had borrowed nil (May 31, 2008—$40,311). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2009.

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

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics, together with its wholly-owned subsidiaries, API Electronics Group Corp., API Nanotronics Sub, API Electronics, TM Systems, the Filtran Group, Keytronics, the National Hybrid Group and API Nanofabrication and Research Company. All significant inter-company transactions and balances are eliminated in consolidation.

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company records a provision for both excess and obsolete inventory when such write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses. The Company’s inventory balance at November 30, 2008 was $6,052,419.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there was an impairment of long-lived assets of approximately $200,000 related to the assets available for sale as a result of the restructuring, as of November 30, 2008.

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

Goodwill is subject to an impairment test on at least an annual basis or upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The entire balance of the Company’s goodwill is contained in the Filtran reporting unit. Management has determined there is no impairment in goodwill as of November 30, 2008 and May 31, 2008.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight-line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years

As of November 30, 2008, $1,185,152 of patents are included in intangible assets, of which $731,621 were acquired in conjunction with the acquisition of assets from NanoOpto Corp.

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

Non-Contract Revenue

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped and risk of loss and ownership has transferred to the client.

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered (see Contract Revenue and Non-Contract Revenue above).

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued $108,238 in warranty liability as of November 30 and May 31, 2008, which has been included in accounts payable and accrued expenses.

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

The DoD (directly and through subcontractors) accounts for approximately 71 percent and 73 percent for 2008 and 2007, respectively, of the Company’s revenue.

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

Other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Consolidated Statements of Changes in Stockholders’ Equity.

Effects of Recent Accounting Pronouncements

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2—Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until June 1, 2009. Management is evaluating the impact, if any, this deferral will have on the Company’s non-financial assets and liabilities.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

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

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (“SFAS 141R”), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. The Company is currently evaluating the potential impact of this pronouncement.

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

Shareholders’ Equity

As of November 30, 2008, there were 32,466,640 common shares of API Nanotronics Corp. or equivalents issued and outstanding (not including exchangeable shares), no warrants outstanding and exercisable, and 3,613,517 stock options outstanding at exercise prices ranging from $1.38 to $6.00 with remaining average contractual lives of 5.88 years. Additionally, at November 30, 2008, there were 2,338,517 exchangeable shares issued and outstanding and not held by the Company. Because exchangeable shares are the economic equivalent to shares of the Company’s common stock, the Company had the economic equivalent of 34,805,157 shares of common stock outstanding at that date. This total does not include the 165,177 shares of common stock or exchangeable shares that still could be issued as a result of the Plan of Arrangement for API Electronics Group Corp. common shares that have not been converted into our common stock or exchangeable shares.

On September 19, 2008, API Nanotronics Corp. effected a one-for-fifteen reverse stock split of its common stock.

All the above share numbers reflect the effect of the 10-for-1 conversion ratio for API Electronics Group Corp. common shares in the Plan of Arrangement, the 5-for-1 stock split on the Company’s common stock, which was effective for each stockholder of record at the close of business on November 12, 2007 and the 1-for-15 reverse stock split on the Company’s common stock, which was effective for each stockholder of record at the close of business on September 19, 2008.

FORWARD-LOOKING STATEMENTS

This document and the documents incorporated in this document by reference contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

Management wishes to caution investors that other factors might, in the future, prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and management does not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposed to market risks related to changes in foreign currency and interest rates as discussed below. All amounts are in U.S. dollars unless otherwise indicated.

Foreign Currency Risk

A substantial amount of our revenues and receivables are denominated in Canadian dollars. The Company translates revenue and the related receivable at the prevailing exchange rate at the time of the sale. Also, a substantial amount of its expenses and payables/bank operating loans are denominated in Canadian dollars. It translates expenses and the related payables at the prevailing exchange rate at the time of the purchase. Funds denominated in Canadian dollars are translated into U.S. dollars at the rate in effect on the balance sheet date. Translation gains and losses resulting from variations in exchange rates, upon translation into U.S. dollars, are included in results of operations for integrated operations. The Company’s Canadian subsidiary, Filtran Limited, is a self-sustaining operation and it is translated at the current rates of exchange whereby all exchange gains and losses are accumulated in the foreign translation account on the balance sheet.

Any increase in the relative value of the Canadian dollar to the U.S. dollar results in increased revenue and increased expenses. A decrease in the relative value of the Canadian dollar to the U.S. dollar would decrease sales revenue and decreased expenses.

Other (income) loss for the six months ended November 30, 2008 included ($668,227) of foreign exchange gains, compared to a foreign exchange loss of $90,422 in 2007.

The Company does not use financial instruments for trading purposes and are not a party to any leveraged derivatives. It does not engage in hedging transactions to manage its foreign currency risk.

Interest Rate Risk

Management believes that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At November 30, 2008, the Company had long-term debt of $89,748, compared to $113,851 for the year ended May 31, 2008. Substantially all of the debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At November 30, 2008, the Company had capital leases payable of $21,790, compared to $25,245 for the year ended May 31, 2008. The debt underlying capital lease payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At November 30, 2008, the Company had a line of credit facilities in place for two of its subsidiaries (API Electronics Inc. $500,000 and Filtran Limited $800,000 ($1,000,000 CDN). The total bank indebtedness at November 30, 2008 was $0 compared to $310,458 at May 31, 2008. The line of credit facilities are variable rate debt tied to the prime rates in the US and Canada respectively. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately $0 based on the November 30, 2008 bank indebtedness of nil.

Marketable Securities and Cash and Cash Equivalents Risk

The Company periodically holds cash equivalents consisting of investments in money market instruments. At November 30, 2008, it held cash equivalent investments of $4,146,795 (May 31, 2008—$2,667,109). This helps mitigate the risk of interest rate increases in its lines of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $41,468 based on the November 30, 2008 cash and cash equivalent balance. The Company held marketable securities of $127,903 as of November 30, 2008, compared to $461,806 at May 31, 2008. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $12,790 based on the November 30, 2008 marketable securities balance of $127,903. A hypothetical 10% decrease in the market price of our marketable equity securities at November 30, 2008 would cause a corresponding 10% decrease in the carrying amounts of these securities or a loss of ($12,790).

The Company does not enter into derivative instruments to manage interest rate exposure.

ITEM 4T.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. However, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)	Changes in Internal Controls over Financial Reporting

During the quarter ended November 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 6, 2008, we held our annual meeting of stockholders. At the meeting, Arthur Cape, Jason DeZwirek, Phillip DeZwirek, Jonathan Pollack, Stephen Pudles and Donald A. Wright were elected as directors of the Company. The votes for directors were:

Arthur Cape:	For: 275,199,199	Withholding: 4,635,917

Jason DeZwirek:	For: 275,092,024	Withholding: 4,743,092

Phillip DeZwirek:	For: 275,099,124	Withholding: 4,735,992

Jonathan Pollack	For: 275,243,264	Withholding: 4,591,852

Stephen Pudles:	For: 274,448,924	Withholding: 5,386,192

Donald A. Wright:	For: 275,192,914	Withholding: 4,642,202

The stockholders were also asked to ratify the appointment of WithumSmith+Brown, P.C. as our independent registered public accountants for the fiscal year ending May 31, 2009. The appointment of WithumSmith+Brown, P.C. accountants was ratified with 278,597,041 votes for, 1,131,274 votes against and 606,852 abstaining. The number of shares reported are the actual number of shares that were voted and do not reflect the 1-for-15 reverse stock split that was effective September 19, 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Vice President of Finance Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: January 14, 2009	By:	/s/ Claudio Mannarino
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)