Form 10-Q
period 2009-02-28
API Nanotronics Corp.
filed 2009-04-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

31,796,009 shares of common stock with a par value of $0.001 per share at March 31, 2009.

API NANOTRONICS CORP. AND SUBSIDIARIES

Report on 10-Q

Quarter Ended February 28, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	Feb 28, 2009 (Unaudited)	May 31, 2008
Assets
Current
Cash and cash equivalents	$2,499,771	$2,667,109
Marketable securities, at fair value	111,905	461,806
Accounts receivable, less allowance for doubtful accounts of $84,058 and $69,576 at February 28, 2009 and May 31, 2008 respectively	3,795,237	4,544,860
Inventories, net (note 2)	5,858,527	7,353,596
Deferred income taxes	1,068,935	790,906
Prepaid expenses and other current assets	379,117	355,044

	13,713,492	16,173,321
Fixed assets, net	7,078,430	10,174,021
Fixed assets held for sale, net (note 2)	1,406,093	—
Deferred income taxes	551,670	571,109
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,419,074	1,469,939

	$25,299,665	$29,519,296

Liabilities and Shareholders’ Equity
Current
Short-term borrowings	$—	$310,458
Accounts payable and accrued expenses	3,076,977	3,867,449
Deferred income taxes	29,111	39,865
Current portion of long-term debt	85,695	113,851
Current portion of capital leases	1,952	6,539

	3,193,735	4,338,162
Deferred income taxes	1,590,419	1,230,573
Capital leases payable, net of current portion	18,312	18,706

	4,802,466	5,587,441

Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 and 1,000,000,000 authorized shares at February 28, 2009 and May 31, 2008, respectively, and 31,796,009 and 32,466,224 shares issued and outstanding at February 28, 2009 and May 31, 2008, respectively)	31,796	32,467
Special voting stock ($0.001 par value, 1 share authorized, issued and outstanding at February 28, 2009 and May 31, 2008)	—	—
Additional paid-in capital	34,940,644	34,470,100
Subscription receivable – common stock	—	(1,550,000)
Accumulated deficit	(14,350,610)	(10,017,877)
Accumulated other comprehensive income:
Currency translation adjustment	(214,425)	621,174
Unrealized gain on marketable securities, net of tax	89,794	375,991

Total accumulated other comprehensive income (loss)	(124,631)	997,165

	20,497,199	23,931,855

	$25,299,665	$29,519,296

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Nine Months Ended		For the Three Months Ended
	Feb 28, 2009 (Unaudited)	Feb 29, 2008 (Unaudited)	Feb 28, 2009 (Unaudited)	Feb 29, 2008 (Unaudited)
Revenue, net	$19,408,592	$22,147,445	$5,769,770	$7,408,352
Cost of revenues	14,364,000	16,233,942	4,060,674	5,509,958
Restructuring charges due to consolidation of operations (note 16)	571,416	—	64,940	—

Gross profit	4,473,176	5,913,503	1,644,156	1,898,394

Operating expenses
General and administrative	4,439,085	4,520,708	1,561,163	1,676,583
Restructuring charges due to consolidation of operations (note 16)	200,000	—	—	—
Research and development	3,169,827	2,330,478	1,142,637	1,086,170
Selling expenses	1,644,666	1,735,668	527,268	503,281

	9,453,578	8,586,854	3,231,068	3,266,034

Operating loss	(4,980,402)	(2,673,351)	(1,586,912)	(1,367,640)
Other (income) expenses, net
Interest (income) expense, net	(11,208)	236,134	(6,375)	94,498
(Gain) loss on foreign currency transactions	(673,619)	96,362	(5,392)	5,939

	(684,827)	332,496	(11,767)	100,437

Loss before income taxes	(4,295,575)	(3,005,847)	(1,575,145)	(1,468,077)
Provision (benefit) for income taxes	37,158	(27,410)	21,118	(356,480)

Net loss	$(4,332,733)	$(2,978,437)	$(1,596,263)	$(1,111,597)

Loss per share – Basic	$(0.12)	$(0.12)	$(0.05)	$(0.04)

Loss per share – Diluted	$(0.12)	$(0.12)	$(0.05)	$(0.04)

Weighted average shares outstanding
Basic	34,967,923	24,512,670	34,962,928	24,970,334
Diluted	34,967,923	24,512,670	34,962,928	24,970,334

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription Receivable - Common Stock	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2008	32,466,224	$32,467	$34,470,100	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	416	—	—	—	—	—	—
Stock-based compensation expense	—	—	662,857	—	—	—	662,857
Share repurchase	(670,631)	(671)	(192,313)	—	—	—	(192,984)
Stock subscription received	—	—	—	1,550,000	—	—	1,550,000
Net loss for the period	—	—	—	—	(4,332,733)	—	(4,332,733)
Foreign currency translation adjustment	—	—	—	—	—	(835,599)	(835,599)
Unrealized (loss) on marketable securities - net of taxes	—	—	—	—	—	(286,197)	(286,197)

Total comprehensive loss							(5,454,529)

Balance at Feb 28, 2009	31,796,009	$31,796	$34,940,644	$—	$(14,350,610)	$(124,631)	$20,497,199

•	The number of shares of common stock reflects the 1:15 reverse stock split effective September 19, 2008, which has been applied to earlier periods.

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	Feb 28, 2009 (Unaudited)	Feb 29, 2008 (Unaudited)
Cash flows from operating activities
Net loss	$(4,332,733)	$(2,978,437)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	708,827	775,470
Write down of fixed assets for sale	200,000	—
Loss on sale of fixed assets	263,468	—
Stock based compensation	662,857	669,259
Deferred income taxes	37,158	36,575
Accounts receivable	542,957	(330,690)
Inventories	1,193,479	(561,814)
Prepaid expenses and other current assets	104,248	229,670
Accounts payable and accrued expenses	(590,372)	1,223,557

Net cash (used) by operating activities	(1,210,111)	(936,410)
Cash flows from investing activities
Purchase of fixed assets	(248,051)	(1,374,022)
Costs incurred for patents	(251,109)	—
Proceeds from disposal of fixed assets (note 2)	785,742	—
Net proceeds from insurance proceeds	—	134,164
Asset acquisitions	—	(4,045,671)

Net cash provided (used) by investing activities	286,582	(5,285,529)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	1,550,000	1,800,000
Repurchase of common shares	(192,984)	—
Short term borrowings advances (repayments), net	(305,352)	(332,908)
Repayment of obligations – capital lease	(4,982)	(6,081)
Repayment of long-term debt	(28,649)	(348,697)
Net proceeds – long-term debt, related party	—	4,000,000

Net cash provided by financing activities	1,018,033	5,112,314
Effect of exchange rate on cash and cash equivalents	(261,842)	(317,129)

Net decrease in cash and cash equivalents	(167,338)	(1,426,754)
Cash and cash equivalents, beginning of period	2,667,109	3,277,468

Cash and cash equivalents, end of period	$2,499,771	$1,850,714

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) for interim financial statements and include the results of API Nanotronics Corp. (“API Nanotronics”), API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc. and Pace Technology, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), TM Systems II Inc., Keytronics, Inc., and API Nanofabrication and Research Corporation (“API NRC”), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.” Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2009. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2009 and the results of its operations and cash flows for the three and nine-month periods ended February 28, 2009 and February 29, 2008. Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2008 included in the Company’s Form 10-K filed with the Commission on August 25, 2008.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. At May 31, 2008 the Company performed an analysis of our inventory at each operating division, based on assumptions about future demand, product mix and possible alternative uses. The analysis concluded that: (i) an adjustment should

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

be recorded for any inventory item that had not been moved for the last 12 months, and (ii) an adjustment should be recorded for any item in our inventory that did not have a current order outstanding or any item that we identified as not being expected to be sold over the next 12 months based on the information we had at the time. The Company will continue to periodically review and analyze our inventory management systems, and conduct inventory impairment testing annually. At May 31, 2008 and February 28, 2009 inventory reserve for obsolete and slow moving inventory was approximately $2,800,000.

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

Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of February 28, 2009, of the $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition, approximately $1,796,000 was placed into service and $770,000 was sold during the nine months ended February 28, 2009.

Fixed Assets Held for Sale

Assets held for sale have been reclassified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $1,400,000 based upon preliminary sales negotiations. The amount reflects a $200,000 impairment charge taken during the nine months ended February 28, 2009.

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

The goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002. The Company performs goodwill impairment testing under the provisions of statement of Financial Accounting Standards no. 142, using the discounted future cash flows technique as provided by the FASB Concepts Statements No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of February 28, 2009 and May 31, 2008, respectively.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents	15-20 years

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there was an impairment of long-lived assets of approximately $200,000 related to the assets available for sale as a result of the restructuring, as of February 28, 2009.

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

The Company’s valuation allowance was taken on the deferred tax assets of certain non-performing subsidiaries to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, we applied guidance pursuant to SFAS 109, including paragraphs 20 through 25, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which we expect to increase the taxable income over future periods. In view of the current increase in losses we have provided for 100% valuation allowance resulting in nil deferred tax assets on net basis.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended May 31, 2008, 2007, 2006 and 2005, which remain subject to examination by major tax jurisdictions as of February 28, 2009.

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

Deferred Revenue

The Company defers revenue should payment be received in advance of the service or product being shipped or delivered. At February 28, 2009 and May 31, 2008, the Company had no deferred revenue.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $108,000, in warranty liability as of February 28, 2009 and May 31, 2008, which has been included in accounts payable and accrued expenses.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 71 percent and 79 percent for 2009 and 2008, respectively, of the Company’s revenue. One of these customers represented approximately 15 percent and 19 percent of revenues for the nine months ended February 28, 2009 and February 29, 2008, respectively. No customers represented over 10 percent of accounts receivable as of February 28, 2009 and May 31, 2008.

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

Change in Presentation of Consolidated Statements of Operations

Certain amounts from 2008 have been reclassified to conform to the 2009 financial statement presentation. The reclassifications had no effect on previously reported net loss.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

within the footnotes, which should help users of financial statements to locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a significant impact on the consolidated results of operations or financial position of the Company.

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

4. Asset Acquisitions

On July 17, 2007, API NRC, a wholly-owned subsidiary of the Company, incorporated on July 3, 2007, entered into an Asset Purchase Agreement with NanoOpto Corporation (“NoC”) for the purchase of substantially all of NoC’s assets (the “Purchase”), including equipment and intellectual property relating to the design and high volume nano-fabrication of nano-optic devices for optical components. The purchase price was $4,000,000, and the Purchase was completed on July 19, 2007. The Company has allocated the purchase price to machinery and equipment and intellectual property.

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

The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (see Note 11). The Note had a 61 month term, with interest at 12% per annum. The loan and interest was repaid during the year ended May 31, 2008.

The Company considered the acquisition of the assets of NoC on July 17, 2007 an asset acquisition and not as the acquisition of an operating business because: (1) on July 2, 2007 NoC had filled articles of dissolution with the Delaware Secretary of State pursuant to the resolutions of the board of directors of NoC to liquidate the business, (2) at the time of the purchase of the NoC acquisition, NoC’s limited number of employees were engaged in the shutdown of the business and not in the active conduct of the business and NoC had effectively ceased operations, and (3) the Company negotiated the purchase of the assets of NoC from an outside liquidator who had been engaged by the board of directors of NoC to liquidate the saleable assets of NoC.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5. Marketable Securities

Pursuant to the requirements of SFAS 157, the Company has provided fair value disclosure information for relevant assets and liabilities in these consolidated financial statements. The following table summarizes assets which have been accounted for at fair value on a recurring basis as of February 28, 2009:

	Total	Quoted Prices in Active Markets (Level 1)
Marketable equity securities	111,905	111,905

Total	$111,905	$111,905

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

6. Inventories

Inventories consisted of the following as of:

	Feb 28, 2009	May 31, 2008
Raw materials	$4,764,246	$4,891,161
Work in progress	1,587,147	2,110,371
Finished goods	2,326,397	3,171,327
Less: Provision for obsolete and slow moving inventory	(2,819,263)	(2,819,263)

Total	$5,858,527	$7,353,596

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at:

	Feb 28, 2009	May 31, 2008
Accounts payable and accrued expenses	$2,293,420	$3,190,505
Wage and vacation accrual	783,557	676,944

Total	$3,076,977	$3,867,449

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of February 28, 2009, (i) API Nanotronics had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,517 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

165,177 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued, but is obligated to issue, 2,503,911 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates.

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

During the twelve-month period ended May 31, 2008, the Company accepted subscriptions for 10,800,000 shares of its common stock, which were sold in a Regulation S private placement to investors not located in the United States. The Company received net proceeds of $9,300,000, which includes subscriptions receivables of $1,550,000 collected during the nine months ended February 28, 2009.

On November 19, 2007, the Company effected a five-for-one stock split of its common stock. Because retained earnings were in a deficit position, the newly issued stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on November 12, 2007 received a stock dividend of four additional shares for each outstanding share held on that date. The additional shares of common stock were distributed on November 19, 2007. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post split number of shares.

On September 19, 2008, the Company filed a Certificate of Amendment of Certificate of Incorporation which authorized the issuance of 100,000,001 shares of stock consisting of 100,000,000 shares of common stock with a par value of $0.0001 per share and one share of Special Voting Stock with a par value of $0.01 per share. The Company then effected a one-for-fifteen reverse stock split of its common stock. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post split number of shares.

On February 9, 2009, the Company authorized a program to repurchase up to 10% of its common stock over the next 12 months. As of February 28, 2009, the Company repurchased 670,631 of its common stock for proceeds of $192,984.

On February 27, 2009, the Company filed with the Secretary of State of Delaware a Certificate of Correction of Certificate of Amendment of Certificate of Incorporation to correct the number of authorized shares listed from 1,000,000,001 to 100,000,001 and the authorized shares of common stock from 1,000,000,000 to 100,000,000.

Warrants

At February 28, 2009 and May 31, 2008, there are no warrants outstanding and exercisable.

9. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. Of the 5,000,000 shares authorized under the Equity Incentive Plan, 2,676,667 shares are available for issuance pursuant to options or as stock as of February 28, 2009. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years and fifteen years, respectfully, from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

As of February 28, 2009, there was $815,219 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2009 to 2013.

During the nine months ended February 28, 2009 and February 29, 2008, $662,857 and $669,259, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

On June 9, 2008, the Company granted stock options to purchase 73,333 shares of common stock to employees at the exercise price of $2.22 per share. Under each Stock Option Agreement, the option vests and becomes exercisable at the rate of one-fifth per year commencing on the first anniversary of the effective date of the grant. The term of such options is ten years. The fair value of the options under the Black-Scholes option pricing model is $128,710.

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

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

Feb 28, 2009
Expected volatility	72.1%
Expected dividends	0%
Expected term	4 –5 years
Risk-free rate	4.0%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2007	2,241,667	$2.376
Exercised	—	$—
Issued	1,265,183	$1.422

Stock Options outstanding – May 31, 2008	3,506,850	$1.470
Exercised	—	$—
Issued	106,666	$2.220

Stock Options outstanding – February 28, 2009	3,613,516	$1.466

Stock Options exercisable – February 28, 2009	1,891,666	$1.413

The weighted average grant price of options granted during the nine months ended February 28, 2009 and February 29, 2008 was $2.054 and $4.035, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at February 28, 2009	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at February 28, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	3,530,183	$1.425	4.876	$—	1,878,333	$1.395	$—
$3.01 – 6.00	83,333	$4.035	7.929	$—	13,333	$4.035	$—

	3,613,516		5.630	$—	1,891,666		$—

The intrinsic value is calculated at the difference between the market value as of February 28, 2009 and the exercise price of the shares. The market value as of February 28, 2009 was $0.35 as reported by the OTC Bulletin Board.

The summary of the status of the Company’s non-vested options for the nine months ended February 28, 2009 is as follows:

Range of Exercise Price	Number of Outstanding at February 28, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	1,651,850	$1.463	$—
$3.01 – 6.00	70,000	$4.035	$—

	1,721,850		$—

10. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended February 28, 2009 and February 29, 2008:

	2009	2008
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$820	$26,274

Cash paid for interest	$5,005	$208,688

11. Related Party Transactions

(a)	Included in general and administrative expenses for the nine months ended February 28, 2009 are consulting fees of $63,367 (2008 - $69,693) paid to an individual who is a director and officer of the Company and rent, management fees and office administration fees of $141,836 (2008 - $138,265) paid to Icarus Investment Corp., a corporation of which two of the directors are also directors of the Company (see Note 13(b)).

(b)	The line of credit of API Electronics Inc. was guaranteed by the former President and Chief Operating Officer of the Company. The fair value of this guarantee is not significant to these consolidated financial statements. The line of credit has been closed.

(c)	Included in interest expenses for the nine months ended February 29, 2008 are interest charges of $297,205 from the $4,000,000 borrowed from Jason DeZwirek, Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). The loan and interest were paid in full by the Company as of May 31, 2008.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

12. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Nine months ended,		Three months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Weighted average shares – basic	34,967,923	24,512,670	34,962,928	24,970,334
Effect of dilutive securities	*	*	*	*

Weighted average shares – diluted	34,967,923	24,512,670	34,962,928	24,970,334

Basic EPS and diluted EPS for the nine months ended February 28, 2009 and February 29, 2008 have been computed by dividing the net loss by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the nine months ended February 28, 2009 of 4,096,787, of which only 2,505,827 shares have been exchanged as of February 28, 2009.

*	All outstanding options aggregating 3,613,516 incremental shares, have been excluded from the February 28, 2009 (2,258,334 incremental shares from the February 29, 2008) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2009 and 2008.

13. Commitments

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of February 28, 2009.

2009	$408,567
2010	290,478
2011	299,438
2012	177,222
2013	—
Thereafter	—

Total	$1,175,705

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $595,935, and $673,831 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

(b)	On January 1, 2005, API entered into a renewal of an oral agreement for management services with Icarus Investment Corp., formerly known as Can-Med Technology doing business as Green Diamond Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services. These obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement. Included in general and administrative expenses for the nine months ended February 28, 2009 are $141,836 (2008 - $138,625) (see Note 11(a)).

(c)	On February 14, 2007, the Company entered into an employment agreement (the “CTO Agreement”) defining the terms and conditions of employment for the Chief Technology Officer of the Corporation. The employment commenced on May 1, 2007. Under the terms of the CTO Agreement, the Chief Technology Officer of the Corporation will receive an annual base salary of $375,000 and an annual discretionary bonus that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Corporation. With respect to the termination provisions under the CTO Agreement, for termination without cause, the Corporation shall have the right to terminate employment on 30 days written notice. In such case that employment has been terminated prior to the second anniversary of the effective date of the CTO Agreement, the Corporation shall provide the Chief Technology Officer with severance pay equal to his base salary from the date of termination until the second anniversary of the effective date of the CTO Agreement. Upon any termination without cause, the Chief Technology Officer shall also receive 12 months base salary and the continuation of certain benefits for a 12 month period. The same severance arrangement applies in the case of constructive termination.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

(d)	On March 3, 2008, the Company entered into an employment agreement (the “CEO Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation, Stephen Pudles. The employment commenced on April 21, 2008. Under the terms of the CEO Agreement, the Chief Executive Officer of the Corporation is entitled to an annual base salary of $265,000, payment of relocation expenses of up to $100,000, various other benefits and an annual bonus. The annual bonus is based on achievement of annual EBITDA targets and other performance targets, as determined by the Board of Directors in consultation with Mr. Pudles. If the Company achieves 100% of the bonus targets, the annual bonus will equal 50% of Mr. Pudles base salary, and if the Company achieves in excess of 100% of the targets, the Board will determine what adjustments, if any, will be made to the annual bonus. Under the employment agreement, either party may terminate the agreement for any reason, provided Mr. Pudles must provide at least 60 days advance notice of resignation. However, if the agreement is terminated by the Company without cause, Mr. Pudles is entitled to receive six months of continuing salary if such termination occurs during the first year of employment; twelve months of continuing salary if such termination occurs after the first year of employment, but on or before the fourth anniversary date of his employment; and eighteen months of continuing salary if such termination occurs after the fourth year of his employment. If Mr. Pudles terminates his employment due to death or disability, he is entitled to three months of continuing salary.

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Company’s 2006 Equity Incentive Plan. The CEO Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 749,110 shares of the Company’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 499,407 shares of the Company’s common stock (the “Performance Shares). The per-share exercise price for such stock options is the fair market value of a share of the Company’s common stock on the date of grant. The stock options, with respect to the Time Based Shares, will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Company. The stock options, with respect to the Performance Shares, will commence vesting in equal installments annually over a three-year period tied to the end of the Company’s fiscal years 2009, 2010 and 2011, subject to the Company achieving various performance goals.

14. Income Taxes

The Company has identified several tax jurisdictions because it has operations in the Canada and the United States tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15. 401(k) Plan

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match 50% of employee contributions up to a maximum of 3% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the three months ended February 28, 2009 and February 29, 2008, the Company incurred $39,295 and $54,232, respectively, as its obligation under the terms of the plan, charged to general and administrative expense. During the nine months ended February 28, 2009 and February 29, 2008, the Company incurred $133,610 and $139,936, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

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

The first nine months of fiscal year 2009 restructuring actions included charges of approximately $251,000 related to workforce reductions, primarily related to severance costs due to the reduction of approximately 60 employees. The Company incurred approximately $57,000 in charges related to property and equipment disposed of or removed from service and other charges related to the closure of Filtran Inc., Pace Technologies and Keytronics Inc., including lease commitments for facilities no longer in service. During the nine months ended February 28, 2009, the Company realized a loss on disposal of approximately $263,000 on machinery and equipment related to the closure of Pace Technologies and impairment charges of $200,000 on buildings available for sale in Ogdensburg and Endicott, NY. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of February 28, 2009.

The Company’s consolidating efforts in order to enhance operational efficiency continues, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. As of February 28, 2009 the facility is effectively closed and available for sale.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

During the nine months ended February 28, 2009, the Company consolidated the Pace operations from Florida with National Hybrid at Ronkonkoma, NY. Operations at Largo, FL have ceased and the final rent payment was made in March 2009.

The Company completed consolidating the manufacturing of the Endicott, NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Endicott, NY facility is effectively closed and available for sale.

The Company engaged an auction company to sell excess machinery and equipment assets that were not in use. The Company received approximately $790,000 from the sale of these assets. The majority of these assets were acquired in conjunction with the National Hybrid Group acquisition on January 25, 2007.

As of February 28, 2009, the following table represents the details of restructuring charges:

Workshare Reducting Cost
Balance, May 31, 2008	$—
Restructuring charges	567,696
Cash payments	3,720
Write-offs	200,000

Balance, February 28, 2009	$771,416

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

Nine months ended February 28, 2009	Canada	United States	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$6,038,426	$13,370,166	$—	$—	$19,408,592
Inter-segment sales	2,706	40,459		(43,165)	—

Total revenue	6,041,132	13,410,625	—	(43,165)	19,408,592

Income (loss) before expenses below:	366,063	(3,644,313)	—	—	(3,278,250)
Corporate head office expenses	—	—	993,325	—	993,325
Depreciation and amortization	58,193	649,068	1,566	—	708,827
Other expense (income)	(152,465)	—	(532,362)	—	(684,827)
Income tax expense (benefit)	—	(53,339)	90,497	—	37,158

Net income (loss)	$460,335	$(4,240,042)	$(553,026)	$—	$(4,332,733)

Segment assets	$3,620,561	$17,679,204	$3,999,900	$—	$25,299,665
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$14,057	$480,386	$4,717	$—	$499,160

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Nine months ended February 29, 2008	Canada	United States	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$6,598,646	$15,548,799	$—	$—	$22,147,445
Inter-segment sales	7,800	266,181		(273,981)	—

Total revenue	6,606,446	15,814,980	—	(273,981)	22,147,445

Income before expenses below:	516,236	(1,591,019)	—	—	(1,074,783)
Corporate head office expenses	—	—	823,098	—	823,098
Depreciation and amortization	58,740	714,293	2,437	—	775,470
Other expense (income)	142,490	—	190,006	—	332,496
Income tax expense (benefit)	1,862	(40,272)	11,000	—	(27,410)

Net income (loss)	$313,144	$(2,265,040)	$(1,026,541)	$—	$(2,978,437)

Segment assets	$5,001,310	$23,888,075	$2,237,948	$—	$31,127,333
Goodwill included in assets	$848,102	$282,804	$—	$—	$1,130,906
Capital expenditures	$78,351	$1,553,171	$—	$—	$1,374,022
Asset acquisition	$—	$4,045,671	$—	$—	$4,045,671

18. Subsequent Events

As of March 19, 2009, Thomas W. Mills, Sr. is no longer serving as President and Chief Operating Officer of API Nanotronics.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Nanotronics Corp.

The Company is engaged in providing design, engineering and manufacturing solutions to its customers. We also manufacture electronic components and systems for the defense, aerospace and communications industries with a developed expertise in the R&D and manufacture of nanotechnology and micro-electromechanical (MEMS) products.

Core products produced by the Company include: high-performance microcircuits for 1553 data bus products, solid state power controllers, opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and MEMS systems.

In addition to providing niche specialty products, we possess a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. We seek to extend our existing customer relationships by offering state-of-the-art nanotechnology products and services.

Overview

The Company is a North American based company focused on the manufacture of specialized electronic components and microelectronic circuits. The corporate office of the Company is located in Toronto, Canada. Overviews of its subsidiaries are discussed below:

•

The National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. of Ronkonkoma, NY, develops and manufactures 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit of the military/aerospace market and the industrial process control market. The Mil-Std-1553 business has been strong and the trend is for continued growth as the service life of existing military platforms such as the US A-10, B-52, F-15, F-16 and other legacy aircraft is extended. The addition of modern electronics to these aging aircraft has increased the need for National Hybrid Group products. The refurbishment of US Army vehicles has resulted in additional business in the SSPC and Hybrid product lines for programs such as the Bradley Fighting Vehicle and the M1A2 Tank.

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

•

The Filtran Group (“Filtran Group”) comprised of Filtran Inc. and Filtran Limited of Nepean, Ontario, Canada, is a leading global supplier of superior quality electronic components to major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation. Filtran Group’s main market is military subcontractors with a strong demand for filters, power supplies, transformers and inductors. Filtran Group has focused on increasing their power supply capabilities to support the aerospace, satellite military and hirel commercial custom power supplies. In business since 1969, Filtran Group is ISO 9001:2000 registered and offers off-the-shelf and custom designed products and regularly ships components to clients in more than 34 countries. The Company acquired Filtran Group in May 2002. The acquisition broadened the Company’s product offerings for current and potential customers, as well as providing synergies in the areas of engineering and technological capabilities.

•

TM Systems II Inc. of Ronkonkoma, NY (“TM Systems”), in business for over 30 years, supplies primarily the U.S. government departments, including the U.S. Navy, as well as numerous domestic and foreign corporations. The product offerings include naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment. TM Systems’ Stabilized Glide Slope Indicator (SGSI) is an electro-hydraulic-optical landing system and is designed for use on air capable and amphibious assault ships. The Company acquired TM Systems in February 2003, thereby expanding the Company’s core-military and defense-related electronics business.

•

Keytronics Inc. (“Keytronics”), in business since 1971, is a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics. Keytronics’ primary customers include the major military OEM’s and various DoD agencies.

•

NanoOpto Corporation (“API NRC”), established in July 2007, possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The facility located in Somerset, NJ leased in connection with this acquisition, will be the used to facilitate next generation product introductions based on nanotechnology and MEMS systems. API NRC is pursuing market opportunities and growth for innovative products based on nanotechnology and MEMS. API NRC owns a number of proprietary technologies which address market needs in imaging, digital cinema camera technologies, optical communications, as well as in conformal optical coating using proprietary atomic layer deposition (ALD) technologies. These approaches can also be applied to the nanofabrication of novel semiconductor devices and systems by using ALD, for example, to create a new generation of super-thin-film electronics. API NRC also plans to develop a series of plasmonics-based sensors which use the special optical responses of nano-structured metals to laser light.

The Company is continuing its consolidating efforts of reducing its design and manufacturing centers to three facilities from seven, in order to enhance operational efficiency, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, NY to the Filtran Limited facility located in Ottawa, Ontario. As of September 30, 2008 the facility was effectively closed and the Company has retained a realtor to handle the sale of the building. During the nine months ended February 28, 2009, the Company consolidated the Pace operations from Florida with National Hybrid at Ronkonkoma, NY. Operations at Largo, FL have ceased and the facility is closed. As of February 28, 2009, the Company consolidated the manufacturing of the Endicott, NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Company hired a realtor to sell the Endicott, NY building. During the nine months ended February 28, 2009, the Company incurred restructuring charges totaling $771,416.

The current economic slowdown is not expected to have a significant impact on the Company’s near-term earnings as demand for the Company’s core products, which include military electronics and systems remains strong. In addition, the Company’s continued strategy to consolidate to three facilities from seven, in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, 1553 data bus products, power controllers, transformers, inductors, filters and mission critical systems. The principal markets for these products are the government and military, commercial equipment, and other replacement parts. Our customers are located primarily in the U.S., Canada and the United Kingdom, but we also sell products to customers located throughout the world.

Semiconductor Revenues

We currently serve a broad group of customers with the following category of semiconductor products: Varactor tuning diodes, specialty suppressor diodes for the relay market, 1553 data bus products, power controllers, custom microelectronic hybrid circuits, small-signal transistors, silicon rectifiers, zener diodes, high-voltage diodes and resistor/capacitor networks. These products facilitate the power supply in end products such as missiles, the space shuttle, F-15 and F-16 fighter planes and B-1 bombers.

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

Operating Expenses

Operating Expenses consist of selling, general, administrative expenses, research and development and restructuring charges.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel,

•	Compensation related to stock-based awards to employees and directors,

•	Professional services, for accounting, legal, tax, information technology and public relations fees,

•	Rent and related expenses,

•	Restructuring charges related to the consolidation of operations, and

•	Research and development expenses related to the development of next generation nanotechnology based technology and expenses related to developing next generation product through all product lines.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities,

•	Interest expense on notes payable, operating loans and capital leases,

•	Gain or losses on disposal of property and equipment, and

•	Gain or loss on foreign currency transactions.

Backlog

Management uses a number of data to measure the growth of the business. A key measure for growth is sales backlog figures:

	As of
	February 28, 2009	February 29, 2008
Backlog by Segment Company
National Hybrid Group	$8,349,822	$6,320,192
API Electronics	1,924,566	3,173,218
Filtran Group	2,388,158	5,539,685
TM Systems	2,072,207	1,765,469
Keytronics	874,560	753,827
API NRC	8,250	35,623

Overall	$15,617,563	$17,588,014

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. Filtran Group’s backlog figures were impacted by the re-pricing of product on a major customer account and, to a lesser degree, the effect of the US/Canadian exchange rate. API Electronics backlog decreased largely due to consolidations of operations as the Islip product lines were moved to the Company’s facility in Ronkonkoma. TM Systems backlog is inconsistent due to the nature of their product lines, which includes the design, manufacturing and assembly of long lead items in excess of 6-12 months. The Company has very little insight on the timing of new contract releases and, as such, the backlog can rise or decrease significantly based on timing.

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

Results of Operations for the Nine Months ended February 28, 2009 and February 29, 2008

The following discussion of results of operations is a comparison of the Company’s nine-month periods ended February 28, 2009 and February 29, 2008.

Operating Revenue

	Nine months ended
	Feb 28, 2009	Feb 29, 2008	% Change
Sales by Subsidiary
National Hybrid Group	$7,403,113	$7,873,566	-6.0%
API Electronics	2,659,104	2,946,142	-9.7%
Filtran Group	6,146,115	8,194,924	-25.0%
TM Systems	1,844,071	1,804,368	2.2%
Keytronics	1,106,829	1,251,838	-11.6%
API NRC	249,360	76,607	225.5%

	$19,408,592	$22,147,445	-12.4%

The Company recorded a 12.4% decrease in revenues for the nine months ended February 28, 2009 over the same period in 2008. The decrease is largely attributed to the Filtran Group having to significantly reduce selling prices to a major customer for products that will be manufactured overseas over the next several quarters. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

National Hybrid Group revenues of $7,403,113 represent a 6.0% decrease for the nine months ended February 28, 2009, compared to the same period last year due mainly to a slight decrease in shipments to two U.S. Military subcontractors.

API Electronics sales revenues decreased by 9.7% in the nine months ended February 28, 2009 over the same period in 2008, due mainly to moving Islip production to Ronkonkoma and a decrease in shipments to one customer.

Filtran Group’s sales revenue decreased by 25.0% for the nine months ended February 28, 2009, over the corresponding period in 2008. The decrease is primarily a result of having to reduce unit selling prices for a major customer on a majority of their contracts. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

TM Systems recorded an increase of 2.2% in revenues for the nine months ended February 28, 2009, compared to the same period in 2008.

Keytronics revenues decreased by 11.6% for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The decrease was a result of delivery issues related to the consolidation of operation from Endicott, NY to Ronkonkoma, NY. Keytronics anticipates these issues will be resolved during the next quarter.

API NRC increased revenues to $249,360 as it continues to grow product offering since it started design and manufacturing operations after the acquisition of all the assets of NoC on July 19, 2007.

Geographical Information

	Nine months ended
	February 28, 2009		February 29, 2008
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$15,294,236	$9,301,332	$17,664,995	$10,605,265
Canada	893,116	1,733,171	1,258,700	2,218,859
United Kingdom	2,380,647	—	1,694,710	—
All Other	840,593	—	1,529,040	—

	$19,408,592	$11,034,503	$22,147,445	$12,824,124

The DoD and its subcontractors account for a significant amount of the Company’s sales revenue as follows:

	Nine months ended,
	February 28, 2009	February 29, 2008
Revenue
U.S. Department of Defense	7%	8%
U.S. Department of Defense subcontractors	64%	71%

Operating Expenses

Cost of Revenue and Gross Profit

	Nine months ended
	February 28, 2009	February 29, 2008	% Change
Gross Profit Margin by Segment Company
National Hybrid Group	25.0%	32.2%	-7.2%
API Electronics	23.7%	28.4%	-4.7%
Filtran Group	13.9%	20.5%	-6.6%
TM Systems	41.3%	32.0%	9.3%
Keytronics	16.0%	13.4%	2.6%
API NRC	79.7%	45.4%	34.3%
Overall	23.0%	26.7%	-3.7%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. The Company’s overall gross profit margin was 23.0% for the nine months ended February 28, 2009, a decrease of 3.7% from the nine months ended February 29, 2008. The decrease is attributed to several factors. First, the Company took a restructuring charge of $571,416 during the first nine months of 2009 related to the Company’s initiative to consolidate operations into three manufacturing facilities from seven. Second, overall revenues decreased by 12.4% for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. Third, the Filtran Group started to move product lines that were primarily manufactured in North America to China. The initial shift in manufacturing will see pressure on the Filtran Group’s gross margins until the Chinese partners can produce significant product runs. When this shift is finalized, the Filtran Group expects margins to return to at least previous year’s levels.

The major components of cost of revenues for the nine months ended February 28, 2009 and February 29, 2008 are as follows:

	2009	% of sales	2008	% of sales
Materials used	$5,242,432	27.0%	$5,584,079	25.2%
Manufacturing labor	$3,142,655	16.2%	$3,891,138	17.6%
Manufacturing overhead	$5,978,913	30.8%	$6,758,725	30.5%

Cost of Revenues	$14,364,000	74.0%	$16,233,942	73.3%

As a percentage of sales, for the nine months ended February 28, 2009, materials increased by 1.8% compared to the nine months ended February 29, 2008. Manufacturing labor decreased by 1.4% compared to the nine months ended February 29, 2008, while manufacturing overhead increased marginally by 0.3%.

Selling Expenses

Selling expenses decreased to $1,644,666 for the nine months ended February 28, 2009 from $1,735,668 for the nine months ended February 29, 2008. As a percentage of sales, selling expenses were 8.5% for the year, compared to 7.8% for the nine months ended February 29, 2009.

The major components of selling expenses are as follows:

	Nine months ended
	February 28, 2009	% of sales	February 29, 2008	% of sales
Payroll Expense – Sales	$589,062	3.0%	$617,141	2.8%
Commissions Expense	$656,180	3.4%	$584,519	2.6%

General and Administrative Expenses

General and administrative expenses decreased by $81,623 to $4,439,085 for the nine months ended February 28, 2009 from $4,520,708 for the nine months ended February 29, 2008.

The major components of general and administrative expenses are as follows:

	Nine months ended
	February 28, 2009	February 29, 2008	$ Change
Officer Salaries	$1,216,251	$979,607	$236,644
Professional Services	$709,616	$1,061,534	$(351,918)
Accounting and Administration	$1,006,272	$902,727	$103,545

Officer salaries expense increased to $1,216,251 for the nine months ended February 28, 2009 from $979,607 for the nine months ended February 29, 2008, an increase of $236,644. The increase is primarily attributed to compensation related to the hiring of the Company’s CEO in April 2008.

Professional services include legal, accounting, audit and taxation services. These expenses decreased by $351,918 for the nine months ended February 28, 2009 to $709,616 from $1,061,534 in 2008. The decrease is primarily a result of decreased audit and legal expenses.

Accounting and administrative salaries increased from $902,727 for the nine months ended February 29, 2008 to $1,006,272 for the nine months ended February 28, 2009, an increase of $103,545. The increase is a result of two additional accounting personnel and reclassification of salaries related to administrative departments.

Research and Development Expenses

Research and development increased to $3,169,827 for the nine months ended February 28, 2009 from $2,330,478, for the nine months ended February 29, 2008. The increase is centered around API NRC, which started operations July 17, 2007. API NRC’s Somerset, NJ facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. Management believes these capabilities will expand the Company’s abilities to better serve its current customers, to develop new electronic products and will open possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Research and development expenses also increased by approximately $60,000 at National Hybrid Group as it continued to develop next generation products for its entire product line including the 1553 data bus, solid state power controller and high density multi-chip modules.

The Company expects to maintain current levels of research and development investment in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products the Company sells and generating new product possibilities.

Operating Income (Loss)

The Company posted an operating loss for the nine months ended February 28, 2009 of $4,980,402 compared to a loss of $2,673,351 for the nine months ended February 29, 2008. The increase of $2,307,051 in operating loss is attributed to the decrease in revenues by 12.4% combined with an increase in research and development expenses of approximately $840,000 compared to the same period in 2008, and restructuring charges of approximately $771,000, compared to nil for the same period last year. The focus on research and development is central to the Company’s new strategic vision of incorporating next generation nanotechnology based technology into the design and manufacturing of existing and future product lines in the new state of the art facility in Somerset, NJ under the oversight of top nanotechnology scientist and engineers. The restructuring charges are related to the Company’s initiative to consolidate operations into three facilities from seven.

Other (Income) And Expense

Total other income for the nine months ended February 28, 2009 amounted to $684,827, compared to other expenses of $332,496 for the nine months ended February 29, 2008.

The increase is largely attributable to a decrease in interest expense of approximately $250,000, compared to the same period in 2008, and to a foreign currency translation gain of $673,619 for the nine months ended February 28, 2009 versus a loss of $96,362 for the nine months ended February 29, 2008.

Income Taxes

Income taxes amounted to an expense $37,158 for the nine months ended February 28, 2009, compared to a income tax benefit of $27,410 for the nine months ended February 29, 2008. The provision for income taxes differs from the statutory rate applied to the loss before income tax expense due to the increase in deferred tax valuation allowance.

The Company and its subsidiaries have net operating loss carryforwards of approximately $1,300,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000 and $1,230,000 in 2010, 2012 and 2028, respectively.

Net Income (Loss)

The Company incurred a net loss for the nine months ended February 28, 2009 of $4,332,733, compared to a net loss of $2,978,437 for the nine months ended February 29, 2008. The increase in net loss compared to the same period in 2008 is attributed to a 12.4% decrease in revenues, an increase in research and development expenses of approximately $840,000 and restructuring charges of approximately $771,000, offset by an increase in other income of approximately $1,000,000.

Results of Operations for the Three Months Ended February 28, 2009 and February 29, 2008

The following discussion of results of operations is a comparison of the Company’s three-month period ended February 28, 2009 and February 29, 2008.

Operating Revenue

	Three months ended
	February 28, 2009	February 29, 2008	% Change
Sales by Subsidiary
National Hybrid Group	$2,175,909	$2,417,708	-10.0%
API Electronics	647,838	903,856	-28.3%
Filtran Group	1,626,691	2,823,467	-42.4%
TM Systems	1,092,555	850,012	28.5%
Keytronics	147,102	354,282	-58.5%
API NRC	79,675	59,027	35.0%

	$5,769,770	$7,408,352	-22.1%

The Company recorded a 22.1% decrease in revenues for the three months ended February 28, 2009 over the same period in 2008. The decrease is largely attributed to the Filtran Group having to significantly reduce selling prices to a major customer for products that will be manufactured overseas over the next several quarters. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

National Hybrid Group recorded a 10.0% decrease in revenues to $2,175,909 for the three months ended February 28, 2009, compared to the same period last year. The decrease is primarily due to a decrease in shipments to two U.S. Military subcontractors.

API Electronics sales revenues decreased by 28.3% in the three months ended February 28, 2009 over the same period in 2008. The decrease is primarily due to moving ISLIP production to Ronkonkoma and a decrease in shipments to one customer.

Filtran Group’s sales revenue decreased by 42.4% for the three months ended February 28, 2009 over the corresponding period in 2008. The decrease is a result of having to reduce unit selling prices for a major customer on a majority of their contracts. Filtran Group’s adjusted selling price will continue to impact the Filtran Group revenues for the next several quarters.

TM Systems recorded an increase of approximately $243,000 in revenues for the three months ended February 28, 2009, compared to the same period in 2008. The increase is attributed to revenues related to the stabilized glide slope indicator systems that TM is building for the US Navy.

Keytronics revenues decreased by 58.5% for the three months ended February 28, 2009, compared to the three months ended February 29, 2008. The decrease was a result of delivery issues related to the consolidation of operations from Endicott, NY to Ronkonkoma, NY. Keytronics anticipates these issues will be resolved during the next quarter.

API NRC increased revenues to $79,675 for the three months ended February 28, 2009, compared to $59,027 for the three months ended February 29, 2008.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended
	February 28, 2009	February 29, 2008	2009 vs. 2008 % Change
Gross Profit by Segment Company
National Hybrid Group	22.1%	34.4%	-12.3%
API Electronics	25.3%	21.5%	3.8%
Filtran Group	22.9%	19.7%	3.2%
TM Systems	51.9%	27.7%	24.2%
Keytronics	26.6%	7.8%	18.8%
API NRC	79.4%	71.7%	7.7%
Overall	28.5%	25.6%	2.9%

The Company’s overall gross profit margin was 28.5% for the three months ended February 28, 2009, an increase of 2.9% from the three months ended February 29, 2008. The increase is attributed largely to several factors. One is related to the Company’s initiative to consolidate operations into three manufacturing facilities from seven. Two, the Filtran Group started to move product lines that were primarily manufactured in North America to China and executed several cost reduction efforts during the quarter that improved results. Three, TM Systems product mix during the three month’s ended February 28, 2009 produced a significant improvement in gross margin as compared to the same period last year.

The major components of cost of revenues for the three months ended February 28, 2009 and February 29, 2008 are as follows:

	2009	% of sales	2008	% of sales
Materials used	$1,387,505	24.0%	$1,882,756	25.4%
Manufacturing labor	734,269	12.7%	1,422,187	19.2%
Manufacturing overhead	1,938,900	33.6%	2,205,015	29.8%

Cost of Revenues	$4,060,674	70.4%	$5,509,958	74.4%

As a percentage of sales, for the three months ended February 28, 2009 materials and labor decreased by 1.4% and 6.5%, respectively, compared to the three months ended February 29, 2008. A significant reason for the decrease in labor percentage is as a result of TM Systems’ product mix, specifically related to the stabilized glide slope indicator systems that are not as labor intensive as a percentage of revenues as the Company’s other product lines. Manufacturing overhead slightly increased by 3.8%.

Selling Expenses

Selling expenses for the three months ended February 28, 2009 were $527,268, compared to $503,281 for the three months ended February 29, 2008. The major components of selling expenses are as follows:

	Three months ended
	February 28, 2009	% of sales	February 29, 2008	% of sales
Payroll Expense – Sales	$217,819	3.8%	$203,345	2.7%
Commissions Expense	$287,617	5.0%	$233,611	3.2%

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2009 were $1,561,163, compared to $1,676,583 for the three months ended February 29, 2008.

The major components of general and administrative expenses are as follows:

	Three months ended
	February 28, 2009	February 29, 2008	$ Change
Officers Compensation	$383,363	$262,814	$120,549
Professional Services	$245,773	$457,663	$(211,890)
Accounting and Administration	$334,303	$376,614	$(42,311)

Officer compensation increased by $121,549 for the three months ended February 28, 2009, compared to the three months ended February 29, 2008. The increase is primarily attributed to compensation related to the hiring of the Company’s CEO in April 2008.

Professional services include legal, accounting, audit and taxation services. These expenses decreased for the three months ended February 28, 2009 to $245,773 from $457,663 for the three months ended February 29, 2008, a decrease of $211,890. The decrease is largely a result of decreased audit and legal fees pertaining to public filings.

Office salaries decreased to $334,303 for the three months ended February 28, 2009 from $376,614.

Research and Development Expenses

Research and development increased to $1,142,637 for the three months ended February 28, 2009 from $1,086,170 for the three months ended February 29, 2008. The increase is centered around the creation of API NRC, which Somerset, NJ facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span the full gamut of silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This expands the Company’s abilities to better serve its current customers and to develop new electronic products. It also opens possibilities for new business based on hybrid optics. This facility will also be the centerpiece of the Company’s research and development program.

Operating Income (Loss)

The Company posted an operating loss for the three months ended February 28, 2009 of $1,586,912, compared to operating loss of $1,367,640 for the three months ended February 29, 2008. The increase in operating loss is attributed to the reduced revenues and the inclusion of restructuring charges of approximately $65,000 related to the Company’s plan to reduce operating facilities into three from seven.

Other (Income) And Expense

Other income was $11,767 for the three months ended February 28, 2009, compared to other expenses of $100,437 for the three months ended February 29, 2008.

The increase is largely attributable to a decrease in interest expense of approximately $100,000, compared to the same period in 2008.

Income Taxes

Income taxes amounted to an expense of $21,118 for the three months ended February 28, 2009, compared to a income tax benefit $356,480 for the three months ended February 29, 2008.

The Company and its subsidiaries have net operating loss carryforwards of approximately $1,300,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000 and $1,230,000 in 2010, 2012 and 2028, respectively.

Net Income (Loss)

The Company incurred a net loss of $1,596,263 for the three months ended February 28, 2009, compared to a net loss of $1,111,597 for the three months ended February 29, 2008. The increase in net loss compared to the same period in 2008 is attributed to a difference of approximately $375,000 in deferred tax expense from the three months ended February 29, 2008 to February 28, 2009. In addition, research and development and restructuring expenses increased by approximately $55,000 and $65,000, respectively.

Liquidity and Capital Resources

The Nine Months Ended February 28, 2009 compared to the Year Ended May 31, 2008

Liquidity

At February 28, 2009, the Company held cash of $2,499,771, compared to $2,677,109 at May 31, 2008, a decrease of approximately $177,000. The decrease is a result of cash used from operations of approximately $1,210,000, net investing activities of approximately $285,000, which included the sale of machinery and equipment not in use and net financing activities of approximately $1,020,000, offset by foreign exchange losses on cash and cash equivalents of approximately $262,000.

At February 28, 2009, the Company’s working capital was sufficient to meet the Company’s current requirements.

Net inventory decreased 20.3% from $7,353,596 at May 31, 2008 to $5,858,527 at February 28, 2009.

Accounts receivable decreased 16.5% from $4,544,860 at May 31, 2008 to $3,795,237 at February 28, 2009 due to a decrease in revenues during the nine months ended February 28, 2009. Accounts payable decreased by approximately $790,000 to $3,076,977 at February 28, 2009 from $3,867,449 at May 31, 2008.

Bank indebtedness decreased to nil from $310,458 at May 31, 2008. The decrease in bank indebtedness is related to the Filtran Group and API Electronics Inc. paying down their line of credit due to increases in cash from operations.

Long-term debt (current and long-term portion) decreased from $113,851 at May 31, 2008 to $85,695 at February 28, 2009 due to payment on a note payable related to the acquisition of the assets of Sensonics in 2005.

Total assets decreased to $25,299,665 at February 28, 2009 from $29,519,296 at May 31, 2008. The decrease is attributed to the operating loss during the nine months ended February 28, 2009.

Operating, Investing and Financing Activities

Cash used by operating activities was $1,210,111 for the nine months ended February 28, 2009, compared to net cash used by operations of $936,410 for the nine months ended February 29, 2008, an increase of approximately $274,000.

Investing activities for the nine months ended February 28, 2009 consisted of fixed asset purchases and costs incurred for patents totaling $499,160 (2008- $1,374,022), cash from the sale of fixed assets for $785,742 (nil-2008) and no use of cash for other asset acquisitions, compared to $4,045,671 for the same period last year, cash used for the acquisition of the assets of NoC.

Financing activities included net proceeds of $1,550,000 (2008-$1,800,000) from the issuance of common shares. These amounts are offset by the repurchase of approximately $193,000 (nil-2008) in common shares, repayments of long-term debt $28,649 (2008-$348,697), repayment of bank indebtedness of $305,352 (2008-$332,908) and repayment of capital lease obligations of $4,982 (2008-$6,081).

Capital Resources

The Company’s subsidiary API Electronics closed its working capital line of credit of $500,000. At February 28, 2009, API Electronics had not borrowed (May 31, 2008—$270,147) against this line.

The Company’s subsidiary Filtran Limited has a line of credit of approximately $800,000 (Cdn $1,000,000). At February 28, 2009, Filtran Limited had borrowed nil (May 31, 2008—$40,311). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on Filtran’s assets and building. The line is subject to annual renewal on May 31, 2009.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. At May 31, 2008 the Company performed an analysis of our inventory at each operating division, based on assumptions about future demand, product mix and possible alternative uses. The analysis concluded that: (i) an adjustment should be recorded for any inventory item that had not been moved for the last 12 months, and (ii) an adjustment should be recorded for any item in our inventory that did not have a current order outstanding or any item that we identified as not being expected to be sold over the next 12 months based on the information we had at the time. The Company will continue to periodically review and analyze our inventory management systems, and conduct inventory impairment testing annually. At February 28, 2009 and May 31, 2008 inventory reserve for obsolete and slow moving inventory was approximately $2,800,000.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there was an impairment of long-lived assets of approximately $200,000 related to the assets available for sale as a result of the restructuring, as of February 28, 2009.

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

The Goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002. The Company performs goodwill impairment testing under the provisions of statement of Financial Accounting Standards no. 142, using the discounted future cash flows technique as provided by the FASB Concepts Statements No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of February 28, 2009 and May 31, 2008, respectively.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight-line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years

As of February 28, 2009, $1,213,408 of patents are included in intangible assets, of which $731,621 were acquired in conjunction with the acquisition of assets from NanoOpto Corp.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $108,000 in warranty liability as of February 28, 2009 and May 31, 2008, which has been included in accounts payable and accrued expenses.

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

The DoD (directly and through subcontractors) accounts for approximately 71 percent and 79 percent for 2009 and 2008, respectively, of the Company’s revenue.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not a significant impact on the consolidated results of operations or financial position of the Company.

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

Shareholders’ Equity

As of February 28, 2009, there were 31,796,009 common shares of API Nanotronics Corp. or equivalents issued and outstanding (not including exchangeable shares), no warrants outstanding and exercisable, and 3,613,517 stock options outstanding at exercise prices ranging from $1.38 to $6.00 with remaining average contractual lives of 5.63 years. Additionally, at February 28, 2009, there were 2,338,518 exchangeable shares issued and outstanding and not held by the Company. Because exchangeable shares are the economic equivalent to shares of the Company’s common stock, the Company had the economic equivalent of 34,234,573 shares of common stock outstanding at that date. This total does not include the 165,177 shares of common stock or exchangeable shares that still could be issued as a result of the Plan of Arrangement for API Electronics Group Corp. common shares that have not been converted into our common stock or exchangeable shares.

On February 9, 2009, API Nanotronics Corp. authorized a program to repurchase up to 10% of its common stock over the next 12 months. As of February 28, 2009, the Company repurchased 670,631 of its common stock for proceeds of $192,984.

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

The Company is exposed to market risks related to changes in foreign currency and interest rates as discussed below. All amounts are in U.S. dollars unless otherwise indicated.

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

Other (income) loss for the nine months ended February 28, 2009 included ($673,619) of foreign exchange gains, compared to a foreign exchange loss of $96,362 in 2008.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. It does not engage in hedging transactions to manage its foreign currency risk.

Interest Rate Risk

Management believes that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At February 28, 2009, the Company had long-term debt of $85,695, compared to $113,851 for the year ended May 31, 2008. Substantially all of the debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At February 28, 2009, the Company had capital leases payable of $20,264, compared to $25,245 for the year ended May 31, 2008. The debt underlying capital leases payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At February 28, 2009, the Company had a line of credit facility in place for one of its subsidiaries (Filtran Limited) in the amount of $800,000 ($1,000,000 CDN). Total bank indebtedness at February 28, 2009 was $0 compared to $310,458 at May 31, 2008. The line of credit facility is variable rate debt tied to the prime rate in Canada. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately $0 based on the February 28, 2009 bank indebtedness of nil.

Marketable Securities and Cash and Cash Equivalents Risk

The Company periodically holds cash equivalents consisting of investments in money market instruments. At February 28, 2009, it held cash and cash equivalent investments of $2,499,771 (May 31, 2008—$2,667,109). This helps mitigate the risk of any interest rate increases in its line of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $24,998 based on the February 28, 2009 cash and cash equivalent balance. The Company held marketable securities of $111,905 as of February 28, 2009, compared to $461,806 at May 31, 2008. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $11,191 based on the February 28, 2009 marketable securities balance of $111,905. A hypothetical 10% decrease in the market price of our marketable equity securities at February 28, 2009 would cause a corresponding 10% decrease in the carrying amounts of these securities or other comprehensive loss of ($11,191).

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information we are required to disclose in reports that are filed and submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time period specified in SEC rules and forms, including during the period in which this quarterly report on Form 10-Q was being prepared.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2008 – December 31, 2008	—	$—	—		—
January 1, 2009 – January 31, 2009	—	$—	—		—
February 1, 2009 – February 28, 2009	670,631	$0.29	670,631	(2)	—

Total	670,631	$0.29	670,631		2,576,037

(1)	In February 2009, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.2 million shares of our common stock over a one-year period.

(2)	Represents open market purchases made under the Company’s stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer, President and Secretary Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: April 14, 2009	By:	/s/ Claudio Mannarino
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)