Form 10-K
period 2009-05-31
API Nanotronics Corp.
filed 2009-08-27
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,994,562

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 19, 2009, the Company had 34,252,662 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of May 31, 2009 are incorporated by reference into Part III.

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

Overview of the Company

API Nanotronics Corp. (together with its subsidiaries referred to as the “Company,” “us,” “we,” or “our”) was incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. We have not been in bankruptcy, receivership or similar proceedings since our inception. On November 6, 2006, in a business combination that occurred under Ontario law, we combined with API Electronics Group Corp., an Ontario corporation (“API”), and API became our wholly-owned indirect subsidiary (the “Business Combination”). This Business Combination was accomplished by our forming an Ontario subsidiary, RVI Sub, Inc. and now known as API Nanotronics Sub, Inc., which we refer to as Nanotronics Sub. API became a wholly-owned subsidiary of Nanotronics Sub pursuant to a Plan of Arrangement approved by the Ontario Superior Court of Justice. The holders of common shares of API were given the right to receive either ten shares of our common stock, or if the shareholder elected and was a Canadian taxpayer, ten Exchangeable Shares of Nanotronics Sub (“Exchangeable Shares”). Each Exchangeable Share of Nanotronics Sub is exchangeable at the option of the holder into one share of our common stock at any time during a ten-year period commencing November 6, 2006. Nanotronics Sub, a Canadian subsidiary, was incorporated solely for the purpose of effecting the Business Combination. It has no operations. Nanotronics Sub is an Ontario corporation and operates under the Business Corporations Act (Ontario). API is a wholly-owned subsidiary of Nanotronics Sub.

The Company, through its subsidiaries, National Hybrid Inc., (“NHI”), API Electronics, Inc., Filtran Limited, TM Systems II Inc., (“TM”), Keytronics, Inc., and API Nanofabrication and Research Corporation (“API NRC”), Cryptek USA Corp., Emcon Emanation Control Limited, Ion Network Solutions and Secure Systems & Technologies Limited (“SST”) is a leading provider of high technology products, subsystems, systems and component level products. We are also engaged as a prime system contractor in TEMPEST, Ruggedization, Network Security, Communications, and other government services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS) and U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

The Company is engaged in providing innovative design, engineering and manufacturing solutions to customers. The Company is also a manufacturer of electronic components and systems for the defense, aerospace and communications industries, with a developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

Core products produced we produce include: Tempest & Emanation products and services, ruggedized computers and peripherals, network security appliances and software, high-performance microcircuits such as 1553 data bus products, solid state power controllers, Opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

We possess a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. The Company seeks to extend its existing customer relationships by offering state-of-the-art nanotechnology products and services.

We also maintain high tech manufacturing of our engineered solutions as a unique competitive differentiator.

Our executive offices are located in Toronto, Ontario. Our operating subsidiaries are located in Hauppauge, New York, Ronkonkoma, New York, Somerset, New Jersey, South Plainfield, New Jersey, Sterling, Virginia, Waterwells, United Kingdom and two facilities in Ottawa, Ontario. The mailing address and telephone number for our executive offices are: 2300 Yonge Street, Suite 1710, Toronto, Ontario, Canada M4P 1E3. The telephone numbers of our registered office and principal place of business in Ontario, Canada are (416) 593-6543 and (800) 606-2326.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that create value for them with responsive, high-quality and affordable solutions. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, select business acquisitions and divestitures, enabling us to grow the Company and create shareholder value. We intend to maintain and expand our position as a leading supplier of products, subsystems, systems and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international.

We intend to continue to align our internal investments in research and development, business development and capital expenditures to proactively address customer requirements and priorities with our products, services and solutions. We also intend to grow our sales through the introduction of new products and services and continued increased collaboration between our businesses to offer the best quality and competitive solutions and services to our customers.

In recent years DoD budgets have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision-guided weapons, UAVs and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent limited investment in future programs. DoD’s emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that the DoD budget for information technologies and defense electronics will grow. We believe we are is well positioned to benefit from the expected focus in those areas. With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-DoD security operations. It will also be our continued strategy to focus on additional acquisition activity to expand our capabilities in these areas and to further enhance our organic growth.

Historical Overview

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

The Company continues to integrate these recent acquisitions. The Company commenced consolidating certain of its operations during fiscal 2009 that it expects to complete during fiscal 2010. At May 31, 2009, the Company had consolidated its manufacturing facilities from eight to four. The consolidations have reduced overhead expenses, improved overall efficiencies and allowed the Company to focus additional resources to its various sales channels. At May 31, 2009 the number of employees was approximately 250 compared to 370 at May 31, 2008. The Company anticipates the integration will have a positive affect on organic growth and profitability during fiscal 2010 and beyond.

On September 19, 2008, the Company effected a one-for-fifteen reverse stock split. The number of shares and share prices set forth in this document reflect the reverse stock split.

Recent Developments

On July 7, 2009 the Company acquired substantially all of the operating assets of Cryptek Technologies Inc. (“Cryptek”) under its newly formed subsidiary API Cryptek Inc. API Cryptek Inc. operates a global business, which includes Cryptek USA Corp., in Sterling, Virginia, Emcon Emanation Control Limited, in Ottawa, Canada, Ion Network Solutions in South Plainfield, New Jersey, and Secure Systems & Technologies Limited in Waterwells, United Kingdom.

Cryptek offers customers various secure network and hardware solutions including Emanation Security, Tempest and secure network access under the ION, Emcon and SST and Netgard brand names. These product offerings are sold to government and other international organizations that require the highest possible level of security in the areas of identity validation, network access management, TEMPEST network intrusion prevention, and secure and encrypted fax, computers and telephones.

The Cryptek acquisition was completed as an all-cash transaction with proceeds from corporate funds and a private placement completed June 23, 2009. Cryptek’s consolidated revenues for its fiscal year 2008 were in excess of $30 million. Management expects this acquisition to be significantly accretive to our earnings.

The Cryptek acquisition is highly synergistic as 80-90% of both the Cryptek and Company revenues are derived from government and military customers and there are opportunities to cross market the Company’s broad networking and communications product offerings. Management regards this as an initial transaction in a larger strategic plan to position the Company as a leading global military supplier and customer solutions technology company. This acquisition moves the Company upstream as a top-tier designer and manufacturer of systems and subsystems for some of the world’s largest companies and government agencies. As a significantly larger company, we will continue to pursue complimentary acquisitions and accelerate internal product development.

The Company’s Nanotechnology Initiative

We derive the majority of our revenues from the United States defense industry including the majority of the top twenty United States defense contractors and the United States government. These customers are investing heavily in next generation technologies including nanotechnology. In order to facilitate next generation product introductions to serve its customers’ needs, we are developing the capability for research and development and manufacture of products based on nanotechnology and micro-electromechanical (MEMS) systems. We currently possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication, mainly acquired as part of the purchase of the National Hybrid Group and the assets of NanoOpto Corporation. Some of these instruments are also located at the Company’s API Electronics subsidiary. In addition to such equipment, the Company, entered into a lease for a facility that included a clean room of the appropriate class for nanotechnology and MEMS research and fabrication in connection with the acquisition of the NanoOpto Corporation assets.

Among our early target products, using these advanced fabrication technologies will be thin film-based electronics of exceptional precision fabricated through nano-deposition and trimming technologies and sensors based on electronic transduction in nanosystems and on the optical and photonic properties of nanostructures. In addition to the goal of using nanotechnology and MEMS in product manufacturing, the Company is increasing its portfolio of intellectual property in the field of nanotechnology and MEMS through research and development in its own facilities and by partnering with clients and government agencies and other partners on projects that would use facilities elsewhere.

We hired Dr. Martin Moskovits in 2007 as our Chief Technology Officer to lead its nanotechnology initiative. Prior to joining the Company, Dr. Moskovits was a Professor of Physical Chemistry in the Department of Chemistry and Biochemistry and the Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara. Dr. Moskovits has extensive research experience in the areas of the chemistry and fabrication of materials, nanoparticles and nanostructures. Dr. Moskovits is the president and a director of the Company’s subsidiary API Nanofabrication and Research Corporation, which contains the assets acquired from NanoOpto Corporation.

Financial Information About Segments

(a) Prior to the acquisition of Cryptek, the Company’s operations were conducted in two reportable segments which are distinguished by geographic location in Canada and United States. Both segments design and manufacture electronic components. Inter-segment sales are recorded at market value.

Year Ended May 31, 2009	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$7,564,910	$18,172,487	$—	$—	$25,737,397
Inter-segment sales	69,923	40,459		(110,382)	—

Total revenue	7,634,833	18,212,946	—	(110,382)	25,737,397

Loss before expenses below:	(92,575)	(4,374,288)	—	—	(4,466,863)
Corporate head office expenses	—	—	1,400,299	—	1,400,299
Depreciation and amortization	203,796	738,430	2,868	—	945,094
Other expense (income)	(152,465)	66,043	(385,605)	—	(472,027)
Income tax expense (benefit)	—	12,579	91,729	—	104,308

Net loss	$(143,906)	$(5,191,340)	$(1,109,291)	$—	$(6,444,537)

Segment assets	$4,731,703	$16,775,601	$2,646,006	$—	$24,153,310
Goodwill included in assets	$848,102	$282,804	$—	$—	$1,130,906
Capital expenditures	$14,057	$745,092	$4,717	$—	$763,866

Year Ended May 31, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$9,044,846	$21,917,200	$—	$—	$30,962,046
Inter-segment sales	7,800	385,826		(393,626)	—

Total revenue	9,052,646	22,303,026	—	(393,626)	30,962,046

Income (loss) before expenses below:	290,721	(4,638,117)	—	—	(4,347,396)
Corporate head office expenses	—	—	958,896	—	958,896
Depreciation and amortization	123,579	1,070,104	2,757	—	1,196,440
Other expense (income)	177,972	—	101,039	—	279,011
Income tax expense (benefit)	1,867	(40,272)	(177,228)	—	(215,633)

Net loss	$(12,697)	$(5,667,949)	$(885,464)	$—	$(6,566,110)

Segment assets	$5,332,383	$22,225,793	$1,961,120	$—	$29,519,296
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$111,164	$1,644,080	$5,761	$—	$1,761,005

Loss before expenses includes a reserve for obsolete and slow moving inventory in the amount of $22,488 and $2,819,263 that was accounted for during the year ended May 31, 2009 and 2008, respectively.

b) Major Customers

	2009	2008
Revenue
United States Department of Defense	8%	9%
United States Department of Defense subcontractors	63%	70%

The following discussions of the business overview does not include API Cryptek Inc., as the acquisition of Cryptek Technologies Inc. occurred subsequent to fiscal 2009.

Business Overview—United States Operations (National Hybrid Group, API Electronics, Inc., TM Systems, Keytronics and API NRC)

The United States operations of the Company include National Hybrid, API Electronics Inc., TM Systems II and API NRC (the “US Group”) and have customers located primarily in the United States, Canada and Europe.

Operations, Activities and Products

The US Group respond to the military/aerospace market’s critical and growing need for reliable, high-performance microcircuits. The US Group has identified and developed products for the discontinued electronic component market niche and on the design and manufacturing of power supplies and other electronic components.

The US Group lead the avionics industry in key military communications technologies and manufacturers state of the art components. Through our National Hybrid Group, we have developed the world’s smallest complete Mil-Std-1553 communications terminal. Recent introductions include the Pocket Pal, a portable 1553 terminal with an USB interface. The US Group has also developed the 15506 Aries featuring new “Tails Code Key” technology for enhancing frame sequencing.

The US Group’s products are designed for inclusion in the most advanced airborne platforms worldwide, including the C-17 Globemaster III and C-130J Hercules aircraft, AH-64 Apache helicopter, F-15, F-16, F-18, F-22, and EF2000 fighter aircraft programs, among others.

The US Group also designs and manufacturers a wide variety of power transformers, charging chokes, reactors, magnetic amplifiers, pulse transformers (radar and scr), telephone coupling transformers, switching transformers, isolation transformers, ferro resonant transformers, current transformers and saturable reactors.

The US Group’s other products include the design and manufacture of electronic equipment, including power supplies, battery chargers, power converters, hot blade rope cutters and a wide variety of special purpose electronic assemblies including capacitor modules and medical electronics.

Niche products include varactor tuning diodes, specialty suppressor diodes and custom hybrids.

Through our TM Systems product line, the US Group supplies the defense sector with naval aircraft landing and launching equipment—including Visual Landing Aids (VLA) and the Stabilized Glide Slope Indicator (SGSI)—flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment.

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

The US Group has 5 clean rooms and comprehensive test facilities with full environmental screening capabilities. The stringent requirements of military and aerospace quality have been certified by the applicable agencies. Teams routinely perform design reviews, self-audits, and comprehensive error analyses at National Hybrid Group plants to insure high quality.

The US Group’s principal markets consist of the government and military as well as commercial aerospace and industrial controls. During the year ended May 31, 2009, the US Group’s major customers included Raytheon, Boeing, Lockheed Martin, BAE, Rockwell Collins, Raytheon, General Dynamics including NASSCO, and the US Government. The focus of the operations is to continue to develop cost-effective products to meet the needs of these and other key customers for high performance solutions.

The US Group has implemented a sales and marketing program, including an in-house sales staff of five. Catalogs, brochures and data sheets are supplemented by the website describing the US Group and the Company’s products and capabilities. The US Group seeks to improve its product sales in overseas markets through the increased emphasis on sales management and improved communication with overseas sales representatives and distributors.

Principal Markets of the US Group

The US Group has customers located primarily in the United States and Europe but sells to countries all over the world.

The geographical breakdown of revenue to external customers for the US Group (where its customers are located) for the year ended May 31, 2009 and May 31, 2008 is as follows (000’s):

	2009 Revenue	% of Revenues	2008 Revenue	% of Revenues
United States	$14,104	78%	$19,638	90%
Europe	$1,647	9%	$719	3%
Other	$2,422	13%	$1,560	7%

Total	$18,173	100%	$21,917	100%

Major Customers

BAE Systems	United States/Europe
Rockwell Collins	United States
Raytheon	United States
General Dynamics, including Nassco	United States
US Government	United States

The volume of business provided by these customers equals approximately 44% and 52% of total sales for the fiscal years ended May 31, 2009 and 2008, respectively, and represent 31% and 27%, respectively, of the Company’s consolidated sales. No single customer represents more than 10% of total sales.

Marketing Channels

The US Group sells its products primarily in the United States but also sells products worldwide. Marketing channels consist primarily of the use of internal sales and marketing personnel both in the United States and Europe. Independent sales representatives are utilized to work closely with customers at the point of sale.

Dependence on Patents, Licenses, Contracts and Processes

The US Group is not dependent on patents, licenses, industrial contracts, commercial contracts financial contracts, or new manufacturing processes in such a manner that such dependence would be materially adverse to its business or profitability.

Material Effects of Government Regulations

Government regulations of the Unites States related to environmental compliance and labor conditions are typical in the industry and do not have a material effect on our business or operations.

Backlog of Orders

The US Group’s backlog as of May 31, 2009 was $11,921,889 as compared to $12,101,254 as of May 31, 2008.

Business Overview—Canadian Operations

Principal Markets of the Canadian Operations

The Canadian operations of the Company, which includes Filtran Limited (“Filtran”) has customers located primarily in the United States, Canada and the United Kingdom.

Operations, Activities and Products

Filtran designs and manufactures electronic filters, transformers, inductors and power supplies that mainly serve the military, aerospace electronics, telecommunications and medical equipment industry.

Filtran has always been a custom designer and manufacturer. Its capabilities include both building the product to the customer’s print or designing and then building to its specifications. The products include varying types of transformers ranging from small signal types to large laminated units weighing 50 lb. or more.

Filtran is ISO 9001:2008 certified and manufactures to MIL-PRF 27 and MIL STD-981. To further support the Military and Aerospace industries, Filtran holds a Controlled Goods Certificate enabling it to produce goods that carry a level of security. These investments and achievements have resulted in efficient, quality products that meet the high standards of the Military and Aerospace industry.

Since 2000, Filtran has established relationships to outsource the manufacturing of certain products to companies in Asia, particularly China, and labor costs are no longer a barrier to compete for these orders.

Principal Markets

The Filtran customers are located primarily in the United States, the United Kingdom and Canada; however, it sells a limited amount of products to customers in a number of other countries.

The geographical breakdown of revenues to external customers for the years ended May 31, 2009 and 2008 is as follows (in 000’s):

	2009 Revenues	% of Revenues	2008 Revenues	% of Revenues
United States	$5,356	71%	$5,394	60%
Canada	1,173	16%	1,638	18%
United Kingdom	802	11%	1,571	17%
All Other	234	2%	442	5%

Total	$7,565	100%	$9,045	100%

There are three major markets for the Filtran operations—military and defense, telecommunications (“telecom”) companies and high-end equipment manufacturers.

The breakdown of revenues for Filtran for the years ended May 31, 2009 and 2008, respectively by industry of end users is as follows (in 000’s):

	2009	%	2008	%
High-end Equipment and Telecom	$3,026	40%	$3,443	39%
Military and Defense	4,539	60%	5,602	61%

Total	$7,565	100%	$9,045	100%

Major Customers

Harris Corporation, R.F. Communications Division	United States
TT EMS	United States & United Kingdom
Nanometrics	Canada
Jabil Circuit	United States
Whirlwind	United States

The volume of business provided to Filtran by these customers equals approximately 66% of its total sales.

For the fiscal years ended May 31, 2009 and 2008, Harris Corporation represented approximately 54% and 47%, respectively, of Filtran’s total sales, which represented 16% and 14%, respectively, of the Company’s consolidated sales.

Marketing Channels

Principal markets are the United States, United Kingdom and Canada although products are sold in over 30 European and Asian countries. The Canadian operations primarily sell directly to customers through our internal sales force but also use independent sales representatives and distributors and uses its website as a sales channel.

Dependence on Patents, Licenses, Contracts and Processes

Canadian operations are not dependent on patents, licenses, industrial contracts, commercial contracts, financial contracts, or new manufacturing processes in such a manner that such dependence would be materially adverse to its business or profitability.

Material Effects of Government Regulations

Government regulations of the Province of Ontario and Canada related to environmental compliance and labor conditions are typical in the industry and do not have a material effect on our business or operations.

Backlog of Orders

Filtran’s backlog as of May 31, 2009 was $1,770,202 as compared to $4,169,100 as of May 31, 2008. The backlog has been impacted by significantly reduced selling prices for a major military sub-contractor and also weakness in demand from the United States military market.

Company Revenue Breakdown

Set forth below is a breakdown of the Company’s consolidated revenues by business and by geographical market (where the customer is located) for the fiscal years ended May 31, 2009 and May 31, 2008.

Revenues by Category of Activity:

	2009	2008
National Hybrid Group Activities	$12,006,369	$12,704,766
API Electronics Activities	3,169,015	4,330,521
Filtran Activities	7,564,910	11,153,966
TM Systems Activities	2,720,730	2,650,087
API NRC Activities	276,373	122,706

Total Revenues	$25,737,397	$30,962,046

Revenues by Geographic Market:

United States	$19,459,780	$25,031,882
Canada	1,324,061	1,649,745
United Kingdom	2,449,318	2,289,133
All Other	2,504,238	1,991,286

Total Revenues	$25,737,397	$30,962,046

Company Research and Development, Patents and Licenses

During the fiscal year ended May 31, 2009, the Company spent approximately $4,232,000 on research and development, of which approximately $1,222,000 was spent by the National Hybrid Group and approximately $3,010,000 was spent by API NRC.

During the fiscal year ended May 31, 2008, the Company spent approximately $3,454,000 on research and development, of which approximately $1,153,000 was spent by the National Hybrid Group and $1,857,000 was spent by API NRC.

Under our Executive Employment Agreement with Dr. Moskovits, we are obligated to annually approve an annual research budget sufficient for Dr. Moskovits to carry out his responsibilities of staffing and managing the engineering team of the Company.

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

Some of our current major competitors include Microsemi Corporation (NASDAQ: MSCC), Semtech Corp. (NASDAQ: SMTC), Aeroflex Incorporated, Pulse Engineering, a division of Technitrol (NYSE:TNL), Midcom Inc., Bel Fuse, Inc. (NASDAQ:BELFA and NASDAQ:BELFB), ATC Frost Magnetics, Inc., Halo Electronics, EMW, Leatherwood, S&W, and Holt Integrated Circuits. We or any of our subsidiaries may not be able to compete successfully in the future and competitive pressures may harm our financial condition and/or operating results.

Costs and Effects of Compliance with Environmental Laws

In the conduct of our manufacturing operations, we handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes. Under new environmental regulations, we are responsible for determining whether certain toxic metals or certain other toxic chemicals are present in any given components we purchase and in each given product we sell. The Company has an active environmental compliance program at each of its subsidiaries to insure compliance with all environmental regulations applicable to us. Our compliance with federal, state and local environmental laws and regulations has not had a material effect on our capital expenditures, earnings, or competitive or financial position of the Company during the 2009 and 2008 fiscal year.

Employees

As of May 31, 2009, the Company had approximately 250 employees, all of whom are full-time, compared to approximately 370 employees as of May 31, 2008. None of our employees are subject to a collective bargaining agreement.

Executive Officers of the Company

The following table sets forth as of August 10, 2009, the name, age, and position of each of our executive officers. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position Held	Term Commenced
Phillip DeZwirek	71	Chairman, Treasurer, and Director	2006
Stephen Pudles	50	Chief Executive Officer	2008
Claudio Mannarino	39	Chief Financial Officer	2006
Dr. Martin Moskovits	66	Chief Technology Officer	2007

Set forth below is certain biographical information regarding each of our executive officers.

Phillip DeZwirek

Phillip DeZwirek became a director of ours and our Chairman, Chief Executive Officer and Treasurer on the effective date of the Business Combination, November 6, 2006. Mr. DeZwirek has held the positions of Chairman, and Treasurer at API since May 2002 and held the position of Chief Executive Officer from May 2002 until Mr. Pudles assumed that position in April 2008. He also assumed the same positions with Nanotronics Sub and became a director of Nanotronics Sub on the effective date of the Business Combination. Mr. DeZwirek has been a director of API since September 2001. From September 2001 until November 2001 Mr. DeZwirek was the Chief Executive Officer and Treasurer of API. From November 2001 until May 2002, Mr. DeZwirek was the Vice-Chairman and Treasurer of API. Phillip DeZwirek was also the Chief Financial Officer of API from August 2001 until Claudio Mannarino assumed that position in 2004. Phillip DeZwirek has been a director, Chairman of the Board and the Chief Executive Officer of CECO Environmental Corp. (“CECO”) since August 1979 (NASDAQ-CECE). Mr. DeZwirek’s principal occupations during the past five years have been serving as Chairman of the Board and Chief Executive Officer of CECO; and serving as President of Can-Med Technology, Inc. d/b/a Green Diamond Oil Corp. (since 1990), which he is deemed to control. Mr. DeZwirek has also been involved in private investment activities for the past five years.

Stephen Pudles

Mr. Pudles became our Chief Executive Officer on April 27, 2008 and our director on November 6, 2008. He brings more than 25 years of electronics industry experience to API Nanotronics. Most recently he served as

President and CEO of Nu Visions Manufacturing and Executive VP of OnCore Manufacturing. Previously, he has held senior management positions with Tanon Manufacturing, Electronic Associates, IEC and Restor Industries. He has been a member of IPC’s Electronics Manufacturing Services Industry (EMSI) Council since 1988; was an original member of the Assembly Market Research Council (AMRC) Steering Committee; and was the Chairman of the IPC Taskgroup that created the IPC-D-326 document defining the “Documentation Requirements for Printed Circuit Board Assemblies.” He also serves on the as Secretary/Treasurer and Chairman of the Compensation Committee of the IPC and is chairman of the EMSI Management Council. Steve has a Masters of Science in management and a Bachelor of Engineering from Stevens Institute of Technology in Hoboken, New Jersey.

Claudio A. Mannarino, B.Com, C.M.A.

Claudio Mannarino became our Chief Financial Officer and Vice President of Finance on the effective date of the Business Combination, November 26, 2006. He holds the same positions with Nanotronics Sub and has had the same positions at API since 2004. Mr. Mannarino has over 10 years of professional accounting and finance experience. He holds a Bachelor of Commerce Degree from the University of Ottawa and is a Certified Management Accountant.

Mr. Mannarino joined Filtran in April of 2000. From April 2000 to 2004, he was controller and manager of human resources and IT at Filtran Group. He was named CFO and VP of Finance for API in 2004. His responsibilities include managing the financial reporting function for API, and the finance and IT departments of Filtran. Mr. Mannarino has no other outside business activities.

Prior to joining Filtran, Mr. Mannarino spent three years as Controller for two divisions of GTC Transcontinental, a Canadian publicly traded company on the Toronto Stock Exchange. After three years in roles with progressively more responsibility at GTC he joined a Project Management Company as a senior accountant, whose role centered on developing long-term business strategies and improving business practices.

Dr. Martin Moskovits

Dr. Martin Moskovits, 66, has been our Chief Technology Officer since May 1, 2007 and the President of API NRC subsidiary since July 2007. Dr. Moskovits was for the past five years prior to his joining the Company a professor of Physical Chemistry in the Chemistry and Biochemistry Department and Dean of the Division of Mathematical and Physical Sciences in the College of Letters and Sciences at the University of California Santa Barbara. From March 15, 2006 until he was employed by the Company, Dr. Moskovits served as a nanotechnology consultant for us. Dr. Moskovits research expertise includes the area of nanoscience and nanotechnology with special emphasis on nanosensors and is also known for developing porous anodic aluminum oxide as a template platform for nanotechnology. He serves as Vice Chair of the United States Department of Energy (“DOE”) Basic Energy Sciences Advisory Committee and was a member of the DOE advisory committee on the establishment of the DOE’s five nanocenters.

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

Our business may be adversely affected by the global economic downturn, the continuing uncertainties in the financial markets and our customers’ ability to access the capital markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy and the global financial markets. We are unable to predict the likely duration and severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Our business and results of operations could also be impacted by a number of follow-on effects of the disruptions in the financial markets, including the inability of our customers, or their customers, to obtain sufficient financing to purchase historical or projected quantities of our products. Our revenues and gross margins are dependent upon customer demand, and if our projections of their expenditures fail to materialize, due to reductions in customer purchases or otherwise, our revenues and gross margins could be adversely affected.

Additionally, the inability of our customers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays; increase accounts receivable defaults; and increase our inventory exposure. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

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

We Have a History of Net Losses, and May Not be Profitable in the Future

We have incurred net losses for each of the last three fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

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

We Are Dependent on Key Personnel

We are dependent upon a small number of key personnel, Mr. Phillip DeZwirek was the Chairman of the Board of API prior to the Business Combination and was instrumental in directing the growth of API. We are depending upon Mr. DeZwirek to continue to act in such capacity. Stephen Pudles, as our Chief Executive Officer, is important to the Company’s future strategy as the Company continues to implement strategies for organic growth and pursues acquisition targets that will consolidate the markets which the Company operates. Dr. Martin Moskovits is our Chief Technology Officer and the President of our subsidiary, API Nanofabrication and Research Corporation. Dr. Moskovits is leading our efforts in the nanotechnology field. The loss of the services of such personnel could have a material adverse effect on our business. Our success will depend in large part on the efforts of these individuals. It is not currently proposed that there will be any long-term employment agreements or key-man insurance in respect of such key personnel.

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

The Integration of Acquisitions May Be Difficult and May Not Yield the Expected Results

We completed the Business Combination in November, 2006. Prior to the Business Combination, API had recently expanded its operations through strategic acquisitions, specifically, the TM Systems acquisition and the Keytronics Inc. acquisition. After the Business Combination, we acquired National Hybrid, Inc. and Pace Technologies, Inc. and the assets of NanoOpto Corporation. We acquired Cryptek Technologies, Inc. in July 2009. We expect to continue to expand and diversify our operations with additional acquisitions. Risks are involved with this process. Some of the risks that may continue to affect our ability to integrate acquired companies include those associated with:

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

For certain acquisitions, we have raised the capital required to make such acquisitions from the sale of stock, warrants and options, and convertible debt, which has been dilutive to our stockholders.

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

Failure to maintain adequate internal controls could adversely affect our business.

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

Listing Our Stock on Markets Other than the OTCBB Could be Costly for Us

Our common stock is currently quoted and trades on the OTCBB in the United States. The OTCBB is operated by Financial Industry Regulatory Authority, Inc. (“FINRA”). In the future, we may file an application to be quoted on the NASDAQ Stock Exchange or another national securities exchange (collectively, an “Exchange”). Unlike the OTCBB, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans.

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

Shareholders May Experience Dilution Through Employee, Director and Consultant Options; Such Options May Also Negatively Impact Our Net Income

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common stock, the interests of the other stockholders of the company may be diluted. We have granted options to purchase over 5,244,000 shares of common stock to directors, officers, employees and consultants. In addition, on June 23, 2009 we issued $3,600,000 in convertible subordinated debt, which is convertible into over 4,800,000 shares of common stock.

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

Downturns in the Highly Cyclical Defense, Semiconductor, and/or Electronic Component Industries Would Adversely Affect Our Operating Results and Our Value

The defense, semiconductor and electronic component industries are highly cyclical, and the value of our business may decline during the “down” portion of these cycles. The markets for our products depend on continued demand in the aerospace, military defense systems, and commercial end-markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition. The markets for Filtran’s products depend upon continued demand in the military defense, telecommunications, computer, instrumentation and process control end-markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition. The markets for TM Systems’ products depend primarily upon continued demand within the military defense industry for its products, which include naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment, and aircraft ground control equipment. The markets for National Hybrid products depend primarily upon continued demand within the commercial aerospace, international military defense and semiconductor process instrumentation markets. These markets may experience changes in demand that could adversely affect our operating results and financial condition.

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

We provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $81,000 and $108,238 in warranty liability as of May 31, 2009 and 2008, respectively.

Our Inability to Protect Our Intellectual Property Rights or Our Infringement of the Intellectual Property Rights of Others Could Adversely Affect Our Business.

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

The Company recorded an inventory reserve for obsolete and slow moving inventory for approximately $2,378,000 and $2,819,000 for the fiscal years ended May 31, 2009 and 2008, respectively.

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

Certain of Our Business Units Are Reliant One Key Customer

Filtran and TM are each highly reliant on a single key customer. For Filtran, Harris Corporation accounted for 54%, and 46% respectively, of divisional sales, which translated to 16%, and 17% respectively of the Company’s total annual sales for the fiscal years ended May 31, 2009, and 2008. For TM Systems II, NASSCO accounted for 53% and 41%, respectively, of divisional sales, which translated into 6%, and 4%, respectively, of the Company’s total annual sales for the fiscal years ended May 31, 2009, and 2008. If either customer should decide to purchase components from other suppliers, it could have an adverse impact on the applicable division and our revenues and net income.

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

Our executive offices are located in leased facilities at 2300 Yonge Street, Suite 1710, Toronto, Ontario, Canada M4P 1X3. We occupy approximately 2,500 square feet at such facilities. We lease these facilities from an entity controlled by our Chairman of the Board for an annual rental of approximately $185,000.

As of May 31, 2009, we had four manufacturing facilities located in Hauppauge, NY, Ottawa, Ontario, Ronkonkoma, New York, and Somerset, New Jersey, where operations are under development. We also have two manufacturing facilities that are assets held for sale in Endicott, New York, and Ogdensburg, New York.

With the acquisition of the assets of Cryptek Technologies Inc on July 7, 2009, the Company added four manufacturing and design facilities located in Sterling, Virginia, Plainfield, New Jersey, Ottawa, Canada, Waterwells, and United Kingdom.

We commenced consolidating certain of our operations during fiscal 2009, which we expect to finish in fiscal 2010. To date, the consolidation process has reduced the number of manufacturing units from eight to four, and we expect to operate in seven primary manufacturing facilities by the end of fiscal 2010 with the July 7, 2009 asset acquisition of Cryptek Technologies Inc. We believe that this consolidation will result in reduced overhead expenses and greater overall efficiencies and profitability.

The US Group

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

TM Systems, Inc. uses the facilities of National Hybrid Inc. in Ronkonkoma, New York for its manufacturing operations.

Keytronics uses the facilities of National Hybrid Inc. in Ronkonkoma, New York for its manufacturing operations. Keytronics also owns an approximately 10,500 square foot manufacturing facility in Endicott, New York, which currently has no operations and is held for sale.

National Hybrid Group leases a 20,000 square feet joint executive office and manufacturing facility in Ronkonkoma, New York. The Ronkonkoma facility is leased for annual rent of $132,000. National Hybrid, Inc. has the option to buy these facilities at the end of these leases.

API NRC leases a 35,800 square foot facility in Somerset, New Jersey. This space will be used for offices, warehousing and laboratory use, including a clean room for nanofabrication and research. The base rent is approximately $286,000 with our subsidiary also being responsible for a share of expenses. The Company has guaranteed this lease.

Canadian Operations

The offices for Filtran are located in Ottawa, Ontario. Filtran owns the facility and there are no outstanding mortgages on the property. The facility is approximately 16,000 square feet and it is used to manufacture electronic components comprised primarily of transformers, filters, inductors and power supplies. We expect to complete the sale of the building by September 15, 2009 and move locations to a state of the art manufacturing and design centre in Kanata, Ontario.

The building for Filtran Inc., which currently has no operations, is located in Ogdensburg, New York. The facility is approximately 16,500 square feet and is up for sale.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party or to which our property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated other than routine litigation incidental to the business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings of shareholders and no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock qualifies for quotation on the OTC Bulletin Board under the symbol APIA. From November 7, 2006 through September 19, 2008, our stock traded under the symbol APIO, and from November 2005, when we first qualified for quotation through November 7, 2006, under the symbol RBCV. None of the shares of our subsidiaries are publicly traded.

The following table sets forth the reported high and low bid prices of our common shares for each quarter as reported by the OTC Bulletin Board for the fiscal periods indicated. Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. We effected a one-for-fifteen reverse stock split effective September 19, 2008. The bid prices below have been adjusted to give retroactive effect to the reverse stock split.

	STOCK BID PRICE
	High	Low
Fiscal 2009
Fourth Quarter (5/29/09)	$0.73	$0.30
Third Quarter (2/27/09)	$0.45	$0.23
Second Quarter (11/28/08)	$1.20	$0.795
First Quarter (8/29/08)	$2.925	$1.065

Fiscal 2008
Fourth Quarter (5/31/08)	$1.95	$1.35
Third Quarter (2/29/08)	$3.00	$1.80
Second Quarter (11/30/07)	$3.90	$2.70
First Quarter (8/31/07)	$8.10	$2.55

Registered Holders of our Common Stock

As of August 19, 2008 we had approximately 91 stockholders of record, although there is a large number of beneficial owners.

Dividends

Since our inception, we have not paid any dividends on our common stock. We have no limit on our ability to pay dividends on our common stock but we do not anticipate that we will pay dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

On June 23, 2009, we issued of secured, convertible promissory notes to a group of investors in the aggregate principal amount of $3,650,000. The number of shares of common stock that could be issued under the Notes as of June 23, 2009 is 4,866,667. The number of shares issued is subject to the amount of accrued and unpaid interest under the Notes. The Notes were sold in private placement transactions to investors located outside the United States, which sales were made pursuant to Regulation S under the Securities Act of 1933, as amended. All sales were exempt from registration under such act pursuant to such regulation. There were no underwriting discounts or commissions.

Recent Repurchases of our Stock

The following table provides information with respect to the shares of common stock repurchased by us during the fourth quarter of fiscal year 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2009 – March 31, 2009	10,000	$0.33	10,000	(2)	2,566,037
April 1, 2009 – April 30, 2009	28,191	$0.40	28,191	(2)	2,537,846
May 1, 2009 – May 31, 2009	4,000	$0.52	4,000	(2)	2,533,846
Total	42,191	$0.39	42,191	(2)	2,533,846

(1)	In February 2009, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.2 million shares of our common stock over a one-year period.
(2)	Represents open market purchases made under the Company’s stock repurchase plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Nanotronics Corp.

The Company, through its subsidiaries, National Hybrid Inc., (“NHI”), API Electronics, Inc., Filtran Limited, TM Systems II Inc., (“TM”), Keytronics, Inc., and API Nanofabrication and Research Corporation (“API NRC”), Cryptek USA Corp., Emcon Emanation Control Limited, Ion Network Solutions and Secure Systems & Technologies Limited (“SST”) is engaged as a prime system contractor in TEMPEST, Ruggedization, Network Security, Communications, and other government services. API is also a leading provider of high technology products, subsystems, systems and component level products. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS) and U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

The Company is engaged in providing innovative design, engineering and manufacturing solutions to customers. The Company is also a manufacturer of electronic components and systems for the defense, aerospace and communications industries, with a developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

Core products produced we produce include: Tempest & Emanation products and services, ruggedized computers and peripherals, network security appliances and software, high-performance microcircuits such as 1553 data bus products, solid state power controllers, Opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

Overview

We are a North American based company focused on the manufacture of specialized electronic components and microelectronic circuits. Our corporate office is located in Toronto, Canada. Overviews of its subsidiaries are discussed below.

•

The National Hybrid Group, which consists of National Hybrid, Inc. and Pace Technology, Inc. of Ronkonkoma, New York, develops and manufactures 1553 data bus products, solid state power controllers, opto-controllers, high density multi-chip modules and custom hybrid micro-circuit of the military/aerospace market and the industrial process control market.

•

API Electronics, Inc. of Hauppauge, New York is a leading designer and manufacturer of power transistors, small signal transistors, tuning diodes, hybrid circuits, resistor/capacitor networks, diodes, and other critical elements with precisely defined functional capabilities for advanced military, industrial, commercial, automotive and medical applications.

•

Filtran Limited of Ottawa, Ontario, Canada, is a leading global supplier of superior quality electronic components to major producers of communications equipment, military hardware, computer peripherals, process control equipment and instrumentation.

•

TM Systems II Inc. of Ronkonkoma, NY (“TM Systems”) has been in business for over 30 years. Its product offerings include naval landing and launching equipment, flight control and signaling systems, radar systems alteration, data communication and test equipment as well as aircraft ground support equipment. TM Systems’ Stabilized Glide Slope Indicator (SGSI) is an electro-hydraulic-optical landing system and is designed for use on air capable and amphibious assault ships.

•

Keytronics Inc. (“Keytronics”), in business since 1971, is a manufacturer of a wide variety of power transformers, reactors, magnetic amplifiers, power supplies and converters and numerous special purpose electronic assemblies, including capacitor modules and medical electronics.

•

API NRC, established in July 2007, possesses a broad range of instruments essential in nanofabrication and materials synthesis and fabrication. API NRC owns a number of proprietary technologies which address market needs in imaging, digital cinema camera technologies, optical communications, as well as in conformal optical coating using proprietary atomic layer deposition (ALD) technologies.

We are continuing our consolidating efforts of reducing our design and manufacturing centers to three facilities from eight, (excluding the four facilities we now operate through the Cryptek acquisition) in order to enhance operational efficiency, including the winding up and relocating of business at certain locations. We started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, New York to the Filtran Limited facility located in Ottawa, Ontario. As of September 30, 2008 the Ogdensburg facility was effectively closed and we have retained a realtor to handle the sale of the building. During the twelve months ended May 31, 2009, we consolidated the Pace operations in Largo, Florida with NHI at Ronkonkoma, New York. Operations at Largo, Florida have ceased and the facility is closed. As of May 31, 2009, we have consolidated the manufacturing of the Endicott, New York facility to both the Ottawa and Ronkonkoma manufacturing facilities. We have hired a realtor to sell the Endicott, New York building. During the twelve months ended May 31, 2009, we incurred restructuring charges totaling $1,076,141.

The current economic slowdown is not expected to have a significant impact on the Company’s near-term earnings as the United States military budget is expected to continue to grow. In addition, our continued strategy to consolidate to three facilities in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

Operating Revenues

Operating revenues of the Company are derived from the sales of electronic components and systems, specifically semiconductors, 1553 data bus products, power controllers, transformers, inductors, filters and mission critical systems. The principal markets for these products are the government and military, commercial equipment, and other replacement parts. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world.

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

Operating Expenses

Operating Expenses consist of selling, general, administrative expenses, research and development and restructuring charges.

Selling, general and administrative expense

Selling, general and administrative expenses include:

•	Compensation and benefit costs for all employees, including sales and customers service, sales commissions, executive, finance and human resource personnel,

•	Compensation related to stock-based awards to employees and directors,

•	Professional services, for accounting, legal, tax, information technology and public relations fees,

•	Rent and related expenses,

•	Restructuring charges related to the consolidation of operations, and

•	Research and development expenses related to the development of next generation nanotechnology based technology and expenses related to developing next generation product through all product lines.

Other Income (Expense)

Other income and (expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities,

•	Interest expense on notes payable, operating loans and capital leases,

•	Gain or losses on disposal of property and equipment, and

•	Gain or loss on foreign currency transactions.

Backlog

Management uses a number of data to measure the growth of the business. A key measure for growth is sales backlog figures:

	As of
	May 31, 2009	May 31, 2008
Backlog by Segment
United States	$11,921,889	$12,101,254
Canada	1,770,202	4,169,100

Overall	$13,692,091	$16,270,354

The Company’s backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. The Canadian operation’s (Filtran) backlog figures was impacted by the re-pricing of product on a major customer account and, to a lesser degree, the effect of the United States/Canadian exchange rate. The United States operations (US Group) backlog is inconsistent due to the nature of their product lines, which includes the design, manufacturing and assembly of long lead items in excess of 6-12 months. We have very little insight on the timing of new contract releases and, as such, the backlog can rise or decrease significantly based on timing.

Results of Operations for the Years Ended May 31, 2009 and 2008

The following discussion of results of operations is a comparison of the Company’s years ended May 31, 2009 and 2008.

Operating Revenue

	Year ended May 31,
	2009	2008	% Change
Sales by Segment
United States	$18,172,487	$21,917,200	-17.1%
Canada	7,564,910	9,044,846	-16.4%

	$25,737,397	$30,962,046	-16.9%

The Company recorded a 16.9% decrease in revenues for the twelve months ended May 31, 2009 over the same period in 2008. The decrease is largely attributed to Filtran having to significantly reduce selling prices to a major customer for products that will be manufactured overseas over the next several quarters. Filtran’s adjusted selling price will continue to impact the Filtran revenues for the next two quarters.

Revenues from our US Group decreased by 8.3% for the twelve months ended May 31, 2009, compared to the same period last year due mainly to a decreases in shipments to United States Military subcontractors.

Geographical Information

	Year ended May 31,
	2009		2008
	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$19,459,782	$9,059,610	$25,031,882	$10,517,078
Canada	1,324,061	1,861,560	1,649,745	2,257,788
United Kingdom	2,449,318	—	2,289,133	—
All Other	2,504,236	—	1,991,286	—

	$25,737,397	$10,921,170	$30,962,046	$12,774,866

The United States Department of Defense and its subcontractors accounts for a significant amount of the Company’s sales revenue as follows:

	Year ended May 31,
	2009	2008
Revenue
United States Department of Defense	8%	9%
United States Department of Defense subcontractors	63%	70%

Operating Expenses

Cost of Revenue and Gross Profit

	Year ended May 31,
	2009	2008	% Change
Gross Profit by Segment Company
United States	27.1%	18.1%	9.0%
Canada	15.4%	16.9%	(1.5)%
Overall	23.6%	17.7%	5.9%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Our overall gross profit margin was 23.6% for the twelve months ended May 31, 2009, an increase of 5.9% from the twelve months ended May 31, 2008. The increase is attributed to several factors. First, we took a charge for inventory reserve of approximately $2,800,000 in 2008 compared to approximately $20,000 for the twelve months ended May 31, 2009. This is offset by our taking a restructuring charge of approximately $876,000 during the twelve months ended May 31, 2009 related to the Company’s initiative to consolidate operations into three manufacturing facilities from eight.

The major components of cost of sales for the years ended May 31 are as follows:

	2009	% of sales	2008	% of sales
Materials Used	$7,279,695	28.3%	$8,231,512	26.6%
Inventory Reserve	$22,488	0.1%	$2,819,263	9.1%
Manufacturing Labor	$3,912,395	15.2%	$5,276,923	17.0%
Manufacturing Overhead	$8,446,911	32.8%	$9,160,876	29.6%

Cost of Sales	$19,661,489	76.4%	$25,488,574	82.3%

Cost of Sales before Restructuring charges	$18,785,348	73.0%	$25,488,574	82.3%

As a percentage of sales, for the year ended May 31, 2009 materials decreased by 1.7% compared to May 31, 2008. Inventory reserve provision decreased significantly to 0.1% compared to 9.1% for the year ended May 31, 2008 as the Company felt it had adequately reserved for obsolete and slow moving inventory. Manufacturing labor decreased by 1.8% compared to the year ended May 31, 2008. Manufacturing overhead increased by 3.2% compared to May 31, 2008.

Selling Expenses

Selling expenses decreased to $2,162,829 for the year ended May 31, 2009 from $2,412,618 for the year ended May 31, 2008. As a percentage of sales, selling expenses were 8.4% for the year, a percentage increase of .06% from 7.8% for the year ended May 31, 2008.

The major components of selling expenses are as follows:

	Year ended May 31,
	2009	% of sales	2008	% of sales
Payroll Expense—Sales	$823,368	3.1%	$810,501	2.6%
Commissions Expense	$825,279	3.2%	$844,547	2.7%

General and Administrative Expenses

General and administrative expenses increased by $183,616 to $6,293,341 for the twelve months ended May 31, 2009 from $6,109,725 the twelve months ended May 31, 2008.

The major components of general and administrative expenses are as follows:

	Year ended May 31,
	2009	2008	$ Change
Officer Salary	$1,666,258	$1,419,329	$246,929
Professional Services	$1,073,425	$1,243,354	$(169,929)
Accounting and Administration	$1,386,628	$1,273,074	$113,554

Officer salaries expense increased to $1,666,258 for the twelve months ended May 31, 2009 from $1,419,329 for the twelve months ended May 31, 2008, an increase of $246,929. The increase is primarily attributed to compensation related to the Company’s CEO being included for the full twelve months in 2009 compared to approximately one month in 2008 and due to bonuses for fiscal 2009 equaling approximately $200,000.

Professional services include legal, accounting, audit and taxation services. These expenses decreased by $169,929 for the twelve months ended May 31, 2009. The decrease is primarily a result of decreased audit and legal expenses.

Accounting and administrative salaries increased by $113,554 for the twelve months ended May 31, 2009. The increase is largely a result of reclassification of salaries related to administrative departments.

Research and Development Expenses

Research and development increased to $4,231,994 for the year ended May 31, 2009 from $3,453,860 for the year ended May 31, 2008. The increase is due primarily to an increase of research and development expenses in the amount of approximately $708,000 at API NRC. API NRC’s Somerset, New Jersey facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. Management believes these capabilities will expand the Company’s abilities to better serve its current customers, to develop new electronic products and will open possibilities for new business based on hybrid optics. This facility is the centerpiece of the Company’s research and development program.

Research and development expenses also increased by approximately $70,000 at National Hybrid Group as it continued to develop next generation products for its entire product line including the 1553 data bus, solid state power controller and high density multi-chip modules.

We expect to maintain current levels of research and development investment in anticipation that it will deliver next generation products using research conducted at the API NRC facility, impacting the wide range of current products we sell and generating new product possibilities.

Operating Loss

The Company posted an operating loss for the twelve months ended May 31, 2009 of $6,812,256 compared to a loss of $6,502,731 for the twelve months ended May 31, 2008. The increase of $309,525 in operating loss is attributed to the decrease in revenues of 16.9% combined with an increase in research and development expenses of approximately $800,000 compared to the same period in 2008, and restructuring charges of approximately $1,100,000, compared to no charge for the same period last year offset by a decrease in charges for inventory reserve of approximately $2,800,000. The restructuring charges are related to the Company’s initiative to consolidate operations into four facilities from eight.

Other (Income) And Expense

Total other income for the twelve months ended May 31, 2009 amounted to $472,027, compared to other expenses of $279,011 for the twelve months ended May 31, 2008.

The increase is largely attributable to a decrease in interest expense of approximately $300,000, compared to the same period in 2008, and to a foreign currency translation gain of $424,861 for the twelve months ended May 31, 2009 versus a gain of $64,234 for the twelve months ended May 31, 2008.

Income Taxes

Income taxes amounted to an expense of $104,308 for the twelve months ended May 31, 2009, compared to a income tax benefit of $215,633 for the twelve months ended May 31, 2008.

We have net operating loss carryforwards of approximately $5,047,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000, $68,000, $3,407,000 and $1,502,000 in 2010, 2012, 2017, 2028 and 2029 respectively.

Net Loss

The Company incurred a net loss for the twelve months ended May 31, 2009 of $6,444,537, compared to a net loss of $6,566,110 for the twelve months ended May 31, 2008. The decrease in net loss compared to the same period in 2008 is attributed to a decrease in inventory reserve charges of approximately $2,800,000, and increase in other income of approximately $750,000, offset by a 16.9% decrease in revenues, an increase in research and development expenses of approximately $800,000 and restructuring charges of approximately $1,100,000.

Liquidity and Capital Resources

Year Ended May 31, 2009 compared to the Year Ended May 31, 2008

Liquidity

At May 31, 2009, we held cash of $2,429,928 compared to $2,667,109 at May 31, 2008.

At May 31, 2009 our working capital was sufficient to meet our current requirements.

Inventory decreased 19.9% from $7,353,596 at May 31, 2008 to $5,888,435 at May 31, 2009. This decrease was largely due to reduced revenues of 16.9% as the requirement to purchase raw materials and manufacture finished goods inventory decreased.

Accounts receivable decreased from $4,544,860 at May 31, 2008 to $3,651,665 at May 31, 2009 as a result in revenues decreasing by approximately 17%.

Bank indebtedness decreased to $0 at May 31, 2009 from $310,458 at May 31, 2008. The decrease in bank indebtedness is related to Filtran and API Electronics Inc. paying down their line of credit due to increases in cash from operations.

Long-term debt (current and long-term portion) decreased from $113,851 at May 31, 2008 to $89,748 at May 31, 2009 due to payment on a note payable related to the acquisition of the assets of Sensonics in 2005.

Total assets decreased to $24,153,310 at May 31, 2009 from $29,519,296 at May 31, 2008. The decrease is attributed to the operating loss during the twelve months ended May 31, 2009.

Operating, Investing and Financing Activities

Cash used by operating activities was $936,261 for the twelve months ended May 31, 2009, compared to net cash used by operations of $1,481,367 for the twelve months ended May 31, 2008, a reduction of approximately $545,000 in cash used by operations. The improvement is related to reduced net loss of approximately $122,000 and non-cash adjustments to net loss of approximately $454,000.

Investing activities for the twelve months ended May 31, 2009 consisted of fixed asset purchases of $396,877 (2008—$798,705), costs incurred for patents of $366,989 (2008—$962,300), cash from the sale of fixed assets for $785,742 ($0—2008) and no use of cash for other asset acquisitions (2008—$4,045,671).

Financing activities included net proceeds of $1,550,000 (2008-$7,750,000) from the issuance of common shares. These amounts are offset by the repurchase of approximately $210,000 ($0—2008) in common shares, repayments of long-term debt $24,596 (2008—$457,564), repayment of bank indebtedness of $310,458 (2008—$337,762) and repayment of capital lease obligations of $6,539 (2008—$8,164).

Capital Resources

The Company’s US Group closed its working capital line of credit of $500,000 in January 2009. At May 31, 2008, the US Group had a balance of $270,147 against this line.

Filtran has a line of credit of approximately $900,000 (Cdn $1,000,000). At May 31, 2009, the Canadian operations had no outstanding balance (May 31, 2008—$40,311). The interest rate on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease capital purchases at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a first collateral mortgage on the Filtran assets and building. The line is subject to annual renewal on May 31, 2010.

On July 7, 2009, API Cryptek, Inc. (“API Cryptek”), a newly formed subsidiary of the Company acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”) through foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000 (the “Loan Documents”). The purchase of the Loan Documents was financed with cash from corporate funds and proceeds of $3,650,00 from a private placement of secured convertible promissory notes completed June 23, 2009.

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

Principles of Consolidation

The consolidated financial statements include the accounts of API Nanotronics Corp., together with its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. At May 31, 2008 and May 31, 2009, we performed an analysis of our inventory at each operating division, based on assumptions about future demand, product mix and possible alternative uses. Each analysis concluded that: (i) an adjustment should be recorded for any inventory item that had not been moved for the last 12 months, and (ii) an adjustment should be recorded for any item in our inventory that did not have a current order outstanding or any item that we identified as not being expected to be sold over the next 12 months based on the information we had at the time. We will continue to periodically review and analyze our inventory management systems, and conduct inventory impairment testing annually. At May 31, 2009 and May 31, 2008 inventory reserve for obsolete and slow moving inventory was approximately $2,378,000 and $2,819,000, respectively.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there was an impairment of long-lived assets of approximately $200,000 related to the assets available for sale as a result of the restructuring, as of May 31, 2009.

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

The Goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran and Filtran Inc., which was completed in 2002. We perform goodwill impairment testing under the provisions of statement of Financial Accounting Standards no. 142, using the discounted future cash flows technique as provided by the FASB Concepts Statements No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of May 31, 2009 and 2008.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight-line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents	Life of the patents

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

Non-Contract Revenue

We recognize non-contract revenue when it is realized or realizable and earned. We consider non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped and risk of loss and ownership has transferred to the client.

Deferred Revenue

We defer revenue when payment is received in advance of the service or product being shipped or delivered (see Contract Revenue and Non-Contract Revenue above).

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. We have accrued approximately $81,000 and $108,000, in warranty liability as of May 31, 2009 and May 31, 2008, respectively, which has been included in accounts payable and accrued expenses.

Research and Development

Research and development expenses are recorded when incurred.

Stock-Based Compensation Plans

The Company follows SFAS 123R which revised SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R required that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Security and Exchange Commission (“SEC”) included in Staff Accounting Bulletins (“SAB”) No. 107 and No. 110. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

The United States Department of Defense (directly and through subcontractors) accounts for approximately 71 percent and 79 percent for 2009 and 2008, respectively, of the Company’s revenue.

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

Effects of Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company will adopt SFAS No. 165 for the quarter ended August 31, 2009.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect on the Company’s consolidated financial positions, results of operations and cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2—Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until June 1, 2009. The Company is evaluating the impact, if any, this deferral will have on its non-financial assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using In derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements to locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a significant impact on the consolidated results of operations or financial position of the Company.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2009. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements

Off-Balance Sheet Arrangements

During 2009 and 2008, the Company did not use off-balance sheet arrangements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements are included in this Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of May 31, 2009. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the fiscal year ended May 31, 2009, there have been no changes in the our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act by not later than September 28, 2009. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Description of Business—Executive Officers.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). A copy of the Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation, as amended (incorporated by reference from the Company’s Form 10-Q filed with the SEC on April 14, 2009).

3.2	By-laws (incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 27, 2006).

*10.1	Compensation Arrangement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed with the SEC on March 29, 2006).

*10.2	Option Agreement between the Company and Donald A. Wright (incorporated by reference from the Company’s Form 8-K filed with the SEC March 29, 2006).

10.3	Support Agreement dated February 6, 2006 among API Nanotronics Corp. and RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on February 6, 2006).

10.4	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp., RVI Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on February 6, 2006).

10.5	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on February 6, 2006).

*10.6	API Nanotronics Corp. 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 26, 2006).

*10.7	Executive Employment Agreement between the Company and Martin Moskovits dated as of February 14, 2007 (incorporated by reference from Current Report on Form 8-K filed with the SEC on February 15, 2007).

*10.8	Non-Statutory Stock Option Agreement dated July 2, 2007 between the Company and Jonathan Pollack (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on August 22, 2007).

*10.9	Non-Statutory Stock Option Agreement dated July 2, 2007 between the Company and Arthur Cape (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on August 22, 2007).

*10.10	Incentive Stock Option Agreement dated May 30, 2008 between the Company and Claudio Mannarino (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

*10.11	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Phillip DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on August 22, 2007).

*10.12	Notice and Agreement of Grant of Stock Warrant dated November 6, 2006 between the Company and Jason DeZwirek (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on August 22, 2007).

*10.13	Non-Statutory Stock Option Agreement, dated May 30, 2008, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

*10.14	Notice and Agreement of Grant of Stock Option, dated May 30, 2008, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

*10.15	Notice and Agreement of Grant of Stock Option, dated May 30, 2008, between the Company and Martin Moskovits (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

*10.16	The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed with the SEC on June 22, 2007).

10.17	Lease, dated July 19, 2007, between Franklin Cottontail LLC and API Nanofabrication and Research Corporation and Guaranty of Lease by API Nanotronics Corp. (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on August 22, 2007).

*10.18	Executive Employment Agreement dated March 3, 2008 between API Nanotronics Corp. and Stephen Pudles (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

*10.19	Stock Option Agreement dated April 22, 2008, between the Company and Stephen Pudles (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

*10.20	Agreement, General Release and Confidentiality Statement dated May 11, 2009 between API Nanotronics Corp. and Thomas Mills, Sr. (incorporated by reference from the Company’s Form 8-K filed with the SEC on May 14, 2009).

10.21	Form of investor notes issued in the aggregate amount of $3,600,000 dated as of June 23, 2009 (filed herewith).

10.22	Security Agreement dated as of June 23, 2009 among API Nanotronics Corp., the subsidiaries party to the agreement and Icarus Investment Corp. (filed herewith).

10.23	Loan Purchase Agreement between API Cryptek, Inc. and Wachovia Bank, National Association and Wachovia Capital Finance Corporation (Canada) dated June 23, 2009 (filed herewith).

14	Code of Ethics for the Company Directors, Officers, Employees and Agents including Principal Executive, Senior Financial Officers and Other Designated Officers (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of WithumSmith + Brown, PC (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*	Management contracts, compensation plans, or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

/S/ STEPHEN PUDLES
Stephen Pudles,
Chief Executive Officer

Dated: August 27, 2009

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ STEPHEN PUDLES Stephen Pudles, Chief Executive Officer	August 27, 2009

Principal Financial and Accounting Officer

/S/ CLAUDIO MANNARINO Claudio Mannarino Vice President-Finance and Chief Financial Officer	August 27, 2009

/S/ PHILLIP DEZWIREK Phillip DeZwirek Chairman, Director and Treasurer	August 27, 2009

/S/ JASON DEZWIREK Jason DeZwirek, Director and Secretary	August 27, 2009

/S/ DONALD A. WRIGHT Donald A. Wright, Director	August 27, 2009

/S/ ARTHUR CAPE Arthur Cape, Director	August 27, 2009

/S/ JONATHAN POLLACK Jonathan Pollack, Director	August 27, 2009

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Nanotronics Corp.

We have audited the consolidated balance sheets of API Nanotronics Corp. as of May 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Nanotronics Corp. as of May 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) as of June 1, 2007.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

August 27, 2009

API NANOTRONICS CORP.

Consolidated Balance Sheets

	May 31, 2009	May 31, 2008
Assets
Current
Cash and cash equivalents	$2,429,928	$2,667,109
Marketable securities, at fair value	129,085	461,806
Accounts receivable, less allowance for doubtful accounts of $85,152 and $69,576 at May 31, 2009 and 2008, respectively	3,651,665	4,544,860
Inventories, net (note 2)	5,888,435	7,353,596
Deferred income taxes	186,630	790,906
Prepaid expenses and other current assets	319,237	355,044

	12,604,980	16,173,321
Fixed assets, net	5,807,057	10,174,021
Fixed assets held for sale (note 2)	2,493,986	—
Deferred income taxes	627,160	571,109
Goodwill	1,130,906	1,130,906
Intangible assets, net	1,489,221	1,469,939

	$24,153,310	$29,519,296

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$—	$310,458
Accounts payable and accrued expenses	4,008,566	3,867,449
Deferred revenue	228,734	—
Deferred income taxes	24,922	39,865
Current portion of long-term debt	89,748	113,851
Current portion of capital leases payable	6,548	6,539

	4,358,518	4,338,162
Deferred income taxes	788,844	1,230,573
Capital leases payable, net of current portion	12,159	18,706

	5,159,521	5,587,441

Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 31,753,865 and 32,466,224 shares issued and outstanding at May 31, 2009 and 2008, respectively)	31,754	32,467
Special voting stock ($0.001 par value, 1 share authorized, issued and outstanding at May 31, 2009 and 2008)	—	—
Additional paid-in capital	35,179,191	34,470,100
Subscription receivable—common stock	—	(1,550,000)
Accumulated deficit	(16,462,414)	(10,017,877)
Accumulated other comprehensive income:
Currency translation adjustment	141,677	621,174
Unrealized gain on marketable securities, net of tax	103,581	375,991

Total accumulated other comprehensive income	245,258	997,165

	18,993,789	23,931,855

	$24,153,310	$29,519,296

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	Year ended May 31, 2009	Year ended May 31, 2008
Revenue, net	$25,737,397	$30,962,046
Cost of revenues	18,762,860	22,669,311
Restructuring charges (note 21)	876,141	—
Provision for obsolete and slow moving inventory (note 2)	22,488	2,819,263

Total cost of revenues	19,661,489	25,488,574

Gross profit	6,075,908	5,473,472

Operating expenses
General and administrative	6,293,341	6,109,725
Restructuring charges (note 21)	200,000	—
Research and development	4,231,994	3,453,860
Selling expenses	2,162,829	2,412,618

	12,888,164	11,976,203

Operating loss	(6,812,256)	(6,502,731)
Other (income) expenses
Interest (income) expense, net	(47,166)	343,245
Gain on foreign currency transactions, net	(424,861)	(64,234)

	(472,027)	279,011

Loss before income taxes	(6,340,229)	(6,781,742)
Provision for (benefit from) income taxes	104,308	(215,632)

Net loss	$(6,444,537)	$(6,566,110)

Loss per share—Basic	$(0.19)	$(0.26)

Loss per share—Diluted	$(0.19)	$(0.26)

Weighted average shares outstanding
Basic	34,816,989	24,842,847
Diluted	34,816,989	24,842,847

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription receivable— common stock	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2007	21,664,924	$21,665	$24,240,309	$—	$(3,451,767)	$1,169,260	$21,979,467
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 14)	1,300	2	(2)	—	—	—	—
Stock based compensation expense	—	—	940,593	—	—	—	940,593
Common stock issued	10,800,000	10,800	9,289,200	(1,550,000)	—	—	7,750,000
Net loss for the period	—	—	—	—	(6,566,110)	—	(6,566,110)
Foreign currency translation adjustment	—	—	—	—	—	(163,670)	(163,670)
Unrealized gain(loss) on marketable securities—net of taxes	—	—	—	—	—	(8,425)	(8,425)

Total comprehensive loss	—	—	—	—			(6,738,205)

Balance at May 31, 2008	32,466,224	$32,467	$34,470,100	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855

API NANOTRONICS CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription receivable— common Stock	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2008	32,466,224	$32,467	$34,470,100	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 14)	463	—	—	—	—	—	—
Stock-based compensation expense	—	—	918,081	—	—	—	918,081
Share repurchase	(712,822)	(713)	(208,990)	—	—	—	(209,703)
Stock subscription received	—	—	—	1,550,000	—	—	1,550,000
Net loss for the period	—	—	—	—	(6,444,537)	—	(6,444,537)
Foreign currency translation adjustment	—	—	—	—	—	(479,497)	(479,497)
Unrealized (loss) on marketable securities—net of taxes	—	—	—	—	—	(272,410)	(272,410)

Total comprehensive loss							(7,196,444)

Balance at May 31, 2009	31,753,865	$31,754	$35,179,191	$—	$(16,462,414)	$245,258	$18,993,789

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	Years ended May 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,444,537)	$(6,566,110)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,329,264	1,196,440
Provision for inventory reserve	22,488	2,819,263
Write down of fixed assets	212,959	—
Stock based compensation	918,081	940,593
Loss on sale of assets	263,468	—
Deferred income taxes (benefit)	66,627	(189,458)
Changes in operating assets and liabilities
Accounts receivable	761,648	(835,158)
Inventories	1,299,368	188,010
Prepaid expenses and other current assets	203,274	132,590
Accounts payable and accrued expenses	202,365	832,463
Deferred revenue	228,734	—

Net cash used by operating activities	(936,261)	(1,481,367)
Cash flows from investing activities
Purchase of fixed assets	(396,877)	(798,705)
Purchase of patents	(366,989)	(962,300)
Proceeds from sale of fixed assets (note 2)	785,742	—
Asset acquisitions	—	(4,045,671)
Proceeds from life insurance	—	134,164

Net cash provided (used) by investing activities	21,876	(5,672,512)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	1,550,000	7,750,000
Repurchase of common shares	(209,703)	—
Short term borrowings advances (repayments), net	(310,458)	(337,762)
Repayment of obligations—capital lease	(6,539)	(8,164)
Repayment of long term debt	(24,596)	(4,357,564)
Net proceeds—long-term debt, related party	—	4,000,000

Net cash provided by financing activities	998,704	7,046,510
Effect of exchange rate on cash and cash equivalents	(321,500)	(502,990)

Net decrease in cash and cash equivalents	(237,181)	(610,359)
Cash and cash equivalents, beginning of year	2,667,109	3,277,468

Cash and cash equivalents, end of year	$2,429,928	$2,667,109

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

The Company designs and manufactures high reliability engineered solutions, systems, subsystems, semiconductor and microelectronics circuits for military, aerospace and commercial applications. The Company, through the July 7, 2009 acquisition (see Note 23), has expanded its manufacturing and design of military products to include ruggedized computer products, network security appliances, TEMPEST Emanation prevention products, filters, transformers, inductors, high-performance microcircuits, custom hybrid microcircuits and custom power supplies for land and amphibious combat systems, mission critical information systems and technologies, shipbuilding and marine systems, and business aviation. The Company continues to position itself as a total engineered Solution provider to various world governments, as well as military, defense, avionics and homeland security contractors.

On September 19, 2008, API Nanotronics effected a 1-for-15 reverse stock split of its common stock. Since retained earnings were in a deficit position, the stock’s par value was capitalized from additional paid-in capital. Each stockholder of record at the close of business on September 19, 2008 received one share for every fifteen outstanding shares held on that date. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post reverse split number of shares.

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

Marketable Securities

On June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The adoption of this pronouncement did not have a material impact on our consolidated results of operations or financial position (see Note 5).

The Company’s investments in marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value using a market participant approach, with any unrealized holding gains

API Nanotronics Corp.

Notes to Consolidated Financial Statements

and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale are classified in the consolidated balance sheets as current assets.

The cost of each specific security sold is used to compute realized gains or losses on the sale of securities available for sale.

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. At May 31, 2009 and May 31, 2008 the Company performed an analysis of our inventory at each operating division, based on assumptions about future demand, product mix and possible alternative uses. Each analysis concluded that: (i) an adjustment should be recorded for any inventory item that had not been moved for the last 12 months, and (ii) an adjustment should be recorded for any item in our inventory that did not have a current order outstanding or any item that we identified as not being expected to be sold over the next 12 months based on the information we had at the time. The Company will continue to periodically review and analyze our inventory management systems, and conduct inventory impairment testing annually. At May 31, 2009 and May 31, 2008 inventory reserve for obsolete and slow moving inventory was approximately $2,378,000 and $2,819,000, respectively.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis
Buildings and buildings and leasehold improvements	20 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 to 10 years
Vehicles	3 years

Betterments are capitalized and amortized by the Company, using the same amortization basis as the underlying assets over the remaining useful life of the original asset. Betterments will include renovations, major repairs and upgrades that will increase the service of a fixed asset and extend the useful life. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. As of May 31, 2009, of the $2,566,000 of fixed assets acquired in conjunction with the National Hybrid Group acquisition in 2007, approximately $1,796,000 was placed into service and approximately $770,000 was sold during the twelve months ended May 31, 2009.

Fixed Assets Held for Sale

Assets held for sale have been classified as held for sale in the consolidated balance sheets at May 31, 2009. The Company estimated the fair value of the net assets to be sold at approximately $2,500,000 based upon preliminary sales negotiations. The amount reflects a $200,000 impairment charge taken during the year ended May 31, 2009 (see Note 21).

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

The goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002. The Company performs goodwill impairment testing under the provisions of statement of Financial Accounting Standards no. 142, using the discounted future cash flows technique as provided by the FASB Concepts Statements No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of May 31, 2009 and May 31, 2008.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents	15-20 years

Long Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there was an impairment of long-lived assets of approximately $200,000 related to the fixed assets held for sale as a result of the restructuring and recorded an impairment charge during the year ended May 31, 2009.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The Company’s valuation allowance was taken on the deferred tax assets of certain non-performing subsidiaries to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, we applied guidance pursuant to SFAS 109, including paragraphs 20 through 25, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which we expect to increase the taxable income over future periods. In view of the current increase in losses we have provided for 100% valuation allowance resulting in no deferred tax assets on net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of our short-term strategies and overall global economic conditions.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2009, 2008, 2007 and 2006.

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. At May 31, 2009 the Company had deferred revenues of $228,734, compared to $0 at May 31, 2008.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $81,000 and $108,000, in warranty liability as of May 31, 2009 and May 31, 2008, respectively, which has been included in accounts payable and accrued expenses.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Research and Development

Research and development expenses are recorded when incurred.

Stock-Based Compensation

The Company follows SFAS 123R which revised SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company has also considered the related guidance of the Security and Exchange Commission (“SEC”) included in Staff Accounting Bulletins (“SAB”) No. 107 and No. 110. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

Advertising Costs

Advertising costs are expensed as incurred. During the years ended May 31, 2009 and 2008, advertising expense was $263,564 and $292,416, respectively.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced collection issue with the institutions.

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 71% and 79% for 2009 and 2008, respectively, of the Company’s revenue. One customer represented approximately 16% and 17% of revenues respectively for the twelve months ended May 31, 2009 and May 31, 2008, respectively. No customers represented over 10% of accounts receivable as at May 31, 2009, and May 31, 2008.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. (see Note 18)

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities, is shown in the Statement of Changes in Shareholders’ Equity.

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require

API Nanotronics Corp.

Notes to Consolidated Financial Statements

disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company will adopt SFAS No. 165 for the quarter ended August 31, 2009.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect on the Company’s consolidated financial positions, results of operations and cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2—Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until June 1, 2009. The Company is evaluating the impact, if any, this deferral will have on its non-financial assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using In derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements to locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2009. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

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

The Company borrowed the $4,000,000 pursuant to a promissory note (the “Note”) from a member of the Board of Directors who is also the Secretary of the Company (see Note 11). The Note had a 61 month term, with 12% per annum. The loan and interest was repaid during the year ended May 31, 2008.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

5. MARKETABLE SECURITIES

Marketable securities, which are classified as available for sale, consisted of the following at May 31 and are included in current assets:

	2009		2008
	Cost	Market	Cost	Market
Shares in Canadian venture issuers	$2,674	$129,085	$2,944	$461,806

Pursuant to the requirements of SFAS 157, the Company has provided fair value disclosure information for relevant assets and liabilities in these consolidated financial statements. The following table summarizes assets which have been accounted for at fair value on a recurring basis as of May 31, 2009:

	Total	Quoted Prices in Active Markets (Level 1)
Marketable equity securities	$129,085	$129,085

Total	$129,085	$129,085

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

Gross unrealized holding gains amounted to $126,411 and $458,862, respectively at May 31, 2009 and 2008.

6. INVENTORIES

Inventories consisted of the following as of May 31:

	2009	2008
Raw materials	$4,959,254	$4,891,161
Work in progress	1,369,842	2,110,371
Finished goods	1,938,139	3,171,327
Less: Provision for obsolete and slow moving inventory	(2,378,800)	(2,819,263)

Total	$5,888,435	$7,353,596

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

Reserve for obsolete and slow moving inventory was $2,378,800 and $2,819,263 as of May 31, 2009 and May 31, 2008, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

7. FIXED ASSETS

Fixed assets consisted of the following as of May 31:

	2009
	Cost	Accumulated Depreciation	Net Book Value
Land	$147,875	$—	$147,875
Buildings and leasehold improvements	1,344,479	461,201	883,278
Computer equipment	340,092	262,228	77,864
Furniture and fixtures	461,204	349,196	112,008
Machinery and equipment	8,072,929	3,488,119	4,584,810
Vehicles	29,582	28,360	1,222

Fixed assets, net	$10,396,161	$4,589,104	$5,807,057

	2008
	Cost	Accumulated Depreciation	Net Book Value
Land	$1,375,482	$—	$1,375,482
Buildings and leasehold improvements	3,158,358	754,942	2,403,416
Computer equipment	310,884	182,407	128,477
Furniture and fixtures	462,951	304,827	158,124
Machinery and equipment	8,965,002	2,863,277	6,101,725
Vehicles	29,582	22,785	6,797

Fixed assets, net	$14,302,259	$4,128,238	$10,174,021

Depreciation expense amounted to $917,210 and $761,625 for the years ended May 31, 2009 and 2008, respectively. Included in these amounts are $6,420 and $8,386 of amortization of assets under capital lease for the years ended May 31, 2009 and 2008, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at May 31:

	2009	2008
Goodwill not subject to amortization:
Beginning balance, net	$1,130,906	$1,130,906

Ending balance, net	$1,130,906	$1,130,906

	2009	2008
Intangible assets subject to amortization:
Non-compete agreements	$951,100	$951,100
Less: Accumulated amortization	(951,100)	(951,100)
Customer contracts	1,831,784	1,831,784
Less: Accumulated amortization	(1,811,319)	(1,558,847)
Computer software	423,684	358,952
Less: Accumulated amortization	(214,541)	(124,250)
Patents	1,329,288	962,300
Less: Accumulated amortization	(69,675)	0

	$1,489,221	$1,469,939

Amortization expense amounted to $412,054, and $434,815 for the years ended May 31, 2009 and 2008, respectively. Amortization expense is expected to be approximately $81,000, $86,000, $89,000, $91,000 and $94,000 for the years ending May 31, 2010, 2011, 2012, 2013 and 2014, respectively.

9. SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at May 31:

	2009	2008
The Company’s wholly owned subsidiary, API Electronics had a working capital line of credit of $500,000. The credit is secured by all of its assets pursuant to a general security agreement. The bank indebtedness is due on demand and bears interest at US prime plus 1%. The line was closed in January 2009	$—	$270,147
The Company’s wholly owned subsidiary, Filtran Limited has a working capital line of credit in the amount of approximately $900,000 ($1,000,000 Cdn$) with a major Canadian bank. The interest on any borrowed funds is charged at Canadian prime. The agreement also allows Filtran to lease an asset at Canadian prime plus 1% up to $33,000. The lender has a general security agreement and a 1st Collateral Mortgage on Filtran’s assets and building. The line is subject to an annual renewal provision on May 31, 2010	—	40,311

Total	$—	$310,458

At May 31, 2009 and 2008, the US prime rate was 2.25 and 5.00 percent per annum, respectively, and the Canadian prime rate was 3.25 and 3.25 percent per annum, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at May 31:

	2009	2008
Accounts payable and accrued expenses	$2,906,388	$3,086,784
Wage and vacation accrual	1,034,997	676,944
Audit and accounting fees	67,181	103,721

Total	$4,008,566	$3,867,449

11. LONG-TERM DEBT

Long-term debt consisted of the following at May 31:

	2009	2008
Promissory note, repayable based on 25% of the gross profit earned by the Company on all orders or contracts received by it on or after August 29, 2005, for product previously manufactured or sold by Sensonics. Non-interest bearing	$89,748	$113,851
Less: Current Portion	89,748	113,851

Long-term debt, net of current portion	$—	$—

12. OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment under various capital leases expiring by February 2012. The asset and liability under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

A summary of property held under capital leases and included in Note 7, is as follows:

	May 31,
	2009	2008
Equipment	$32,100	$45,020
Less: Accumulated amortization	8,560	16,875

Equipment, net	$23,540	$28,145

Obligations under capital leases consist of the following:

	May 31,
	2009	2008
Equipment capital leases, with monthly lease payments of $651 and $866 for 2009 and 2008, respectively, including interest at approximately 8%, secured by the leased assets.	$18,707	$25,245
Less: Current maturities	6,548	6,539

Obligations under capital leases, less current maturities	$12,159	$18,706

API Nanotronics Corp.

Notes to Consolidated Financial Statements

Future minimum lease payments for the next five years are as follows:

Year	Amount
2010	$7,808
2011	7,808
2012	5,856
2013	—
2014	—

21,472
Less: Imputed Interest	2,765

$18,707

13. INCOME TAXES

The geographical sources of loss before income taxes for the years ended May 31, 2009 and 2008 were as follows:

	2009	2008
Loss before income taxes (benefit):
Unites States	$(5,675,599)	$(6,398,202)
Non-United States	(664,630)	(383,540)

Total	$(6,340,229)	$(6,781,742)

The income tax provision (benefit) is summarized as follows:

	2009	2008
Current:
Unites States	$12,759	$(38,119)
Non-United States	24,922	—

	37,681	(38,119)

Deferred:
Unites States	—	—
Non-United States	66,627	(177,514)

	66,627	(177,514)

Income tax provision (benefit)	$104,308	$(215,633)

The consolidated effective tax (benefit) rate (as a percentage of income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

	2009	2008
U.S. federal statutory tax rate (benefit)	(34.0)%	(34.0)%
Non-deductible expenses	(1.1)	47.7
Change in valuation allowance	72.3	(42.8)
Other items, net	(38.9)	26.0

Effective tax rate (benefit)	(1.7)%	(3.1)%

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The components of deferred taxes are as follows:

	2009	2008
Future income tax assets
Loss carryforwards	$3,039,246	$1,317,626
Other	19,531	75,532
Unrealized foreign exchange loss	496,136	578,469
Marketable securities	52,932	79,853
Intangible assets	536,967	508,813
Stock based compensation	1,124,217	880,530
Inventory	469,563	840,749
Capital assets	90,192	62,297

	5,828,784	4,343,869

Future income tax liabilities
Capital assets	(788,838)	(1,217,604)
Intangibles	—	(12,969)
Other	(24,922)	(119,718)

	(813,760)	(1,350,921)

Valuation Allowance	(5,015,000)	(2,902,000)

	$24	$91,578

	2009	2008
Analysis of changes in deferred taxes
Income statement effect	$66,627	$(177,514)
Liabilities in connection with acquisition of National Hybrid	—	243,507
Other comprehensive income effect	(60,311)	8,425
Cumulative translation adjustment	(97,414)	198,731

Change in deferred taxes	$(91,098)	$273,149

	2009	2008
Balance sheet presentation
Deferred income tax assets – current	$186,630	$790,906
Deferred income tax assets – long-term	627,160	571,110
Deferred income tax liability – current	(24,922)	(39,865)
Deferred tax liabilities – long-term	(788,844)	(1,230,573)

Net deferred tax liabilities	$24	$(91,578)

At May 31, 2009, the accompanying consolidated financial statements include $106,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $2,933,000. At May 31, 2008, the accompanying consolidated financial statements include $104,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $1,214,000.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The valuation allowance as of May 31, 2009 totaled $5,015,000 which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities. The valuation allowance as of May 31, 2008 totaled $2,902,000 which consisted principally of established reserves for deferred tax assets of foreign entities.

The Company has not provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

The American Jobs Creation Act of 2004 (the “Act”), which was enacted during the fourth quarter of 2004, creates a temporary incentive for U.S. corporations to repatriate accumulated earnings of non-U.S. subsidiaries by providing an 85 percent deduction for certain dividends from controlled foreign corporations. the Company continues to evaluate the provisions of the new tax law and, as of the current date, as final guidance has not been issued, management cannot reasonably estimate the amount, if any, of repatriations which would be subject to temporary tax relief. In accordance with FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” the tax deduction, if any, will be recorded in the period in which the effect becomes estimable.

The Company and its subsidiaries have net operating loss carryforwards of approximately $5,047,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000, $68,000, $3,407,000 and $1,502,000 in 2010, 2012, 2017, 2028 and 2029 respectively.

As of May 31, 2009, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2006-2009 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2006-2009 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of February 28, 2009,

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(i) API Nanotronics had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,517 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on 165,177 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued, but is obligated to issue, 2,503,911 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates.

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

On September 19, 2008, the Company filed a Certificate of Amendment of Certificate of Incorporation which authorized the issuance of 100,000,001 shares of stock consisting of 100,000,000 shares of common stock with a par value of $0.0001 per share and one share of Special Voting Stock with a par value of $0.01 per share and effected a one-for-fifteen reverse stock split of its common stock. All the references to number of shares presented in these consolidated financial statements have been adjusted to reflect the post reverse split number of shares.

On February 9, 2009, the Company authorized a program to repurchase up to 10% of its common stock over the next 12 months. As of May 31, 2009, the Company repurchased 712,822 of its common stock for proceeds of $209,703.

On February 27, 2009, the Company filed with the Secretary of State of Delaware a Certificate of Correction of Certificate of Amendment of Certificate of Incorporation to correct the number of authorized shares listed from 1,000,000,001 to 100,000,001 and the authorized shares of common stock from 1,000,000,000 to 100,000,000.

15. STOCK BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. Of the 5,000,000 shares authorized under the Equity Incentive Plan, 1,499,817 shares are available for issuance pursuant to options or as

API Nanotronics Corp.

Notes to Consolidated Financial Statements

stock as of May 31, 2009. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years and fifteen years, respectfully, from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2009, there was $974,457 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2009 to 2013.

During the twelve months ended May 31, 2009 and 2008, $918,081 and $940,593, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2009	2008
Expected volatility	75%	56%
Expected dividends	0%	0%
Expected term	3-5 years	5-10 years
Risk-free rate	3.14%	2.50% – 4.74%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2007	2,241,667	$1.488
Exercised	—	$—
Issued	1,265,183	$1.422

Stock Options outstanding—May 31, 2008	3,506,850	$1.464
Less forfeited	(71,667)	$2.859
Exercised	—	$—
Issued	106,666	$2.220

Stock Options outstanding—May 31, 2009	3,541,849	$1.493

Stock Options exercisable—May 31, 2009	2,334,794	$1.460

The weighted average grant date fair value of options granted during the twelve months ended May 31, 2009 and May 31, 2008 was $2.054 and $1.47, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at May 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.30 – 3.00	3,446,852	$1.425	7.195	$—	2,277,916	$1.460	$—
$3.01 – 6.00	94,997	$4.035	5.735	$—	56,878	$4.035	$—

	3,541,849		7.156	$—	2,234,794		$—

API Nanotronics Corp.

Notes to Consolidated Financial Statements

The intrinsic value is calculated at the difference between the market value as of May 31, 2009 and the exercise price of the shares. The market value as of May 31, 2009 was $0.70 as reported by the OTC Bulletin Board.

The summary of the status of the Company’s non-vested options for the year ended May 31, 2009 is as follows:

Range of Exercise Price	Number of Outstanding at May 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	1,168,935	$1.3956	$—
$3.01 – 6.00	38,120	$ 4.035	$—

	1,207,055		$—

16. SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$6,557	$27,324

Cash paid for interest	$5,465	$450,123

(b) Non cash transaction
Business acquisition NHI—adjustment to purchase price	$—	$134,164

17. RELATED PARTY TRANSACTIONS

(a)	Included in general and administrative expenses for the year ended May 31, 2009 and May 31, 2008 are consulting fees of $83,038 and $94,958, respectively, paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $187,906 and $184,646, respectively paid to Icarus Investment Corp., a corporation of which two of the directors are also directors of the Company (see Note 19(b)).

(b)	Included in interest expenses for the twelve months ended May 31, 2008 are interest charges of $297,205 from the $4,000,000 borrowed from the Secretary and a director of the Company, which was used to fund the acquisition of the assets of NoC (Note 4). The loan and interest were paid in full by the Company as of May 31, 2008.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

18. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the years ended May 31:

	2009	2008
Weighted-average shares-basic	34,816,989	24,842,847
Effect of dilutive securities	*	*

Weighted-average shares—diluted	34,816,989	24,842,847	(1)

Basic EPS and diluted EPS for the years ended May 31, 2009 and 2008 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the year ended May 31, 2009 of 4,096,787 of which, only 2,505,827 shares have been exchanged as of May 31, 2009.

*	All outstanding options aggregating 3,541,849 incremental shares, have been excluded from the May 31, 2009 (3,506,850 incremental shares from the May 31, 2008) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2009 and 2008.

19. COMMITMENTS

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of May 31, 2009.

2010	$387,707
2011	292,718
2012	301,679
Thereafter	101,555

Total	$1,083,659

The preceding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $610,655, and $729,625 for the twelve months ended May 31, 2009 and May 31, 2008, respectively.

(b)	The Company has an oral agreement for management services with Icarus Investment Corp., formerly known as Can-Med Technology doing business as Green Diamond Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. These obligations were assumed by the Company in connection with the consummation of the Plan of Arrangement. Included in general and administrative expenses for the twelve months ended May 31, 2009 are $187,906 (2008—$184,646) (see Note 17(a)).

(c)

On March 3, 2008, the Company entered into an employment agreement (the “CEO Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation, Stephen Pudles. The employment commenced on April 21, 2008. Under the terms of the CEO Agreement, the Chief Executive Officer of the Corporation is entitled to an annual base salary of

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Company’s 2006 Equity Incentive Plan. The CEO Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 749,110 shares of the Company’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 499,407 shares of the Company’s common stock (the “Performance Shares). The per-share exercise price for such stock options is the fair market value of a share of the Company’s common stock on the date of grant. The stock options, with respect to the Time Based Shares, will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Company. The stock options, with respect to the Performance Shares, will commence vesting in equal installments annually over a three-year period beginning with the first anniversary of the date of grant. On August 5, 2009, the stock options, with respect to the Performance Shares, were amended so that the Performance Shares will vest in equal installments annually over a five-year period commencing on the first anniversary date of the date of grant.

20. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match 50% of employee contributions up to a maximum of 3% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the years ended May 31, 2009 and 2008, the Company incurred $218,181, and $186,957 respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

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

During the twelve months ended May 31, 2009 restructuring actions included charges of approximately $483,000 related to workforce reductions, primarily related to severance costs due to the reduction of approximately 120 employees. The Company incurred approximately $130,000 in charges related to property and equipment

API Nanotronics Corp.

Notes to Consolidated Financial Statements

disposed of or removed from service and other charges related to the closure of Filtran Inc., Pace Technologies and Keytronics Inc., including lease commitments for facilities no longer in service. During the twelve months ended May 31, 2009, the Company realized a loss on disposal of approximately $263,000 on the sale of machinery and equipment related to the closure of Pace Technologies and impairment charges of $200,000 on buildings available for sale in Ogdensburg and Endicott, New York. Management continues to evaluate whether other related assets have been impaired, and concluded that there should be no additional impairment charges as of May 31, 2009.

The Company’s consolidating efforts in order to enhance operational efficiency continues, including the winding up and relocating of business at certain locations. The Company started, in the fourth quarter of fiscal year 2008, moving the Filtran Inc. operations in Ogdensburg, New York to the Filtran Limited facility located in Ottawa, Ontario. As of May 31, 2009 the facility is effectively closed and available for sale.

During the twelve months ended May 31, 2009, the Company consolidated the Pace operations from Largo, Florida with National Hybrid at Ronkonkoma, New York. Operations at Largo, Florida have ceased and the final rent payment was made in March 2009.

The Company completed consolidating the manufacturing of the Endicott, NY facility to both the Ottawa and Ronkonkoma manufacturing facilities. The Endicott, New York facility is effectively closed and available for sale.

The Company engaged an auction company to sell excess machinery and equipment assets that were not in use. The Company received approximately $790,000 from the sale of these assets during the year ended May 31, 2009. The majority of these assets were acquired in conjunction with the National Hybrid Group acquisition on January 25, 2007.

As of May 31, 2009, the following table represents the details of restructuring charges and the related liability:

Workshare Reduction Cost
Balance, May 31, 2008	$—
Restructuring charges	876,141
Write-offs	200,000

Total restructuring charges at May 31, 2009	1,076,141
Cash payments	683,615
Non-cash charges	200,000

Balance, May 31, 2009	$192,526

The remaining balance at May 31, 2009 is included in accounts payable and accrued liabilities.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

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

Year Ended May 31, 2009	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$7,564,910	$18,172,487	$—	$—	$25,737,397
Inter-segment sales	69,923	40,459	—	(110,382)	—

Total revenue	7,634,833	18,212,946	—	(110,382)	25,737,397

Income before expenses below:	(92,575)	(4,374,288)	—	—	(4,466,863)
Corporate head office expenses	—	—	1,400,299	—	1,400,299
Depreciation and amortization	203,796	738,430	2,868	—	945,094
Other expense (income)	(152,465)	66,043	(385,605)	—	(472,027)
Income tax expense (benefit)	—	12,579	91,729	—	104,308

Net income (loss)	$(143,906)	$(5,191,340)	$(1,109,291)	$—	$(6,444,537)

Segment assets	$4,731,703	$16,775,601	$2,646,006	$—	$24,153,310
Goodwill included in assets	$848,102	$282,804	$—	$—	$1,130,906
Capital expenditures	$14,057	$378,103	$4,717	$—	$396,877

Year Ended May 31, 2008	Canada	United States	Corporate (Canada)	Inter Segment Eliminations	Total
Sales to external customers	$9,044,846	$21,917,200	$—	$—	$30,962,046
Inter-segment sales	7,800	385,826	—	(393,626)	—

Total revenue	9,052,646	22,303,026	—	(393,626)	30,962,046

Income before expenses below:	290,721	(4,638,117)	—	—	(4,347,396)
Corporate head office expenses	—	—	958,896	—	958,896
Depreciation and amortization	123,579	1,070,104	2,757	—	1,196,440
Other expense (income)	177,972	—	101,039	—	279,011
Income tax expense (benefit)	1,867	(40,272)	(177,228)	—	(215,633)

Net income (loss)	$(12,697)	$(5,667,949)	$(885,464)	$—	$(6,566,110)

Segment assets	$5,332,383	$22,225,793	$1,961,120	$—	$29,519,296
Goodwill included in assets	$863,317	$267,589	$—	$—	$1,130,906
Capital expenditures	$111,164	$1,644,080	$5,761	$—	$1,761,005

API Nanotronics Corp.

Notes to Consolidated Financial Statements

	Year ended May 31,
	2009		2008
Geographical Information	Revenue	Capital Assets, Intangible Assets, Goodwill and Other	Revenue	Capital Assets, Intangible Assets, Goodwill and Other
United States	$19,459,782	$9,059,610	$25,031,882	$10,517,078
Canada	1,324,061	1,861,560	1,649,745	2,257,788
United Kingdom	2,449,318	—	2,289,133	—
All Other	2,504,236	—	1,991,286	—

	$25,737,397	$10,921,170	$30,962,046	$12,774,866

	Year ended May 31,
	2009	2008
Major Customer Revenue:
U.S. Department of Defense	8%	9%
U.S. Department of Defense subcontractors	63%	70%

23. SUBSEQUENT EVENTS

1.	On May 11, 2009, the Company entered into an agreement to sell the land and building at 229 Colonnade Road, Nepean, Ontario, Canada for approximately $1,900,000. On July 17, 2009 the Buyer waived all conditions on the agreement, and as such, the Company expects to close the deal on September 15, 2009. The Company plans to relocate the operations of Filtran Limited to a new manufacturing and design centre in the Ottawa region.

2.	On June 2, 2009, the Company completed the deal to sell the land adjacent to National Hybrid’s manufacturing and design facility in Ronkonkoma, New York. The selling price for the land was $1,000,000.

3.	On June 23, 2009, the Company issued secured, convertible promissory notes (“Notes”) to a group of investors for $3,650,000 principal amount. Interest on the notes is payable at the annual rate of 12% at the end of each calendar quarter. The Notes are secured by the personal property of the Company and its subsidiaries. The Notes are due on June 23, 2012.

The outstanding principal amount of the Notes and/or accrued and unpaid interest or any portion thereof are convertible at the holder’s option, at anytime after the date on which the Company purchased substantially all of the assets of Cryptek Technologies Inc. through the foreclosure of the Cryptek Technologies Inc. loans into shares of common stock, $.001 par value, of the Company, at a price per share equal to the greater of (i) $.75 per share or (ii) the variable weighted average price of the common stock of the Company as reported by the OTC Bulletin Board during the three (3) consecutive trading days ending on the date the Company purchased the Cryptek Technologies loan from Wachovia.

The Company used the proceeds of the Notes to purchase all of the rights, title and interest of Wachovia Bank, National Association (“Wachovia Bank”) and Wachovia Capital Finance Corporation (Canada) (collectively with Wachovia Bank, “Wachovia”) in and to certain loans and financing documents (the “Cryptek Loan”). The loans and financing documents include the loan to Cryptek Technologies Inc. (“Cryptek”) by Wachovia and security agreements covering substantially all of the assets of Cryptek.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

4.	On July 7, 2009, API Cryptek, Inc. (“API Cryptek”), a newly formed subsidiary of the Company acquired substantially all of the assets of Cryptek through foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000.

Cryptek develops and delivers security solutions to various industries and government agencies. Cryptek is also a provider of emanation security products and solutions. The Cryptek acquisition is highly synergistic as 80-90% of both the Cryptek and Company revenues are derived from government and military customers and there are opportunities to cross market the Company’s broad networking and communications product offerings.

The Cryptek acquisition was completed as an all-cash transaction with proceeds from corporate funds and the private placement of Notes completed June 23, 2009. Cryptek’s consolidated revenues for their fiscal year 2008 were approximately $30 million.

The Company has accounted for the acquisition using the purchase method of accounting. In accordance with SFAS No. 141R, “Business Combinations (as amended)” the Company expects the total purchase price, which is still to be determined (but expected to be approximately $6,000,000) to be allocated to Cryptek’s net assets based on their estimated fair values. The Company expects to assign values to assets acquired and liabilities assumed including cash, accounts receivable, fixed assets and accounts payable.

5.	On August 5, 2009, the Company granted officers, directors and employees of the Company, options to purchase 1,703,109 shares of Common Stock. The option grants vest in five, except for option grant for 550,000 shares that vests in three, equal annual installments commencing August 5, 2010, have an exercise price of $1.43 per share, and terminate on August 4, 2019.

6.	On August 5, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 5,000,000 to 5,500,000.