Form 10-Q
period 2009-08-31
API Nanotronics Corp.
filed 2009-10-15
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

31,749,015 shares of common stock with a par value of $0.001 per share at September 30, 2009.

API NANOTRONICS CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API NANOTRONICS CORP.

Consolidated Balance Sheets

	Aug 31, 2009 (Unaudited)	May 31, 2009
Assets
Current
Cash and cash equivalents	$2,886,436	$2,429,928
Marketable securities, at fair value	96,840	129,085
Accounts receivable, less allowance for doubtful accounts of $337,686 and $85,152 at August 31, 2009 and May 31, 2009, respectively	5,427,466	3,651,665
Inventories, net (note 5)	8,884,965	5,888,435
Deferred income taxes	186,631	186,630
Prepaid expenses and other current assets	796,132	319,237

	18,278,470	12,604,980
Fixed assets, net	8,947,467	5,807,057
Fixed assets held for sale (note 2)	1,636,421	2,493,986
Deferred income taxes	388,260	627,160
Goodwill	1,130,906	1,130,906
Intangible assets, net	2,079,076	1,489,221

	$32,460,600	$24,153,310

Liabilities and Shareholders’ Equity
Current
Short term borrowings	$283,805	$—
Accounts payable and accrued expenses	6,577,078	4,008,566
Deferred revenue	1,038,440	228,734
Deferred income taxes	24,922	24,922
Current portion of mortgage payable and other (note 7)	232,075	89,748
Current portion of capital leases payable	1,952	6,548

	8,158,272	4,358,518
Deferred income taxes	549,944	788,844
Convertible promissory notes (note 7)	3,650,000	—
Mortgage payable and other (note 7)	1,741,161	—
Capital leases payable, net of current portion	15,166	12,159

	14,114,543	5,159,521

Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 31,749,015 and 31,753,865 shares issued and outstanding at August 31, 2009 and May 31, 2009, respectively)	31,749	31,754
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2009 and May 31, 2009, respectively)	—	—
Additional paid-in capital	35,393,380	35,179,191
Accumulated deficit	(17,245,137)	(16,462,414)
Accumulated other comprehensive income:
Currency translation adjustment	88,906	141,677
Unrealized gain on marketable securities, net of tax	77,159	103,581

Total accumulated other comprehensive income	166,065	245,258

	18,346,057	18,993,789

	$32,460,600	$24,153,310

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Operations

	For the Three Months Ended Aug 31, 2009 (Unaudited)	For the Three Months Ended Aug 31, 2008 (Unaudited)
Revenue, net	$9,211,189	$7,911,353
Cost of revenues	6,895,987	5,625,357
Restructuring charges	—	191,616

Total cost of revenues	6,895,987	5,816,973

Gross profit	2,315,202	2,094,380

Operating expenses
General and administrative	2,005,099	1,385,331
Restructuring charges	—	29,387
Research and development	1,192,464	935,332
Business acquisition and reorganization charges	563,772	—
Selling expenses	766,556	671,653

	4,527,891	3,021,703

Operating loss	(2,212,689)	(927,323)
Other (income) expenses
Interest (income) expense, net	28,582	(7,623)
Other (income) expense, net (note 4)	(1,458,716)	—
Gain on foreign currency transactions, net	(18,673)	(106,985)

	(1,448,807)	(114,608)

Loss before income taxes	(763,882)	(812,715)
Provision for income taxes	18,841	73,646

Net loss	$(782,723)	$(886,361)

Loss per share – Basic	$(0.02)	$(0.03)

Loss per share – Diluted	$(0.02)	$(0.03)

Weighted average shares outstanding
Basic	34,252,566	34,970,334
Diluted	34,252,566	34,970,334

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2009	31,753,865	$31,754	$35,179,191	$(16,462,414)	$245,258	$18,993,789
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	150	—	—	—	—	—
Stock-based compensation expense	—	—	216,584	—	—	216,584
Stock repurchase	(5,000)	(5)	(2,395)	—	—	(2,400)
Net loss for the period	—	—	—	(782,723)	—	(782,723)
Foreign currency translation adjustment	—	—	—	—	(52,771)	(52,771)
Unrealized (loss) on marketable securities - net of taxes	—	—	—	—	(26,422)	(26,422)

Total comprehensive loss						(861,916)

Balance at August 31, 2009	31,749,015	$31,749	$35,393,380	$(17,245,137)	$166,065	$18,346,057

The accompanying notes are an integral part of these consolidated financial statements.

API NANOTRONICS CORP.

Consolidated Statements of Cash Flows

	For the Three Months Ended August 31,
	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities
Net loss	$(782,723)	$(886,361)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	331,049	300,244
Stock based compensation	216,584	230,180
Gain on business asset acquisition	(1,370,124)	—
Gain on sale of fixed assets	(88,592)	—
Changes in operating asset and liabilities, net of business acquisition
Deferred income taxes	82,411	73,646
Accounts receivable	655,559	(366,962)
Inventories	475,688	559,992
Prepaid expenses and other current assets	(248,201)	57,126
Accounts payable and accrued expenses	(691,158)	(372,550)
Deferred revenue	(166,605)	—

Net cash (used) by operating activities	(1,586,112)	(404,685)
Cash flows from investing activities
Purchase of fixed assets	(34,215)	(122,768)
Costs incurred for patents and intangibles	(53,663)	(125,237)
Proceeds from disposal of fixed assets (note 2)	950,990	713,627
Business acquisition net of cash acquired of $2,064,587 (note 4)	(2,935,413)	—

Net cash provided (used) by investing activities	(2,072,301)	465,622
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	1,550,000
Repurchase and retirement of common shares	(2,400)	—
Short term borrowings advances (repayments)	283,805	(287,576)
Repayment of obligations – capital lease	(1,588)	(3,419)
Repayment of long-term debt	—	(10,989)
Net proceeds – convertible promissory notes	3,650,000	—

Net cash provided by financing activities	3,929,817	1,248,016
Effect of exchange rate on cash and cash equivalents	185,104	(236,109)

Net decrease in cash and cash equivalents	456,508	1,072,844
Cash and cash equivalents, beginning of period	2,429,928	2,667,109

Cash and cash equivalents, end of period	$2,886,436	$3,739,953

The accompanying notes are an integral part of these consolidated financial statements.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The Company designs and manufactures high reliability engineered solutions, systems, subsystems, semiconductor and microelectronics circuits and various electronic components for military, aerospace and commercial applications, including mission critical information systems and technologies. The Company, through the July 7, 2009 acquisition (see Note 4), has expanded its manufacturing and design of military products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. The Company continues to position itself as a total engineered solution provider to various world governments, as well as military, defense, avionics and homeland security contractors.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) for interim financial statements and include the results of API Nanotronics Corp. (“API Nanotronics”) and its wholly owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.”

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2009 and the results of its operations and cash flows for the three month period ended August 31, 2009. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2009 included in the Company’s Form 10-K filed with the Commission on August 27, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis
Buildings and buildings and leasehold improvements	20-40 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 to 10 years
Vehicles	3 years

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

Fixed Assets Held for Sale

Assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $1,600,000 compared to $2,500,000 at May 31, 2009. The decrease is directly attributed to the sale of land it owned adjacent to one of the Company’s manufacturing sites in the United States.

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

The goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002. The Company performs goodwill impairment testing under the provisions of statement of Financial Accounting Standards No. 142, using the discounted future cash flows technique as provided by the FASB Concepts Statements No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets at May 31, 2009, and the Company has determined there was no impairment in goodwill as of August 31, 2009 and May 31, 2009, respectively.

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

Non-Contract Revenue

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client.

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. At August 31, 2009 the Company had deferred revenues of $1,038,440 compared to $228,734 at May 31, 2009. The asset acquisition of Cryptek accounted for approximately $700,000 of the increase.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $607,000 and $81,000, in warranty liability as of August 31, 2009 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $526,000 of the increase.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

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

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 71 percent and 73 percent for 2009 and 2008, respectively, of the Company’s revenue. One of these customers represented approximately 15 percent and 16 percent of revenues for the three months ended August 31, 2009 and August 31, 2008, respectively. No customers represented over 10 percent of accounts receivable as of August 31, 2009 and May 31, 2009.

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

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Consolidated Statement of Changes in Shareholders’ Equity.

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

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company has adopted SFAS No. 165 for the quarter ended August 31, 2009.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS No. 142-3 for the quarter ended August 31, 2009.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2 — Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until June 1, 2009. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

4. Business Acquisition

On July 7, 2009, API Cryptek Inc., a wholly-owned subsidiary of the Company, incorporated on June 23, 2009, acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”), including its wholly-owned subsidiaries, Emcon Emanation Control Ltd., located in Canada, Secure Systems & Technologies, Ltd., located in the United Kingdom and Ion Networks (DBA Cryptek) located in the United States, through the foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Cryptek develops and delivers secure communication solutions to various industries and government agencies. Cryptek is also a provider of emanation security products and solutions.

The Cryptek acquisition was completed as an all-cash transaction with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009.

The Company has accounted for the acquisition using the purchase method of accounting. In accordance with SFAS No. 141(R), “Business Combinations (as amended)” the Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of $563,772. The expenses are accounted for as operating expenses. The results of operations of API Cryptek have been included in the Company’s results of operations beginning on July 7, 2009.

SFAS No. 141(R) requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company.

Cash	$2,064,587
Accounts receivable and prepaids	2,839,807
Inventory	3,484,268
Fixed and intangible assets	3,627,068
Customer related intangibles	508,000
Assumed current liabilities	(4,271,114)
Assumed mortgage payable	(1,882,492)

Fair value of assets acquired	$6,370,124

The fair value of the assets acquired in this transaction exceeded the fair value of the purchase price. As a result, in accordance with FAS 141(R), we recognized a gain on acquisition of approximately $1,370,000 in our consolidated statement of operations for the three months ended August 31, 2009. Such gain is included in other income (expense), net.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required by SFAS No. 141(R).

Revenues and earnings from the date of acquisition of Cryptek, July 7, 2009, to August 31, 2009 were $3,439,011 and $(393,673), respectively.

SFAS No. 141(R) requires the presentation of pro forma financial statements. The Company is completing the information required to present pro forma financial statements, which will be reflected in subsequent periods.

5. Inventories

Inventories consisted of the following at:

	August 31, 2009	May 31, 2009
Raw materials	$6,889,051	$3,893,474
Work in progress	1,063,149	1,369,842
Finished goods	932,764	625,119

Total	$8,884,965	$5,888,435

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at:

	August 31, 2009	May 31, 2009
Accounts payable and accrued expenses	$5,383,385	$2,973,569
Wage and vacation accrual	1,193,693	1,034,997

Total	$6,577,078	$4,008,566

7. Long-Term Debt

The Company was obligated under the following debt instruments at:

	August 31, 2009	May 31, 2009
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (a)	$1,866,501	$—
Convertible promissory notes, due June 23, 2012, 12% interest (b)	3,650,000	—
Other	106,735	89,748

	5,623,236	89,748
Less: Current portion	(232,075)	(89,748)

Long-term portion	$5,391,161	$—

a)	A subsidiary of the Company in the United Kingdom has mitigated the risk of interest rate fluctuations by entering into a 20 year term mortgage agreement in 2007, where interest is charged at a margin of 1.35% over Barclays Fixed Base Rate.

b)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Notes”) to a group of investors in the aggregate principle amount of $3,650,000 (see Note 11). Interest on the notes is payable at the annual rate of 12% at the end of each calendar quarter. The Notes are secured by the personal property of the Company and its subsidiaries. The Notes are due on June 23, 2012.

The outstanding principal amount of the Notes and/or accrued and unpaid interest or any portion thereof are convertible at the holder’s option, at anytime after the date on which the Company purchased substantially all of the assets of Cryptek Technologies Inc. into shares of common stock, of the Company, at a price per share equal to $0.75 per share The Company used the proceeds of the Notes to purchase all of the rights, title and interest of Wachovia Bank, National Association (“Wachovia Bank”) and Wachovia Capital Finance Corporation (Canada) (collectively with Wachovia Bank, “Wachovia”) in and to certain loans and financing documents (the “Cryptek Loan”). The loans and financing documents include the loan to Cryptek Technologies Inc. (“Cryptek”) by Wachovia and security agreements covering substantially all of the assets of Cryptek.

8. Shareholders’ Equity

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of August 31, 2009, (i) API Nanotronics had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,518 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API Nanotronics’ transfer agent was awaiting stockholder elections on 165,177 shares of API Nanotronics common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API Nanotronics has not issued, but is obligated to issue, 2,503,589 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API Nanotronics or its affiliates.

On February 9, 2009, the Company authorized a program to repurchase up to 10% of its common stock over the next 12 months. As of August 31, 2009, the Company has repurchased and retired 717,822 of its common stock for proceeds of $212,103.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On August 5, 2009, the Company amended, subject to shareholder approval, the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 5,000,000 to 5,500,000. Of the 5,500,000 shares authorized under the Equity Incentive Plan, 305,043 shares are available for issuance pursuant to options or as stock as of August 31, 2009. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years and fifteen years, respectfully, from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2009, there was $2,974,457 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2009 to 2014.

During the three months ended August 31, 2009 and 2008, $216,584 and $230,180, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	August 31, 2009	August 31, 2008
Expected volatility	105.9%	73.0%
Expected dividends	0%	0%
Expected term	3 – 5 years	5 – 10 years
Risk-free rate	2.46%	2.50%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2008	3,506,850	$1.464
Less forfeited	(71,667)	$2.859
Exercised	—	$—
Issued	106,666	$2.220

Stock Options outstanding – May 31, 2009	3,541,849	$1.493
Less forfeited	—	$—
Exercised	—	$—
Issued	1,653,108	$1.430

Stock Options outstanding – August 31, 2009	5,194,957	$1.473

Stock Options exercisable – August 31, 2009	2,357,791	$1.467

The weighted average grant price of options granted during the three months ended August 31, 2009 and August 31, 2008 was $1.43 and $2.22, respectively.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at August 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	5,099,960	$1.425	7.913	$—	2,300,914	$1.404	$—
$3.01 – 6.00	94,997	$4.035	5.483	$—	56,877	$4.035	$—

	5,194,957		5.630	$—	2,357,791		$—

The intrinsic value is calculated at the difference between the market value as of August 31, 2009 and the exercise price of the shares. The market value as of August 31, 2009 was $1.22 as reported by the OTC Bulletin Board.

10. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended August 31:

	2009	2008
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$18,841	$—
Cash paid for interest	$28,592	$4,168
(b) Non cash transaction
Assets acquired and liabilities assumed in business acquisition, net	$4,305,537	$—

11. Related Party Transactions

(a)	Included in general and administrative expenses for the three months ended August 31, 2009 are consulting fees of $21,998 (2008 - $20,990) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $46,713 (2008 - $47,175) paid to a corporation of which two of the directors are also directors of the Company. (See Note 13(b)).

(b)	On June 23, 2009 the Company issued $3,650,000 of secured, convertible promissory notes to a group of investors (Note7). Two of the investors are directors of the Company, and a third investor is controlled by one of those directors and a third director.

Included in interest expenses for the three months ended August 31, 2009 are interest charges of $33,370 related to the Notes paid to certain directors of the Company.

12. Earnings (Loss) Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the three months ended August 31:

	2009	2008
Weighted-average shares - basic	34,252,566	34,970,334
Effect of dilutive securities	*	*

Weighted-average shares - diluted	34,252,566	34,970,334

Basic EPS and diluted EPS for the three months ended August 31, 2009 and 2008 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under for the three months ended August 31, 2009 of 4,096,787 of which, only 2,503,589 shares have been exchanged as of August 31, 2009.

*	All outstanding options aggregating 5,194,957 incremental shares and 4,866,667 shares underlying the convertible promissory notes, have been excluded from the August 31, 2009 (all outstanding options aggregating 3,580,183 incremental shares from the August 31, 2008) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2009 and 2008.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

13. Commitments

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of August 31, 2009.

2010	$575,310
2011	644,018
2012	663,518
2013	476,068
2014	—
Thereafter	—

Total	$2,358,914

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $235,922, and $252,318 for the three months ended August 31, 2009 and 2008, respectively.

b)	The Company has an oral agreement for management services with Icarus Investment Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. Included in general and administrative expenses for the three months ended August 31, 2009 and 2008 are $46,713 and $47,175, respectively.

(c)	On March 3, 2008, the Company entered into an employment agreement (the “CEO Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation, Stephen Pudles. The employment commenced on April 21, 2008. Under the terms of the CEO Agreement, the Chief Executive Officer of the Corporation is entitled to an annual base salary of $265,000, payment of relocation expenses of up to $100,000, various other benefits and an annual bonus. The annual bonus is based on achievement of annual EBITDA targets and other performance targets, as determined by the Board of Directors in consultation with Mr. Pudles. If the Company achieves 100% of the bonus targets, the annual bonus will equal 50% of Mr. Pudles base salary, and if the Company achieves in excess of 100% of the targets, the Board will determine what adjustments, if any, will be made to the annual bonus. Under the employment agreement, either party may terminate the agreement for any reason, provided Mr. Pudles must provide at least 60 days advance notice of resignation. However, if the agreement is terminated by the Company without cause, Mr. Pudles is entitled to receive twelve months of continuing salary if such termination occurs after the first year of employment, but on or before the fourth anniversary date of his employment and eighteen months of continuing salary if such termination occurs after the fourth year of his employment. If Mr. Pudles terminates his employment due to death or disability, he is entitled to three months of continuing salary.

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Company’s 2006 Equity Incentive Plan. The CEO Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 749,110 shares of the Company’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 499,407 shares of the Company’s common stock (the “Performance Shares). The per-share exercise price for such stock options is the fair market value of a share of the Company’s common stock on the date of grant. The stock options, with respect to the Time Based Shares, will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Company. The stock options, with respect to the Performance Shares, were to commence vesting in equal installments annually over a three-year period depending upon the attainment of certain performance goals. On August 5, 2009, the performance criteria of the stock options was deemed to be met and the options will vest in equal installments annually over a five-year period commencing on the first anniversary date of the date of grant.

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

14. Income Taxes

The Company has identified several tax jurisdictions because it has operations in Canada and the United States as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

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

Three months ended August 31, 2009	Electronics Components & Sub-Systems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$5,772,178	$3,439,011	$—	$—	$9,211,189
Inter-segment sales	115,447	—	—	(115,447)	—

Total revenue	5,887,625	3,439,011	—	(115,447)	9,211,189

Operating Income (loss) before expenses below:	(579,133)	(336,878)	—	—	(916,011)
Corporate head office expenses	—	—	886,953	—	886,953
Depreciation and amortization	273,422	56,795	824	—	331,041
(Gain) from asset acquisition	—	—	(1,370,123)	—	(1,370,123)
Income tax expense (benefit)	18,841	—	—	—	18,841

Net income (loss)	$(871,396)	$(393,673)	$482,346	$—	$(782,723)

Segment assets	$18,453,198	$11,922,594	$2,627,705	$—	$32,460,600
Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$38,977	$18,554	$—	$—	$57,531

Nine months ended August 31, 2008	Electronics Components & Sub-Systems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$7,911,353	$—	$—	$—	$7,911,353
Inter-segment sales	—		—	—	—

Total revenue	7,911,353	—	—	—	7,911,353

Operating Income (loss) before expenses below:	(351,193)	—	—	—	(351,193)
Corporate head office expenses	—	—	161,278	—	161,278
Depreciation and amortization	299,651	—	593	—	300,244
Income tax expense (benefit)	—	—	73,646	—	73,646

Net income (loss)	$(650,844)	$—	$(235,517)	$—	$(886,361)

Segment assets	$26,544,700	$—	$3,310,291	$—	$29,854,991
Goodwill included in assets	$1,130,603	$—	$—	$—	$1,130,906
Capital expenditures	$243,288	$—	$4,717	$—	$248,005
Asset acquisition	$4,045,671	$—	$—	$—	$4,045,671

API Nanotronics Corp.

Notes to Consolidated Financial Statements

(Unaudited)

16. Subsequent Events

We have evaluated subsequent events through October 15, 2009, the date our financial statements were issued, and up to the time of filing of our financial statements with the SEC.

On September 15, 2009, the Company closed the previously announced sale of the land and building at 229 Colonnade Road, Nepean, Ontario, Canada for approximately $1,900,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Nanotronics Corp.

The Company is engaged as a prime system contractor in secure communications and electronic components and subsystems to the global defense and aerospace industry. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS) and U.S. Department of Justice (DoJ), as well as various government and prime contractors in Canada, the United Kingdom, NATO and the European Union.

The Company is engaged in providing innovative design, engineering and manufacturing solutions to customers. The Company has also developed expertise in the R&D and manufacture of nanotechnology and MEMS products.

Core products we produce include: Tempest & Emanation products and services, ruggedized computers and peripherals, network security appliances and software, high-performance microcircuits such as 1553 data bus products, solid state power controllers, Opto-couplers, high-density multi-chip modules and custom hybrid-microcircuit filters and transformers; naval aircraft landing and launching equipment; and next generation product introductions based on nanotechnology and micro-electromechanical (MEMS) systems.

We completed the acquisition of Cryptek on July 7, 2009. These newly acquired product lines contributed approximately $3,340,000 to net sales, and a loss of $(960,000) in operating earnings in the three months ended August 31, 2009. Due to the nature of the acquisition, the Company required several weeks to establish a normal course business. The business assumed normal due course in the final month of the quarter as the Company cleared issues related to national security of countries in which it operates, including the United States, Canada and the United Kingdom.

The current economic slowdown has affected our business as some of our customers have reduced their orders during the three months ended August 31, 2009 but it is not expected to have a significant impact on the Company’s near-term earnings as our markets are strong. In addition, our continued strategy to consolidate facilities in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

Operating Revenues

Operating revenues of the Company are derived from the sales of two product lines: Secure Communications and Electronic Components and Sub-Systems. The acquisition of Cryptek on July 7, 2009 contributed to the new Secure Communications product lines. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including many NATO and European Union countries.

Electronic Components and Sub-System Revenue

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

Secure Communications Revenue

Revenues are derived from the manufacturing of TEMPEST & Emanation products and services, ruggedized computers and peripherals, network security appliances and software. These products specifically include TEMPEST desktops, laptops, monitors, printers and other computer peripherals plus secure faxes and modems.

The principal market for these products is the military/defense industry of the United States, Canada and the United Kingdom including many of the NATO and European Union countries. These highly engineered products and systems include: Tempest & Emanation products and services, ruggedized computers and peripherals, network security appliances and software.

Cost of Revenue

We conduct most of our design and manufacturing efforts in the United States, Canada and United Kingdom. Cost of Goods Sold primarily consists of costs that were incurred to design, manufacturer, test and ship the product. These costs include raw materials, including freight, direct labor and tooling required to design and build the parts. The cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other material costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

Operating Expenses

Operating Expenses consist of selling, general, administrative expenses, research and development and restructuring charges.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include compensation and benefit costs for all employees, including sales and customer service, sales commissions, executive, finance and human resource personnel. Also included in SG&A, is compensation related to stock-based awards to employees and directors. professional services, for accounting, legal, tax, information technology, rent and general corporate expenditures.

Research & development expenses

Research & Development (“R&D”) expenses represent the cost of our development efforts. R&D expenses include salaries of engineers, technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services. R&D costs are expenses as incurred.

Business acquisition restructuring charges

Business acquisition restructuring charges include restructuring charges directly related to the acquisition.

Restructuring charges

Restructuring charges include expenses related to the Company’s efforts to consolidate operations.

Acquisition-related charges

Acquisition-related charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations.

Other Income (Expense)

Other income and (expense) consists of interest income on cash, cash equivalents and marketable securities, interest expense on notes payable, operating loans and capital leases, gain or losses on disposal of property and equipment, and gain or losses on foreign currency transactions. Other income also includes acquisition-related gains when net assets acquired exceed purchase price of the business acquisition.

Backlog

Management uses a number of data to measure the growth of the business. A key measure for growth is sales backlog. The Company’s sales backlog at August 31, 2009 was $19,636,542 compared to $13,912,733 for the same period in 2008, an increase of approximately $5,725,000.

Our backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing.

Results of Operations for the Three Months Ended August 31, 2009 and 2008

The following discussion of results of operations is a comparison of the Company’s three months ended August 31, 2009 and 2008.

Operating Revenue

	Three months ended August 31,
	2009	2008	% Change
Sales by product lines:
Electronics components and sub-systems	$5,772,178	$7,911,353	-27.0%
Secure communications	3,439,011	N/A	N/A

	$9,211,189	$7,911,353	16.4%

We recorded a 16.4% increase in revenues for the three months ended August 31, 2009 over the same period in 2008. The increase is largely attributed to the Cryptek acquisition completed on July 7, 2009. The decrease of 27.0% in our electronics component and military systems segment is related to one of its subsidiaries having to significantly reduce selling prices to a major customer for products that are now mainly manufactured overseas and due to a slowdown in orders shipped to this major customer. This is the final quarter that the selling price adjustment will impact comparison to fiscal 2009. In addition, the first quarter of the Company’s fiscal year is typically the slowest quarter of the year.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended August 31,
	2009	2008	% Change
Gross profit by product lines:
Electronics components and sub-systems	30.3%	26.4%	3.9%
Secure communications	16.5%	N/A	N/A
Overall	25.1%	26.4%	-1.3%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Overall cost of revenue as a percentage increased in the three months ended August 31, 2009 compared with the same period in 2008. The electronics components and sub-systems product line cost of sales decreased compared to the same period in 2008, mainly as a result of the Company realizing benefits achieved through the consolidation efforts during the last fiscal year but was offset by the gross margin in the secure communications product lines, as the product line as a group was at the historical bottom of its business cycle as the subsidiaries in the United States and Canada sell to government agencies, whose purchasing cycle decreases significantly during the summer months.

Selling expenses increased to $766,556 for the three months ended August 31, 2009 from $671,653 for the three months ended August 31, 2008. The increase was largely due to the inclusion of selling expenses related to the asset acquisition of Cryptek on July 7, 2009. As a percentage of sales, selling expenses were 8.3% for the three months ended August 31, 2009, compared to 8.5% for the three months ended August 31, 2008.

The major components of selling expenses are as follows:

	Three months ended August 31,
	2009	% of sales	2008	% of sales
Payroll Expense – Sales	$349,187	3.8%	$165,429	2.1%
Commissions Expense	$220,482	2.4%	$216,163	2.7%

General and Administrative Expenses

General and administrative expenses increased to $2,005,099 for the three months ended August 31, 2009 from $1,385,331 for the three months ended August 31, 2008. The increase is a result of the addition of Cryptek on July 7, 2009 that increased general and administrative expenses by approximately $620,000 for the three months ended August 31, 2009.

The major components of general and administrative expenses are as follows:

	Three months ended August 31,
	2009	2008	$ Change
Officer Salary	$595,425	$392,936	$127,489
Professional Services	$308,807	$153,863	$(154,944)
Accounting and Administration	$549,454	$335,146	$214,308

Acquisition Related Charges

Total acquisition related charges for the three months ended August 31, 2009 amounted to approximately $564,000. These charges are entirely related to the asset acquisition of CRYPTEK on July 7, 2009. The charges include approximately $150,000 in professional legal and accounting fees plus accrued charges related to the acquisition of the assets.

Research and Development Expenses

Research and development increased to $1,192,464 for the three months ended August 31, 2009 from $935,332 for the three months ended August 31, 2008. The increase is due primarily to an increase of research and development expenses in the amount of approximately $90,000 at API NRC and the addition of approximately $100,000 from the operations of Cryptek. API NRC’s Somerset, New Jersey facility provides the Company with unique and powerful material processing and fabrication capabilities. These capabilities span from silicon wafer processing to the very latest electronic and optical fabrication technologies based in nanoscience and MEMS. This facility is the centerpiece of the Company’s research and development program.

Operating Loss

The Company posted an operating loss for the three months ended August 31, 2009 of $2,212,689 compared to a loss of $927,323 for the three months ended August 31, 2008. The increased operating loss of approximately $1,300,000 is attributed to the increase in general and administrative expenses of approximately $620,000 and acquisition related expenses of approximately $564,000, all related to the acquisition of Cryptek. In addition, research and development expenses increased by approximately $260,000 compared to the same period in 2008.

Other (Income) And Expense

Total other income for the three months ended August 31, 2009 amounted to $1,448,807, compared to $114,608 for the three months ended August 31, 2008.

The increase is largely attributable to a gain on the acquisition of Cryptek of approximately $1,370,000 as the fair value of the assets acquired exceed the total acquisition cost. In addition, the Company benefited from a gain of approximately $80,000 on the sale of a parcel of land adjacent to one of the design and manufacturing sites it leases in Long Island.

Income Taxes

Income taxes amounted to an expense of $18,841 for the three months ended August 31, 2009, compared to an income tax of $73,646 for three months ended August 31, 2008.

We have net operating loss carryforwards of approximately $5,047,000 to apply against future taxable income. These losses will expire as follows: $14,000, $56,000, $68,000, $3,407,000 and $1,502,000 in 2010, 2012, 2017, 2028 and 2029 respectively.

Net Loss

The Company incurred a net loss for the three months ended August 31, 2009 of $782,723, compared to a net loss of $886,361 for the three months ended August 31, 2008. The decrease in net loss compared to the same period in 2008 is attributed to a decrease in revenues for the electronic component and sub-system product line, offset by a gain on acquisition less costs incurred during the acquisition. In addition, the first quarter of the Company’s fiscal year is typically the slowest quarter of the year.

Liquidity and Capital Resources

The Three Months Ended August 31, 2009 compared to the Year Ended May 31, 2009

At August 31, 2009, we held cash of $2,886,436 compared to $2,429,928 at May 31, 2009.

Cash used by operating activities was approximately $1,586,000 for the three months ended August 31, 2009, compared to approximately $405,000 for the three months ended August 31, 2008, an increase of approximately $1,181,000. The increase is related to increased operating loss offset by cost reductions resulting from the consolidation of operations executed during the previous fiscal year in an effort to reduce costs and improve efficiencies and the gain recorded on the acquisition of Cryptek.

Investing activities for the three months ended August 31, 2009 consisted mainly of the sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $951,000 net of the acquisition for the assets of Cryptek for a net cash total of approximately $2,935,000.

Cash flow from financing activities totaled $3,929,817 primarily from net proceeds of $3,650,000 (2008-$0) from the issuance of convertible debt and short term borrowings of approximately $280,000. In 2008, cash flow from financing activities was approximately $1,300,000 mainly as a result from the issuance of common shares.

One of our Canadian subsidiaries has a line of credit of approximately $900,000 (Cdn $1,000,000). At August 31, 2009, this operation had an outstanding balance of $283,805 (May 31, 2009—$0). The interest rate on any borrowed funds is charged at Canadian prime. The lender has a general security agreement and a first collateral mortgage on the Filtran assets and building. The line is subject to annual renewal on May 31, 2010.

On July 7, 2009, API Cryptek, Inc. (“API Cryptek”), a newly formed subsidiary of the Company acquired substantially all of the assets of Cryptek through foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000 (the “Loan Documents”). The purchase of the Loan Documents was financed with cash from corporate funds and proceeds of $3,650,000 from a private placement of secured convertible promissory notes completed June 23, 2009.

The Company believes that cash flows from operations and funds available under its subsidiary credit facility will be sufficient to meet its anticipated cash requirements for the next twelve months.

At August 31, 2009 our working capital was sufficient to meet our current requirements.

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

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there no impairment of long-lived assets as of August 31, 2009.

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

The Goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran and Filtran Inc., which was completed in 2002. We perform goodwill impairment testing under the provisions of statement of Financial Accounting Standards no. 142, using the discounted future cash flows technique as provided by the FASB Concepts Statements No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of August 31, 2009 and May 31, 2009.

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

Non-Contract Revenue

We recognize non-contract revenue when it is realized or realizable and earned. We consider non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped and risk of loss and ownership has transferred to the client.

Deferred Revenue

We defer revenue when payment is received in advance of the service or product being shipped or delivered (see Contract Revenue and Non-Contract Revenue above).

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $607,000 and $81,000, in warranty liability as of August 31, 2009 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses.

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

The U.S. Department of Defense (directly and through subcontractors) accounts for approximately 71 percent and 73 percent for 2009 and 2008, respectively, of the Company’s revenue. One of these customers represented approximately 15 percent and 16 percent of revenues for the three months ended August 31, 2009 and August 31, 2008, respectively. No customers represented over 10 percent of accounts receivable as of August 31, 2009 and May 31, 2009.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company has adopted SFAS No. 165 for the quarter ended August 31, 2009.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS No. 142-3 for the quarter ended August 31, 2009.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results. In accordance with the provisions of FSP No. FAS 157-2 — Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until June 1, 2009. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

Foreign Currency Risk

A substantial amount of our revenues and receivables are denominated in Canadian dollars and British pounds. The Company translates revenue and the related receivable at the prevailing exchange rate at the time of the sale. Also, a substantial amount of our expenses and payables/bank operating loans are denominated in Canadian dollars and British pounds. We translate expenses and the related payables at the prevailing exchange rate at the time of the purchase. Funds denominated in Canadian dollars or British pounds are translated into U.S. dollars at the rate in effect on the balance sheet date. Translation gains and losses resulting from variations in exchange rates, upon translation into U.S. dollars, are included in results of operations for integrated operations. The Company’s Canadian subsidiaries, Filtran Limited and Emcon Emanation Control Limited, and the Company’s United Kingdom subsidiary Secure Systems & Technologies, Ltd. are self-sustaining operations and they are translated at the current rates of exchange whereby all exchange gains and losses are accumulated in the foreign translation account on the balance sheet.

Any increase in the relative value of the Canadian dollar or the British pound to the U.S. dollar result in increased revenue and increased expenses. A decrease in the relative value of the Canadian dollar or British pound to the U.S. dollar would decrease sales revenue and decreased expenses.

Other (income) loss for the three months ended August 31, 2009 included ($18,673) of foreign exchange gains, compared to ($106,985) in 2008.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. It does not engage in hedging transactions to manage its foreign currency risk.

Interest Rate Risk

Management believes that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At August 31, 2009, the Company had long-term debt of $5,623,236, compared to $89,748 for the year ended May 31, 2009. The Company issued convertible promissory notes to a group of investors for $3,650,000 at a fixed interest rate that it used to successfully acquire the assets of Cryptek on July 7, 2009. Included in the acquisition was a mortgage that a subsidiary of Cryptek held in the United Kingdom for their design and manufacturing center. Interest on the mortgage is charged at a margin of 1.35% over Barclay’s Fixed Base Rate. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($19,000) based on the August 31, 2009 mortgage balance of $1,866,501. Substantially all of the remaining debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At August 31, 2009, the Company had capital leases payable of $17,118, compared to $18,707 for the year ended May 31, 2009. The debt underlying capital leases payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At August 31, 2009, the Company had a line of credit facility in place for one of its subsidiaries in the amount of $915,000 ($1,000,000 CDN). Total bank indebtedness at August 31, 2009 was $283,805 compared to $0 at May 31, 2009. The line of credit facility is variable rate debt tied to the prime rate in Canada. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($3,000) based on the August 31, 2009 bank indebtedness.

Marketable Securities and Cash and Cash Equivalents Risk

The Company periodically holds cash equivalents consisting of investments in money market instruments. At August 31, 2009, it held cash and cash equivalent investments of $2,886,436 (May 31, 2009—$2,429,928). This helps mitigate the risk of any interest rate increases in its line of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $29,000 based on the August 31, 2009 cash and cash equivalent balance. The Company held marketable securities of $96,840 as of August 31, 2009, compared to $129,085 at May 31, 2009. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $10,000 based on the August 31, 2009 marketable securities balance. A hypothetical 10% decrease in the market price of our marketable equity securities at August 31, 2009 would cause a corresponding 10% decrease in the carrying amounts of these securities or other comprehensive loss of $10,000.

The Company does not enter into derivative instruments to manage interest rate exposure.

ITEM 4T.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of August 31, 2009 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act. On the basis of this evaluation, our management has concluded that as of August 31, 2009 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2009, there has been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings. Management is not aware of any legal proceedings contemplated by any governmental authority involving us or our property.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2009 – June 30, 2009	5,000	$0.48	5,000	(2)	—
July 1, 2009 – July 31, 2009	—	$—	—		—
August 1, 2009 – August 31, 2009	—	$—	—		—

Total	5,000	$0.48	5,000		2,528,846

(1)	In February 2009, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.2 million shares of our common stock over a one-year period.

(2)	Represents open market purchases made under the Company’s stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of investor notes issued in the aggregate amount of $3,650,000 dated as of June 23, 2009 (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 27, 2009).

10.2	Security Agreement dated as of June 23, 2009 among API Nanotronics Corp., the subsidiaries party to the agreement and Icarus Investment Corp. (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 27, 2009).

10.3	Loan Purchase Agreement between API Cryptek, Inc. and Wachovia Bank, National Association and Wachovia Capital Finance Corporation (Canada) dated June 23, 2009 (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 27, 2009).

10.4	Form of Incentive Stock Option Agreement under the API Nanotronics Corp. Equity Incentive Plan (filed herewith).

10.5	Form of Non-Statutory Stock Option Agreement under the API Nanotronics Corp. Equity Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API NANOTRONICS CORP.

Date: October 15, 2009	By:	/s/ Claudio Mannarino
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)