Form 10-Q
period 2009-11-30
API Technologies Corp.
filed 2010-01-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29429

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Yonge Street, Suite 1710

Toronto Ontario

Canada M4P 1E4

(Address of Principal Executive Offices)

(416) 593-6543

(Registrant’s Telephone Number, Including Area Code)

API Nanotronics Corp.

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

31,749,015 shares of common stock with a par value of $0.001 per share at December 31, 2009.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended November 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	Nov 30, 2009 (Unaudited)	May 31, 2009
Assets
Current
Cash and cash equivalents	$2,026,924	$2,429,928
Marketable securities, at fair value	199,153	129,085
Accounts receivable, less allowance for doubtful accounts of $119,243 and $85,152 at November 30, 2009 and May 31, 2009, respectively	7,977,766	3,651,665
Inventories, net (note 5)	7,970,989	5,888,435
Deferred income taxes	411,749	186,630
Prepaid expenses and other current assets	545,366	319,237

	19,131,947	12,604,980
Fixed assets, net	8,737,755	5,807,057
Fixed assets held for sale (note 2)	601,728	2,493,986
Deferred income taxes	353,028	627,160
Goodwill	1,130,906	1,130,906
Intangible assets, net	2,080,115	1,489,221

	$32,035,479	$24,153,310

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	8,361,847	4,008,566
Deferred revenue	380,877	228,734
Deferred income taxes	162,173	24,922
Current portion of mortgage payable and other (note 7)	132,903	89,748
Current portion of capital leases payable	1,952	6,548

	9,039,752	4,358,518
Deferred income taxes	602,580	788,844
Convertible promissory notes (note 7)	3,650,000	—
Mortgage payable and other (note 7)	1,733,412	—
Capital leases payable, net of current portion	13,542	12,159

	15,039,286	5,159,521

Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 31,749,015 and 31,753,865 shares issued and outstanding at November 30, 2009 and May 31, 2009, respectively)	31,749	31,754
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at November 30, 2009 and May 31, 2009, respectively)	—	—
Additional paid-in capital	35,789,405	35,179,191
Accumulated deficit	(19,178,932)	(16,462,414)
Accumulated other comprehensive income:
Currency translation adjustment	192,977	141,677
Unrealized gain on marketable securities, net of tax	160,994	103,581

Total accumulated other comprehensive income	353,971	245,258

	16,996,193	18,993,789

	$32,035,479	$24,153,310

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	For the Six Months Ended Nov 30, 2009 (Unaudited)	For the Six Months Ended Nov 30, 2008 (Unaudited)	For the Three Months Ended Nov 30, 2009 (Unaudited)	For the Three Months Ended Nov 30, 2008 (Unaudited)
Revenue, net	$21,396,197	$13,638,822	$12,185,008	$5,727,469
Cost of revenues	16,057,308	10,303,326	9,161,321	4,677,968
Restructuring charges	—	506,476	—	314,860

Total cost of revenues	16,057,308	10,809,802	9,161,321	4,992,828

Gross profit	5,338,889	2,829,020	3,023,687	734,641

Operating expenses
General and administrative	4,423,385	2,877,922	2,418,286	1,492,592
Restructuring charges	—	200,000	—	170,613
Research and development	2,517,891	2,027,190	1,325,427	1,091,857
Business acquisition and related charges	1,141,797	—	578,025	—
Selling expenses	1,704,295	1,117,398	937,739	445,744

	9,787,368	6,222,510	5,259,477	3,200,806

Operating loss	(4,448,479)	(3,393,490)	(2,235,790)	(2,466,165)
Other (income) expenses, net
Interest (income) expense, net	211,921	(4,833)	183,339	2,790
Other (income) expense, net (note 2 and 4)	(1,927,204)	—	(468,488)	—
(Gain) loss on foreign currency transactions	(42,765)	(668,227)	(24,091)	(561,242)

	(1,758,048)	(673,060)	(309,240)	(558,452)

Loss before income taxes	(2,690,431)	(2,720,430)	(1,926,550)	(1,907,713)
Provision (benefit) for income taxes	26,087	16,040	7,245	(57,606)

Net loss	$(2,716,518)	$(2,736,470)	$(1,933,795)	$(1,850,107)

Loss per share – Basic	$(0.08)	$(0.08)	$(0.06)	$(0.05)

Loss per share – Diluted	$(0.08)	$(0.08)	$(0.06)	$(0.05)

Weighted average shares outstanding
Basic	34,252,539	34,970,334	34,252,539	34,970,334
Diluted	34,252,539	34,970,334	34,252,539	34,970,334

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2009	31,753,865	$31,754	$35,179,191	$(16,462,414)	$245,258	$18,993,789
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 8)	150	—	—	—	—	—
Stock-based compensation expense	—	—	612,609	—	—	612,609
Stock repurchase	(5,000)	(5)	(2,395)	—	—	(2,400)
Net loss for the period	—	—	—	(2,716,518)	—	(2,716,518)
Foreign currency translation adjustment	—	—	—	—	51,300	51,300
Unrealized gain on marketable securities – net of taxes	—	—	—	—	57,413	57,413

Total comprehensive loss						(2,607,805)

Balance at November 30, 2009	31,749,015	$31,749	$35,789,405	$(19,178,932)	$353,971	$16,996,193

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	For the Six Months Ended November 30,
	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities
Net loss	$(2,716,518)	$(2,736,470)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	666,598	388,412
Write down of fixed assets for sale	—	200,000
Stock based compensation	612,609	463,304
(Gain) on business asset acquisition	(993,192)	—
(Gain) loss on sale of fixed assets	(961,412)	271,518
Changes in operating asset and liabilities, net of business acquisition
Deferred income taxes	250,461	16,040
Accounts receivable	(1,801,477)	1,329,870
Inventories	1,440,335	1,364,561
Prepaid expenses and other current assets	1,281	25,527
Accounts payable and accrued expenses	15,910	(809,618)
Deferred revenue	152,143	—

Net cash (used) provided by operating activities	(3,333,262)	513,144
Cash flows from investing activities
Purchase of fixed assets	(128,405)	(218,283)
Costs incurred for patents and intangibles	(57,718)	(222,853)
Proceeds from disposal of fixed assets (note 2)	2,827,012	769,742
Business acquisition net of cash acquired of $2,064,587 (note 4)	(2,935,413)	—

Net cash (used) provided by investing activities	(294,524)	328,606
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	1,550,000
Repurchase and retirement of common shares	(2,400)	—
Short term borrowings advances (repayments)	—	(306,895)
Repayment of obligations – capital lease	(3,212)	(3,456)
Repayment of mortgage loan and other debt	(133,089)	(24,596)
Net proceeds – convertible promissory notes (note 11b)	3,650,000	—

Net cash provided by financing activities	3,511,299	1,215,053
Effect of exchange rate on cash and cash equivalents	(286,517)	(577,117)

Net change in cash and cash equivalents	(403,004)	1,479,686
Cash and cash equivalents, beginning of period	2,429,928	2,667,109

Cash and cash equivalents, end of period	$2,026,924	$4,146,795

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”), formerly API Nanotronics Corp., designs and manufactures high reliability engineered solutions, systems, subsystems, semiconductor and microelectronics circuits and various electronic components for military, aerospace and commercial applications, including mission critical information systems and technologies. API, through the July 7, 2009 acquisition (see Note 4), has expanded its manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. API continues to position itself as a total engineered solution provider to various world governments, as well as military, defense, avionics and homeland security contractors.

The unaudited consolidated financial statements include the accounts of API Technologies Corp. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of November 30, 2009 and the results of its operations and cash flows for the six month period ended November 30, 2009. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2009 included in the Company’s Form 10-K filed with the SEC on August 27, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value.

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis
Buildings and buildings and leasehold improvements	5-40 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 to 10 years
Vehicles	3 years

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

Fixed Assets Held for Sale

Assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $600,000 compared to $2,500,000 at May 31, 2009. The decrease is directly attributed to the sale of land it owned adjacent to one of the Company’s manufacturing sites in the United States and the sale of land and a building of a manufacturing site in Canada.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The goodwill recorded in the consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002. The Company performs goodwill impairment testing annually using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets at May 31, 2009. The Company has determined there was no impairment in goodwill as of November 30, 2009 and May 31, 2009, respectively.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Customer contracts	Based on revenue earned on the contract
Computer software	3-5 years
Patents and customer related intangibles	15-20 years

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. At November 30, 2009 the Company had deferred revenues of approximately $381,000 compared to approximately $229,000 at May 31, 2009.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $333,500 and $81,000, in warranty liability as of November 30, 2009 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $274,000 of the increase.

Stock-Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company also follows the guidance for equity instruments issued to consultants.

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

The Company carries out a portion of transactions in foreign currencies included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in US dollars as well as a mortgage loan denominated in Pound Sterling.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) and Canadian Deposit Insurance Corporation (CDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The U.S., Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 46, 11 and 16 percent of the Company’s 2009 revenues, respectively, while the U.S. Government and Department of Defense accounted for 71 percent in 2008, of the Company’s revenue. One of these customers represented approximately 6 percent and 15 percent of revenues for the six months ended November 30, 2009 and August 31, 2008, respectively. No customers represented over 10 percent of accounts receivable as of November 30, 2009 and May 31, 2009.

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

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, and supersedes all existing non-SEC standards. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

On June 15, 2009, the Company adopted the accounting standard regarding the general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods after June 15, 2009. Since this standard only formalizes existing GAAP, the adoption of this pronouncement did not have a material impact on the Company’s 2009 consolidated financial statements.

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance related to the disclosures about fair value of financial instruments. This guidance extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends guidance on interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the Company adopted the FASB issued guidance related to the fair value measurement of financial assets and liabilities that are remeasured and reported at fair value at least annually. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Effective June 1, 2009 the Company adopted the provisions of this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The application of the guidance to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities. This guidance is intended to enhance the current financial statement disclosure framework. The guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using the derivatives. Finally, this guidance requires cross-referencing within the footnotes, which should help users of financial statements to locate important information about derivative instruments. The adoption of this guidance did not have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning June 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our consolidated financial statements.

4. Business Acquisition

On July 7, 2009, API Cryptek Inc. (“API Cryptek”), a wholly-owned subsidiary of the Company, incorporated on June 23, 2009, acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”), including its wholly-owned subsidiaries, Emcon Emanation Control Ltd., located in Canada, Secure Systems & Technologies, Ltd., located in the United Kingdom and Ion Networks (DBA Cryptek) located in the United States, through the foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000.

Cryptek develops and delivers secure communication solutions to various industries and government agencies. Cryptek is also a provider of emanation security products and solutions.

The Cryptek acquisition was completed as an all-cash transaction with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $790,000. The expenses are accounted for as operating expenses. The results of operations of API Cryptek have been included in the Company’s results of operations beginning on July 7, 2009.

This guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company.

Cash	$2,071,270
Accounts receivable and prepaids	2,409,736
Inventory	3,484,300
Fixed assets	3,434,836
Customer related intangibles	508,000
Assumed current liabilities	(4,013,448)
Assumed mortgage payable	(1,901,502)

Fair value of assets acquired	$5,993,192

The fair value of the assets acquired in this transaction exceeded the fair value of the purchase price. As a result, in accordance with the guidance, we recognized a gain on acquisition of approximately $993,000 in our consolidated statement of operations for the six months ended November 30, 2009. Such gain is included in other income (expense), net.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net loss from the date of acquisition of API Cryptek, July 7, 2009, to November 30, 2009 were approximately $9,949,000 and $(1,153,000), respectively.

The guidance requires the presentation of pro forma financial statements. The Company is accumulating accurate information in order to complete the information required to present pro forma financial statements, which will be reflected in subsequent periods.

5. Inventories

Inventories consisted of the following at:

	November 30, 2009	May 31, 2009
Raw materials	$7,108,870	$4,959,254
Work in progress	1,309,343	1,369,842
Finished goods	2,357,929	1,938,139
Less: Provision for obsolete and slow moving inventory	(2,805,153)	(2,378,800)

Total	$7,970,989	$5,888,435

The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at:

	November 30, 2009	May 31, 2009
Accounts payable and accrued expenses	$6,860,858	$2,973,569
Wage and vacation accrual	1,500,989	1,034,997

Total	$8,361,847	$4,008,566

7. Long-Term Debt

The Company was obligated under the following debt instruments at:

	November 30, 2009	May 31, 2009
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (a)	$1,866,315	$—
Convertible promissory notes, due June 23, 2012, 12% interest (b)	3,650,000	—
Other	—	89,748

	5,516,315	89,748
Less: Current portion	(132,903)	(89,748)

Long-term portion	$5,383,412	$—

a)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, where interest is charged at a margin of 1.35% over Barclays Fixed Base Rate.
b)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Notes”) to a group of investors in the aggregate principle amount of $3,650,000 (see Note 11). Interest on the notes is payable at the annual rate of 12% at the end of each calendar quarter. The Notes are secured by the personal property of the Company and its subsidiaries. The Notes are due on June 23, 2012.

The outstanding principal amount of the Notes and/or accrued and unpaid interest or any portion thereof are convertible at the holder’s option into shares of common stock, of the Company, at a price per share equal to $0.75 per share The Company used the proceeds of the Notes to purchase all of the rights, title and interest of Wachovia Bank, National Association (“Wachovia Bank”) and Wachovia Capital Finance Corporation (Canada) (collectively with Wachovia Bank, “Wachovia”) in and to certain loans and financing documents (the “Cryptek Loan”). The loans and financing documents include the loan to Cryptek Technologies Inc. (“Cryptek”) by Wachovia and security agreements covering substantially all of the assets of Cryptek.

8. Shareholders’ Equity

On October 22, 2009, API Technologies Corp., formerly known as API Nanotronics Corp., changed its name to “API Technologies Corp.” The change of the Company’s name was implemented by means of an amended and restated certificate of incorporation of the Company filed pursuant to Section 242 of the Delaware General Corporation Law on October 22, 2009. The holders of the outstanding common stock of the Company approved the change in name on October 22, 2009. A conforming change was also made to the Company’s by-laws to reflect the change in the Company’s name. The amendment to the by-laws to reflect the new name of the Company was approved by the board of directors of the Company at a meeting held on October 22, 2009.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of November 30, 2009, (i) API had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,518 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API’s transfer agent was awaiting stockholder elections on 165,177 shares of API common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API has not issued, but is obligated to issue, 2,503,589 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronic’s Sub, Inc. exchangeable shares not held by API or its affiliates.

On February 9, 2009, the Company authorized a program to repurchase up to 10% of its common stock over the next 12 months. As of November 30, 2009, the Company has repurchased and retired 717,822 of its common stock for net outlay of $212,103.

9. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 5,000,000 to 8,500,000. Of the 8,500,000 shares authorized under the Equity Incentive Plan, 3,215,043 shares are available for issuance pursuant to options or as stock as of November 30, 2009. Options issued by Rubincon prior to the effective date of the Plan of Arrangement were not carried over to this plan. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years and fifteen years, respectfully, from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2009, there was $2,670,873 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2009 to 2014.

During the six months ended November 30, 2009 and 2008, $612,609 and $463,304, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	November 30, 2009	November 30, 2008
Expected volatility	104.3%	72.1%
Expected dividends	0%	0%
Expected term	3 – 5 years	4 – 5 years
Risk-free rate	2.37%	4.00%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2008	3,506,850	$1.464
Less forfeited	(71,667)	$2.859
Exercised	—	$—
Issued	106,666	$2.220

Stock Options outstanding – May 31, 2009	3,541,849	$1.493
Less forfeited	—	$—
Exercised	—	$—
Issued	1,743,108	$1.431

Stock Options outstanding – November 30, 2009	5,284,957	$1.473

Stock Options exercisable – November 30, 2009	2,357,791	$1.467

The weighted average grant price of options granted during the six months ended November 30, 2009 and November 30, 2008 was $1.43 and $2.05, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.38 – 3.00	5,189,960	$1.425	7.700	$209.972	2,300,914	$1.404	$504.667
$3.01 – 6.00	94,997	$4.035	5.233	$—	56,877	$4.035	$—

	5,284,957		7.66	$209.972	2,357,791		$504.667

The intrinsic value is calculated at the difference between the market value as of November 30, 2009 and the exercise price of the shares. The market value as of November 30, 2009 was $1.55 as reported by the OTC Bulletin Board.

10. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended November 30:

	2009	2008
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$23,321	$—
Cash paid for interest	$139,256	$4,168
(b) Non cash transaction
Assets acquired and liabilities assumed in business acquisition, net	$3,928,219	$—

11. Related Party Transactions

(a)	Included in general and administrative expenses for the six months ended November 30, 2009 are consulting fees of $44,618 (2008 - $40,341) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $93,428 (2008 - $92,061) paid to a corporation of which two of the directors are also directors of the Company. (See Note 13(b)).

(b)	On June 23, 2009 the Company issued $3,650,000 of secured, convertible promissory notes to a group of investors (Note 7). Two of the investors are directors of the Company, and a third investor is controlled by one of those directors and a third director.

Included in interest expenses for the six months ended November 30, 2009 are interest charges of $193,098 related to the Notes paid to certain directors of the Company.

12. Earnings (Loss) Per Share of Common Stock

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS) for the six months ended November 30:

	Six months ended November 30,		Three months ended November 30,
	2009	2008	2009	2008
Weighted average shares-basic	34,252,539	34,970,344	34,252,539	34,970,334
Effect of dilutive securities	*	*	*	*

Weighted average shares - diluted	34,252,539	34,970,344	34,252,539	34,970,334

Basic EPS and diluted EPS for the six months ended November 30, 2009 and 2008 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the six months ended November 30, 2009 of 4,096,787 of which, only 2,503,528 shares have been exchanged as of November 30, 2009.

*	All outstanding options aggregating 5,284,957 incremental shares and 4,866,667 shares underlying the convertible promissory notes, have been excluded from the November 30, 2009 (all outstanding options aggregating 3,613,517 incremental shares from the November 30, 2008) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2009 and 2008.

13. Commitments

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2009.

2010	$462,163
2011	940,318
2012	907,608
2013	709,657
2014	233,590
Thereafter	—

Total	$3,253,336

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $570,993, and $498,269 for the six months ended November 30, 2009 and 2008, respectively.

b)	The Company has an oral agreement for management services with Icarus Investment Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. Included in general and administrative expenses for the six months ended November 30, 2009 and 2008 are $93,428 and $92,061, respectively.

(c)	On March 3, 2008, the Company entered into an employment agreement (the “CEO Agreement”) defining the terms and conditions of employment for the Chief Executive Officer of the Corporation, Stephen Pudles. The employment commenced on April 21, 2008. Under the terms of the CEO Agreement, the Chief Executive Officer of the Corporation is entitled to an annual base salary of $265,000, various other benefits and an annual bonus. The annual bonus is based on achievement of annual EBITDA targets and other performance targets, as determined by the Board of Directors in consultation with Mr. Pudles. If the Company achieves 100% of the bonus targets, the annual bonus will equal 50% of Mr. Pudles base salary, and if the Company achieves in excess of 100% of the targets, the Board will determine what adjustments, if any, will be made to the annual bonus. Under the employment agreement, either party may terminate the agreement for any reason, provided Mr. Pudles must provide at least 60 days advance notice of resignation. However, if the agreement is terminated by the Company without cause, Mr. Pudles is entitled to receive twelve months of continuing salary if such termination occurs after the first year of employment, but on or before the fourth anniversary date of his employment and eighteen months of continuing salary if such termination occurs after the fourth year of his employment. If Mr. Pudles terminates his employment due to death or disability, he is entitled to three months of continuing salary.

Additionally, upon commencement of employment, the Chief Executive Officer was granted incentive options under the Company’s 2006 Equity Incentive Plan. The CEO Agreement contains (i) incentive options for shares of common stock, up to the amount permitted by applicable law, and non-qualified stock options for the remainder resulting in the aggregate right to purchase up to 749,110 shares of the Company’s common stock (“Time Based Shares”), and (ii) nonqualified options to purchase up to 499,407 shares of the Company’s common stock (the “Performance Shares”). The per-share exercise price for such stock options is the fair market value of a share of the Company’s common stock on the date of grant. The stock options, with respect to the Time Based Shares, will vest in equal installments annually over a three-year period beginning with the commencement of employment with the Company. The stock options, with respect to the Performance Shares, were to commence vesting in equal installments annually over a three-year period depending upon the attainment of certain performance goals. On August 5, 2009, the performance criteria of the stock options was deemed to be met and the options will vest in equal installments annually over a five-year period commencing on the first anniversary date of the date of grant.

14. Income Taxes

The Company has identified several tax jurisdictions because it has operations in United States, Canada, and the United Kingdom. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15. Segment Information

The Company follows the authoritative guidance on the required disclosures for segments which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers.

The guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two reportable segments, which are distinguished by geographic location in Canada and the United States. Within the US reporting segment, the Company has aggregated two operating segments. These segments have been aggregated as they share similar economic characteristics including similar product lines and shared manufacturing processes and equipment. Both segments design and manufacture electronic components. Inter-segment sales are presented at their market value for disclosure purposes.

Six months ended November 30, 2009	Electronics Components & Sub-Systems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$11,947,351	$9,448,846	$—	$—	$21,396,197
Inter-segment sales	229,394	345,674	—	(575,068)	—

Total revenue	12,176,745	9,794,520	—	(575,068)	21,396,197

Operating Income (loss) before expenses below:	(893,836)	(457,328)	—	—	(1,351,164)
Corporate head office expenses	—	—	2,430,715	—	2,240,715
Depreciation and amortization	330,135	334,816	1,647	—	666,598
(Gain) from asset acquisition	—	—	(993,239)	—	(993,239)
Other (income) expenses	(917,209)	(17,421)	169,821	—	(764,809)
Income tax expense (benefit)	26,087	—	—	—	26,087

Net income (loss)	$(332,849)	$(774,723)	$(1,608,944)	$—	$(2,716,516)

Segment assets	$16,793,061	$13,238,723	$2,003,695	$—	$32,035,479
Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$146,526	$39,597	$—	$—	$186,123

Six months ended November 30, 2008	Electronics Components & Sub-Systems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$13,638,822	$—	$—	$—	$13,638,822
Inter-segment sales	43,165	—	—	(43,165)	—

Total revenue	13,681,987	—	—	(43,165)	13,638,822

Operating Income (loss) before expenses below:	(2,481,181)	—	—	—	(2,481,181)
Corporate head office expenses	—	—	523,897	—	523,897
Depreciation and amortization	387,323	—	1,089	—	388,412
Other (income) expenses	(125,262)	—	(547,798)	—	(673,060)
Income tax expense (benefit)	(57,606)	—	73,646	—	16,040

Net income (loss)	$(2,685,636)	$—	$(50,834)	$—	$(2,736,470)

Segment assets	$22,187,996	$—	$4,294,976	$—	$26,482,972
Goodwill included in assets	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$436,419	$—	$4,717	$—	$441,136

16. Subsequent Events

We have evaluated subsequent events through January 14, 2010, the date our financial statements were issued, and up to the time of filing of our financial statements with the SEC.

During the third quarter, the Company formally commenced the process of reviewing it’s divestiture options for non-core divisions in order to strengthen its balance sheet, improve profitability and maximize shareholder return.

On December 21, 2009, the Company secured a line of credit facility at its Emcon Emanation Control subsidiary in the amount of $997,000 ($1,000,000 CAD). The line of credit facility is variable rate debt tied to the prime rate in Canada. The facility is secured by the subsidiaries’ assets.

As previously disclosed on an 8-K filed June 29, 2009, the Company issued $3,650,000 principal amount secured, convertible promissory notes (the “Notes”) to a group of investors. The Notes are secured by the personal property of the Company and its subsidiaries, pursuant to a Security Agreement. On December 21, 2009, the Note and Security Agreement (“First Amendment”) between the Company and the holders of the Notes was amended. The holders of the Notes agreed that the Company may incur secured debt in connection with any line of credit or other working capital facility, or in connection with any stock or asset acquisition, and any security for such debt may be senior to the security for the Notes. In consideration of the holders of the Notes entering into the First Amendment, the Company agreed to issue warrants to purchase approximately 250,000 shares of the common stock of the Company (the “Warrants”), pro rata among the Note holders, at an exercise price of $1.27 per share. The Warrants expire June 23, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

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

We completed the acquisition of Cryptek on July 7, 2009. These newly acquired product lines contributed approximately $9,449,000, to net sales, and a loss of $(1,153,000) in operating earnings in the six months ended November 30, 2009. Due to the nature of the acquisition, the Company required several weeks to establish a normal course business.

The current economic slowdown has affected our business as some of our customers have reduced their orders during the six months ended November 30, 2009 but it is not expected to have a significant impact on the Company’s near-term earnings as our markets are strong. In addition, our continued strategy to consolidate facilities in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

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

The principal market for these products is the defense industry. These highly engineered products and systems include, naval aircraft landing and launching equipment, Visual Landing Aids (VLA) and Stabilized Glide Slope Indicators (SGSI), flight control and signaling systems, radar systems alteration, data communication and test equipment, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components.

Secure Communications Revenue

Revenues are derived from the manufacturing of TEMPEST & Emanation products and services, ruggedized computers and peripherals, network security appliances and software. These products specifically include TEMPEST desktops, laptops, monitors, printers and other computer peripherals plus secure faxes and modems.

The principal market for these products is the defense industry of the United States, Canada and the United Kingdom including many of the NATO and European Union countries. These highly engineered products and systems include: Tempest & Emanation products and services, ruggedized computers and peripherals, network security appliances and software.

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

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include compensation and benefit costs for all employees, including sales and customer service, sales commissions, executive, finance and human resource personnel. Also included in SG&A, is compensation related to stock-based awards to employees and directors, professional services, for accounting, legal, tax, information technology, rent and general corporate expenditures.

Research & development expenses

Research & Development (“R&D”) expenses represent the cost of our development efforts. R&D expenses include salaries of engineers, technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services. R&D costs are expenses as incurred.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. Restructuring charges include costs incurred related to the Company’s efforts to consolidate operations of recently acquired and legacy businesses.

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

Backlog

Management uses a number of data to measure the growth of the business. A key measure for growth is sales backlog. The Company’s sales backlog at November 30, 2009 was approximately $17,800,000 compared to $14,500,000 for the same period in 2008, an increase of approximately $3,300,000.

Our backlog figures represent confirmed customer purchase orders that the Company has not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing.

Results of Operations for the Six Months Ended November 30, 2009 and 2008

The following discussion of results of operations is a comparison of the Company’s six months ended November 30, 2009 and 2008.

Operating Revenue

	Six months ended November 30,
	2009	2008	% Change
Sales by product lines:
Electronics components and sub-systems	$11,947,352	$13,638,822	-12.4%
Secure communications	9,448,845	N/A	N/A

	$21,396,197	$13,638,822	56.9%

We recorded a 56.9% increase in revenues for the six months ended November 30, 2009 over the same period in 2008. The increase is attributed to the Cryptek acquisition completed on July 7, 2009. The decrease of 12.4% in our electronics component and military systems segment is related to one of its subsidiaries having to significantly reduce selling prices to a major customer for products that are now mainly manufactured overseas and due to a slowdown in orders shipped to this major customer.

Operating Expenses

Cost of Revenue and Gross Profit

	Six months ended November 30,
	2009	2008
Gross profit by product lines:
Electronics components and sub-systems	30.8%	20.7%
Secure communications	17.6%	N/A
Overall	25.0%	20.7%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Overall cost of revenue as a percentage decreased in the six months ended November 30, 2009 compared with the same period in 2008. The electronics components and sub-systems product line cost of sales decreased compared to the same period in 2008, mainly as a result of the Company realizing benefits achieved through the consolidation efforts during the last fiscal year but was offset by the gross margin in the secure communications product lines, as the product line as a group was at the historical bottom of its business cycle as the subsidiaries in the United States and Canada sell to government agencies, whose purchasing cycle decreases significantly during the summer months.

Selling expenses increased to $1,704,295 for the six months ended November 30, 2009 from $1,117,398 for the six months ended November 30, 2008. The increase was largely due to the inclusion of selling expenses related to the asset acquisition of Cryptek on July 7, 2009. As a percentage of sales, selling expenses were 8.0% for the six months ended November 30, 2009, compared to 8.2% for the six months ended November 30, 2008.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2009	% of sales	2008	% of sales
Payroll Expense – Sales	$869,441	4.1%	$371,243	2.7%
Commissions Expense	$470,492	2.1%	$368,563	2.7%

General and Administrative Expenses

General and administrative expenses increased to $4,423,385 for the six months ended November 30, 2009 from $2,877,922 for the six months ended November 30, 2008. The increase is a result of the addition of Cryptek on July 7, 2009 that increased general and administrative expenses by approximately $1,470,000 for the six months ended November 30, 2009.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2009	2008	$ Change
Officer Salary	$863,174	$831,888	$31,286
Professional Services	$489,368	$463,843	$25,525
Accounting and Administration	$1,290,330	$671,969	$618,361

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the six months ended November 30, 2009, business acquisition charges totaled approximately $1,142,000 compared to $0 for the six months ended November 30, 2008. Approximately $790,000 are charges related to the July 7, 2009 Cryptek acquisition.

Research and Development Expenses

Research and development costs increased to $2,517,891 for the six months ended November 30, 2009 from $2,027,190 for the six months ended November 30, 2008. The increase is due primarily to an increase of research and development expenses in the amount of approximately $60,000 at API NRC and the addition of approximately $330,000 from the operations of Cryptek.

Operating Loss

The Company posted an operating loss for the six months ended November 30, 2009 of $4,448,479 compared to a loss of $3,393,490 for the six months ended November 30, 2008. The increased operating loss of approximately $1,055,000 is attributed to the acquisition related expenses of approximately $1,142,000, related to acquisition activity, including the asset acquisition of Cryptek on July 7, 2009.

Other (Income) And Expense

Total other income for the six months ended November 30, 2009 amounted to $1,758,048, compared to $673,060 for the six months ended November 30, 2008.

The increase is largely attributable to a gain on the acquisition of Cryptek of approximately $993,000 as the fair value of the assets acquired exceed the total acquisition cost. In addition, the Company benefited from a gain of approximately $80,000 on the sale of a parcel of land adjacent to one of the design and manufacturing sites it leases in Long Island and the sale of a building resulting in a profit of approximately $845,000. These gains were offset by a reduced gain in foreign currency of approximately $625,000 and an increase in interest expense off approximately $217,000.

Income Taxes

Income taxes amounted to an expense of $26,087 for the six months ended November 30, 2009, compared to an income tax of $16,040 for six months ended November 30, 2008.

We have net operating loss carryforwards of approximately $5,047,000 to apply against future taxable income excluding any losses generated in the current year. These losses will expire as follows: $14,000, $56,000, $68,000, $3,407,000 and $1,502,000 in 2010, 2012, 2017, 2028 and 2029 respectively.

Net Loss

The Company incurred a net loss for the six months ended November 30, 2009 of $2,716,518, compared to a net loss of $2,736,470 for the six months ended November 30, 2008.

Results of Operations for the Three Months Ended November 30, 2009 and 2008

The following discussion of results of operations is a comparison of the Company’s three months ended November 30, 2009 and 2008.

Operating Revenue

	Three months ended November 30,
	2009	2008	% Change
Sales by product lines:
Electronics components and sub-systems	$6,175,174	$5,727,469	7.8%
Secure communications	6,009,834	N/A	N/A

	$12,185,008	$5,727,469	112.7%

We recorded a 112.7% increase in revenues for the three months ended November 30, 2009 over the same period in 2008. The increase is largely attributed to the Cryptek acquisition completed on July 7, 2009, however, the Company also recorded an increase of 7.8% in our electronics component and military systems segment.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended November 30,
	2009	2008
Gross profit by product lines:
Electronics components and sub-systems	32.3%	13.3%
Secure communications	17.1%	N/A
Overall	24.8%	13.3%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Overall cost of revenue as a percentage decreased in the three months ended November 30, 2009 compared with the same period in 2008. The electronics components and sub-systems product line cost of sales decreased compared to the same period in 2008, mainly as a result of the Company realizing benefits achieved through the consolidation efforts during the last fiscal year but was offset by lower gross margins in the secure communications product lines.

Selling expenses increased to $937,739 for the three months ended November 30, 2009 from $445,744 for the three months ended November 30, 2008. The increase was largely due to the inclusion of selling expenses related to the asset acquisition of Cryptek on July 7, 2009. As a percentage of sales, selling expenses were 7.70% for the three months ended November 30, 2009, compared to 7.7% for the three months ended November 30, 2008.

The major components of selling expenses are as follows:

	Three months ended November 30,
	2009	% of sales	2008	% of sales
Payroll Expense – Sales	$533,235	4.4%	$205,814	3.6%
Commissions Expense	$250,240	2.1%	$152,400	2.7%

General and Administrative Expenses

General and administrative expenses increased to $2,418,286 for the three months ended November 30, 2009 from $1,492,591 for the three months ended November 30, 2008. The increase is a result of the addition of Cryptek on July 7, 2009 that increased general and administrative expenses by approximately $852,677 for the three months ended November 30, 2009.

The major components of general and administrative expenses are as follows:

	Three months ended November 30,
	2009	2008	$ Change
Officer Salary	$464,775	$438,952	$25,823
Professional Services	$319,264	$309,980	$9,284
Accounting and Administration	$745,453	$336,823	$408,630

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the six months ended November 30, 2009, business acquisition charges totaled approximately $1,142,000 compared to $0 for the six months ended November 30, 2008. Approximately $790,000 are charges related to the July 7, 2009 Cryptek acquisition.

Research and Development Expenses

Research and development costs increased to $1,325,427 for the three months ended November 30, 2009 from $1,091,857 for the three months ended November 30, 2008. The increase is due primarily to the addition of approximately $222,000 from the operations of Cryptek.

Operating Loss

The Company posted an operating loss for the three months ended November 30, 2009 of $2,235,790 compared to a loss of $2,466,165 for the three months ended November 30, 2008.

Other (Income) and Expense

Total other income for the three months ended November 30, 2009 amounted to $309,241, compared to $558,452 for the three months ended November 30, 2008.

The decrease is largely attributable to an adjustment which lowered the gain on the acquisition of Cryptek, interest charges from the convertible notes offset from a gain of approximately $845,000 on the sale of a building resulting in a profit of approximately $845,000. The decrease in other income for the three months ended November 30, 2009 were further offset by reduced gains foreign currency transactions of approximately $537,000.

Income Taxes

Income taxes amounted to an expense of $7,245 for the three months ended November 30, 2009, compared to an income tax credit of $57,606 for three months ended November 30, 2008.

We have net operating loss carryforwards of approximately $5,047,000 to apply against future taxable income excluding any losses generated in the current period. These losses will expire as follows: $14,000, $56,000, $68,000, $3,407,000 and $1,502,000 in 2010, 2012, 2017, 2028 and 2029 respectively.

Net Loss

The Company incurred a net loss for the six months ended November 30, 2009 of $1,933,795, compared to a net loss of $1,850,107 for the three months ended November 30, 2008. The increase in net loss is largely due to an increase in acquisition related charges of approximately $578,000 and a decrease in foreign currency gains of approximately $537,000 which offset improved operating income results.

Liquidity and Capital Resources

The Six Months Ended November 30, 2009 compared to the Year Ended May 31, 2009

At November 30, 2009, we held cash of $2,026,924 compared to $2,429,928 at May 31, 2009.

Cash used by operating activities was approximately $3,588,000 for the six months ended November 30, 2009, compared to cash provided of approximately $513,000 for the six months ended November 30, 2008, a decrease of approximately $4,101,000. The decrease is related to increased operating loss offset by cost reductions resulting from the consolidation of operations executed during the previous fiscal year in an effort to reduce costs and improve efficiencies and the gain recorded on the acquisition of Cryptek.

Investing activities for the six months ended November 30, 2009 consisted mainly of the sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $956,000 and from the sale of a building the Company owned in Ottawa, Canada for proceeds of approximately $1,871,000 net of the acquisition for the assets of Cryptek for a net cash total of approximately $2,827,000.

Cash flow from financing activities totaled $3,511,299 primarily from net proceeds of $3,650,000 (2008-$0) from the issuance of convertible debt, net against repayment of long-term debt of approximately $139,000. In 2008, cash flow from financing activities was approximately $1,215,000 mainly as a result from the issuance of common shares.

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

At November 30, 2009 our working capital was sufficient to meet our current requirements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of API Technologies Corp., together with its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Inventory

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value.

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there no impairment of long-lived assets as of November 30, 2009.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. In accordance with the authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The Goodwill recorded on our consolidated financial statements relates to the acquisition of the Filtran and Filtran Inc., which was completed in 2002. We perform goodwill impairment testing under the provisions of the authoritative guidance, using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of November 30, 2009 and May 31, 2009.

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. At November 30, 2009 the Company had deferred revenues of $380,877 compared to $228,734 at May 31, 2009.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $333,500 and $81,000, in warranty liability as of November 30, 2009 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $274,000 of the increase.

Research and Development

Research and development expenses are recorded when incurred.

Stock-Based Compensation Plans

The Company follows the authoritative guidance for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company also follows the guidance for equity instruments issued to consultants.

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

The U.S., Canadian and United Kingdom Government Department of Defense (directly and through subcontractors) accounts for approximately 46, 11 and 16 percent of the Company’s 2009 revenues, respectively, while the U.S. Government and Department of Defense accounted for 71 percent in 2008, of the Company’s revenue. One of these customers represented approximately 6 percent and 15 percent of revenues for the six months ended November 30, 2009 and August 31, 2008, respectively. No customers represented over 10 percent of accounts receivable as of November 30, 2009 and May 31, 2009.

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

Effects of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, and supersedes all existing non-SEC standards. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

On June 15, 2009, the Company adopted the accounting standard regarding the general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods after June 15, 2009. Since this standard only formalizes existing GAAP, the adoption of this pronouncement did not have a material impact on the Company’s 2009 consolidated financial statements.

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance related to the disclosures about fair value of financial instruments. This guidance extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends guidance on interim financial reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the Company adopted the FASB issued guidance related to the fair value measurement of financial assets and liabilities that are remeasured and reported at fair value at least annually. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Effective June 1, 2009 the Company adopted the provisions of this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The application of the guidance to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results.

In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities. This guidance is intended to enhance the current financial statement disclosure framework. The guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using the derivatives. Finally, this guidance requires cross-referencing within the footnotes, which should help users of financial statements to locate important information about derivative instruments. The adoption of this guidance did not have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning June 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Other (income) loss for the six months ended November 30, 2009 included $42,765 of foreign exchange gains, compared to $668,227 in 2008.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. It does not engage in hedging transactions to manage its foreign currency risk.

Interest Rate Risk

Management believes that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At November 30, 2009, the Company had long-term debt of $5,516,315, compared to $89,748 as of May 31, 2009. The Company issued convertible promissory notes to a group of investors for $3,650,000 at a fixed interest rate that it used to successfully acquire the assets of Cryptek on July 7, 2009. Included in the acquisition was a mortgage that a subsidiary of Cryptek held in the United Kingdom for their design and manufacturing center. Interest on the mortgage is charged at a margin of 1.35% over Barclay’s Fixed Base Rate. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($19,000) based on the November 30, 2009 mortgage balance of $1,866,315. Substantially all of the remaining debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Capital Leases Payable Risk

At November 30, 2009, the Company had capital leases payable of $15,494, compared to $18,707 as of May 31, 2009. The debt underlying capital leases payable is fixed rate debt and accordingly there is currently no significant interest rate risk associated with its capital leases payable.

Short-Term Borrowings Risk

At November 30, 2009, the Company had a line of credit facility in place for one of its subsidiaries in the amount of $400,000 ($250,000 GBP). Total bank indebtedness at November 30, 2009 was $0 compared to $0 at May 31, 2009. The line of credit facility is variable rate debt tied to the prime rate in the United Kingdom. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($0) based on the November 30, 2009 bank indebtedness.

Marketable Securities and Cash and Cash Equivalents Risk

The Company periodically holds cash equivalents consisting of investments in money market instruments. At November 30, 2009, it held cash and cash equivalent investments of $2,026,924 (May 31, 2009—$2,429,928). This helps mitigate the risk of any interest rate increases in its line of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $20,000 based on the November 30, 2009 cash and cash equivalent balance. The Company held marketable securities of $199,153 as of November 30, 2009, compared to $129,085 at May 31, 2009. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $20,000 based on the November 30, 2009 marketable securities balance. A hypothetical 10% decrease in the market price of our marketable equity securities at November 30, 2009 would cause a corresponding 10% decrease in the carrying amounts of these securities or other comprehensive loss of $20,000.

Market Risk

The current economic slowdown has affected our business as some of our customers have reduced their orders during the six months ended November 30, 2009 but it is not expected to have a significant impact on the Company’s near-term earnings as our markets are strong. In addition, our continued strategy to consolidate facilities in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

The Company does not enter into derivative instruments to manage interest rate exposure.

ITEM 4T.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of November 30, 2009 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act. On the basis of this evaluation, our management has concluded that as of November 30, 2009 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2009, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting on October 22, 2009, the shareholders of the Company took the following actions:

1. Elected the following seven directors, constituting the entire Board of Directors, for terms to expire at the 2010 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

	Votes For	Votes Withheld
Arthur Cape	22,583,325	143,425
Jason DeZwirek	22,594,273	132,477
Phillip DeZwirek	22,595,317	131,433
Bernard Kraft	22,575,722	151,028
Jonathan Pollack	22,605,283	121,467
Stephen Pudles	22,600,173	126,577
Donald A. Wright	22,584,316	142,434

2. Approved an Amendment and Restatement of the Company’s Certificate of Incorporation to change the corporate name to “API Technologies Corp.” as follows:

Votes for:	22,657,215
Votes against:	47,435
Abstain:	21,966
Broker non-votes:	134

3. Approved an amendment to the Company’s 2006 Equity Incentive Plan to authorize an additional 3,500,000 shares of common stock for issuance under the plan as follows:

Votes for:	18,311,888
Votes against:	355,239
Abstain:	56,409
Broker non-votes:	4,003,214

4. Ratified the appointment of WithumSmith+Brown, PC as our independent registered public accounting firm for the 2010 fiscal year ending May 31, 2010 as follows:

Votes for:	22,662,265
Votes against:	45,921
Abstain:	18,564

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: January 14, 2010	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)