Form 10-Q
period 2010-02-28
API Technologies Corp.
filed 2010-04-13
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29429

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2220 Smithtown Avenue

Ronkonkoma, N.Y.

United States of America 11779

(Address of Principal Executive Offices)

(631) 981-2400

(Registrant’s Telephone Number, Including Area Code)

2300 Yonge Street, Suite 1710

Toronto, Ontario, Canada M4P 1E4

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

33,254,014 shares of common stock with a par value of $0.001 per share at April 8, 2010.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 28, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	Feb. 28, 2010 (Unaudited)	May 31, 2009
Assets
Current
Cash and cash equivalents	$6,969,662	$2,423,835
Marketable securities, at fair value	234,486	129,085
Accounts receivable, less allowance for doubtful accounts of $234,393 and $85,152 at February 28, 2010 and May 31, 2009, respectively	14,483,308	3,644,304
Inventories, net (note 6)	31,069,626	5,888,435
Deferred income taxes	411,749	186,630
Prepaid expenses and other current assets	2,660,109	266,018
Current assets of discontinued operations (note 5)	127,408	66,673

	55,956,348	12,604,980
Fixed assets, net	10,756,017	2,445,992
Fixed assets held for sale (note 2)	931,075	2,493,986
Deferred income taxes	625,938	627,160
Goodwill (note 7)	5,109,791	1,130,906
Intangible assets, net (note 7)	3,248,215	221,823
Long-lived assets of discontinued operations (note 5)	1,500,000	4,628,463

	$78,127,384	$24,153,310

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$12,393,300	$3,386,435
Deferred revenue	12,006,960	228,734
Deferred income taxes	162,173	24,922
Sellers’ note payable (note 9)	10,000,000	—
Current portion of long-term debt (note 10)	278,796	96,296
Current liabilities of discontinued operations (note 5)	604,128	622,131

	35,445,357	4,358,518
Deferred income taxes	875,490	788,844
Long-term debt, net of discount of $3,516,550 and $0 at February 28, 2010 and May 31, 2009, respectively (note 10)	22,700,548	12,159

	59,021,395	5,159,521

Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 33,254,014 and 31,753,865 shares issued and outstanding at February 28, 2010 and May 31, 2009, respectively)	33,254	31,754
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 28, 2010 and May 31, 2009, respectively)	—	—
Additional paid-in capital	41,937,171	35,179,191
Common stock subscribed but not issued	2,373,000	—
Accumulated deficit	(25,813,055)	(16,462,414)
Accumulated other comprehensive income:
Currency translation adjustment	385,672	141,677
Unrealized gain on marketable securities, net of tax	189,947	103,581

Total accumulated other comprehensive income	575,619	245,258

	19,105,989	18,993,789

	$78,127,384	$24,153,310

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	For the Nine Months Ended Feb. 28, 2010 (Unaudited)	For the Nine Months Ended Feb. 28, 2009 (Unaudited)	For the Three Months Ended Feb. 28, 2010 (Unaudited)	For the Three Months Ended Feb. 28, 2009 (Unaudited)
Revenue, net	$38,429,566	$19,159,232	$17,475,676	$5,690,095
Cost of revenues	28,906,231	14,313,280	12,950,628	4,044,250
Restructuring charges	73,622	571,416	73,622	64,940

Total cost of revenues	28,979,853	14,884,696	13,024,250	4,109,190

Gross profit	9,449,713	4,274,536	4,451,426	1,580,905

Operating expenses
General and administrative	7,344,258	3,704,385	3,272,402	1,317,155
Selling expenses	2,512,847	1,599,798	847,161	482,635
Research and development	1,791,896	609,348	1,011,022	241,901
Business acquisition and related charges	2,023,314	—	881,517	—
Restructuring charges (note 18)	510,018	200,000	510,018	—

	14,182,333	6,113,531	6,522,120	2,041,691

Operating loss	(4,732,620)	(1,838,995)	(2,070,694)	(460,786)
Other (income) expenses, net
Interest (income) expense, net	797,095	(11,208)	585,174	(6,375)
Other (income) expense, net (note 4a)	(1,937,437)	—	(10,233)	—
(Gain) loss on foreign currency transactions	(34,064)	(673,619)	8,701	(5,392)

	(1,174,406)	(684,827)	583,642	(11,767)

Loss from continuing operations before income taxes	(3,558,214)	(1,154,168)	(2,654,336)	(449,019)
Provision for income taxes	37,234	33,157	12,187	17,117

Loss from continuing operations	(3,595,448)	(1,187,325)	(2,666,523)	(466,136)
Loss from discontinued operations, net of tax	(5,755,193)	(3,145,408)	(3,967,600)	(1,130,127)

Net loss	$(9,350,641)	$(4,332,733)	$(6,634,123)	$(1,596,263)

Loss per share from continuing operations – Basic and diluted	$(0.10)	$(0.03)	$(0.08)	$(0.02)
Loss per share from discontinued operations – Basic and diluted	$(0.17)	$(0.09)	$(0.11)	$(0.03)

Net Loss per share – Basic and diluted	$(0.27)	$(0.12)	$(0.19)	$(0.05)

Weighted average shares outstanding
Basic	34,484,068	34,967,923	34,954,845	34,962,928
Diluted	34,484,068	34,967,923	34,954,845	34,962,928

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2009	31,753,865	$31,754	$35,179,191	$—	$(16,462,414)	$245,258	$18,993,789
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 11)	150	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,040,174	—	—	—	1,040,174
Stock repurchase	(5,000)	(5)	(2,395)	—	—	—	(2,400)
Stock issued as part of acquisition	1,000,000	1,000	1,399,000	—	—	—	1,400,000
Stock issued in escrow	505,000	505	706,495	—	—	—	707,000
Stock subscribed but not issued	—	—	—	2,373,000	—	—	2,373,000
Warrants issued	—	—	3,614,706	—	—	—	3,614,706
Net loss for the period	—	—	—	—	(9,350,641)	—	(9,350,641)
Foreign currency translation adjustment	—	—	—	—	—	243,995	243,995
Unrealized gain on marketable securities – net of taxes	—	—	—	—	—	86,366	86,366

Total comprehensive loss							(9,020,280)

Balance at February 28, 2010	33,254,015	$33,254	$41,937,171	$2,373,000	$(25,813,055)	$575,619	$19,105,989

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	For the Nine Months Ended February 28
	2010 (Unaudited)	2009 (Unaudited)
Cash flows from operating activities
Net loss	$(9,350,641)	$(4,332,733)
Less: Loss from discontinued operations	5,755,193	2,830,559
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	693,517	628,275
Amortization of note discounts	98,157	—
Write down of fixed assets held for sale	324,410	200,000
Stock based compensation	1,040,174	662,857
Gain on business asset acquisition	(993,192)	—
(Gain) loss on sale of fixed assets	(961,412)	263,468
Deferred income taxes	(714)	37,158
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(2,343,301)	507,057
Inventories	1,475,092	1,193,479
Prepaid expenses and other current assets	423,274	70,106
Accounts payable and accrued expenses	2,320,173	(622,265)
Deferred revenue	101,325	—

Net cash (used) provided by continuing activities	(1,417,945)	1,437,961
Net cash used by discontinued operations	(2,679,441)	(2,648,072)

Net cash used by operating activities	(4,097,386)	(1,210,111)
Cash flows from investing activities
Purchase of fixed assets	(545,868)	(144,837)
Proceeds from disposal of fixed assets (note 2)	2,827,012	785,742
Business acquisitions net of cash acquired of $2,064,587 (note 4)	(16,935,413)	—
Discontinued operations (note 5)	(43,433)	(354,323)

Net cash (used) provided by investing activities	(14,697,702)	286,582
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	1,550,000
Repurchase and retirement of common shares	(2,400)	(192,984)
Short-term borrowings advances (repayments)	—	(305,352)
Repayment of long-term debt	(231,003)	(33,631)
Net proceeds – long-term debt (note 10 and 14b)	23,650,000	—

Net cash provided by financing activities	23,416,597	1,018,033
Effect of exchange rate on cash and cash equivalents	(22,972)	(261,842)

Net change in cash and cash equivalents	4,598,537	(167,338)
Cash and cash equivalents, beginning of period – continuing operations	2,423,835	2,657,156
Cash and cash equivalents, beginning of period – discontinued operations	6,093	9,953

Cash and cash equivalents, beginning of period	2,429,928	2,667,109
Cash and cash equivalents, end of period	$7,028,465	$2,499,771
Less: cash and cash equivalents of discontinued operations, end of period	58,803	40,510

Cash and cash equivalents of continuing operations, end of period	$6,969,662	$2,459,261

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”), formerly API Nanotronics Corp., designs, develops and manufactures high reliability engineered solutions, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies.

On January 20, 2010 three newly formed subsidiaries, API Systems, Inc. (“API Systems”), API Defense, Inc. (“API Defense”) and API Defense USA, Inc. (“API USA” and collectively with API Systems and API Defense, the “API Subsidiaries”) entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“K Industries” and collectively with KDS and KII, the “Seller Companies”) dated January 20, 2010 pursuant to which the API Subsidiaries purchased substantially all of the assets of the Seller Companies (see Note 4). The Seller Companies included defense subcontractors specializing in electronics and engineered systems for various world governments, as well as military, defense, aerospace and homeland security prime contractors.

API, through the July 7, 2009 acquisition of Cryptek Technologies Inc. (see Note 4), expanded its manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. API continues to position itself as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors.

The unaudited consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended May 31, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2010 and the results of its operations and cash flows for the nine month period ended February 28, 2010. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2009 included in the Company’s Form 10-K filed with the SEC on August 27, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principle in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any the fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations and in determining their remaining economic lives. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

Betterments are capitalized and amortized by the Company, using the same amortization basis as the underlying assets over the remaining useful life of the original asset. Betterments include renovations, major repairs and upgrades that increase the service of a fixed asset and extend the useful life. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $930,000 compared to $2,500,000 at May 31, 2009. The decrease is directly attributed to the sale of land it owned adjacent to one of the Company’s manufacturing sites in the United States and the sale of land and a building of a manufacturing site in Canada.

Discontinued Operations

Components of the Company that have been or will be disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation (“NanoOpto”) have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2009 and 2010 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations and not included in the continuing operations figures. (Note 5)

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The goodwill recorded in the consolidated financial statements relates to previous acquisitions, including the Seller Companies in fiscal 2010. The Company performs goodwill impairment testing annually using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets at May 31, 2009. The Company has determined there was no impairment in goodwill as of February 28, 2010 and May 31, 2009.

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

Revenue from contracts is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financials.

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company recognizes revenue on the contracts when items are shipped.

At February 28, 2010, the Company had deferred revenues of approximately $12,007,000 compared to approximately $229,000 at May 31, 2009. The asset acquisition of the Seller Companies accounted for approximately $11,788,000 of the increase.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $270,000 and $81,000, in warranty liability as of February 28, 2010 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $211,000 of the February 28, 2010 amount.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from Canadian dollars into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

Financial Instruments

The fair values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. Marketable securities are included at fair value. The recorded value of long-term debt approximates the fair value of the debt as the terms and rates approximate market rates.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 49%, 9% and 11% of the Company’s 2010 revenues, respectively, while the US Government Department of Defense (directly and through subcontractors) accounted for 71% of the Company’s revenue in 2009. One of these customers represented approximately 12% of revenues for the nine months ended February 28, 2010 and a separate customer represented 15% of revenues for the year ended May 31, 2009, respectively. One customer, a tier one Defense subcontractor, represented 37% of accounts receivable as of February 28, 2010. No one customer represented over 10% of our accounts receivable at May 31, 2009.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share (Note 15).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Consolidated Statement of Changes in Shareholders’ Equity.

Comparative Reclassifications

Certain amounts from 2009 have been reclassified to conform to the 2010 financial statement presentation. The reclassifications had no effect on previously reported net loss or the balance sheet.

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

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning June 1, 2009. The adoption of this guidance resulted in the Company recognizing a gain associated with the Cryptek Technologies Inc. acquisition (see note 4).

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

4. Asset Acquisitions

a) Cryptek Technologies Inc.

On July 7, 2009, API Cryptek Inc. (“API Cryptek”), a wholly-owned subsidiary of the Company, incorporated on June 23, 2009, acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”), including its wholly-owned subsidiaries, Emcon Emanation Control Ltd., located in Canada and Secure Systems & Technologies, Ltd., located in the United Kingdom and its division Ion Networks (DBA Cryptek) located in the United States, through the foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000.

Cryptek developed and delivered secure communication solutions to various industries and government agencies. Cryptek also was a provider of emanation security products and solutions.

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

Cash	$2,071,270
Accounts receivable and prepaids	2,409,736
Inventory	3,484,300
Fixed assets	3,434,836
Customer related intangibles	508,000
Assumed current liabilities	(4,013,448)
Assumed mortgage payable	(1,901,502)

Fair value of net assets acquired	$5,993,192

The fair value of the net assets acquired in this transaction exceeded the fair value of the purchase price. As a result, in accordance with the guidance, the Company recognized a gain on acquisition of approximately $993,000 in the consolidated statement of operations for the nine months ended February 28, 2010. Such gain is included in other income (expense), net.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net loss from the date of acquisition of API Cryptek, July 7, 2009, to February 28, 2010 were approximately $14,846,000 and $(2,946,000), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$2,820,576
Machinery and equipment	530,747
Furniture and fixtures	36,857
Vehicles	46,656

Total fixed assets acquired	$3,434,836

b) Kuchera Defense Systems, KII Inc. and Kuchera Industries, LLC

On January 20, 2010, three newly formed subsidiaries, API Systems, Inc. (“API Systems”), API Defense, Inc. (“API Defense”) and API Defense USA, Inc. (“API USA” and collectively with API Systems and API Defense, the “API Subsidiaries”) entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“K Industries” and collectively with KDS and KII, the “Seller Companies”) dated January 20, 2010 pursuant to which the API Subsidiaries purchased substantially all of the assets of the Seller Companies.

The Seller Companies included defense subcontractors specializing in electronics and engineered systems for the defense and aerospace industries based in Pennsylvania. The API Subsidiaries purchased the assets of the Seller Companies for total consideration of $28,480,000, comprised of (i) $24,000,000, comprised of $14,000,000 of cash paid at closing and a $10,000,000 short term note (the “Sellers’ Note”) dated January 20, 2010 issued to the Seller Companies and (ii) 3,200,000 shares of API common stock (the “Shares”) payable as follows: 1,000,000 Shares were issued and delivered at closing, 1,000,000 Shares are to be issued and delivered on the first anniversary of the closing and 1,200,000 Shares are to be issued and delivered on the second anniversary of the closing. The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Company has issued 505,000 shares in escrow from the 2,200,000 shares remaining to be delivered. The API Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued. The stock issued and to be issued was valued at $1.40 per share, the fair value of the common stock at the transaction date.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,140,175. The expenses are accounted for as operating expenses. The results of operations of the API Defense Subsidiaries have been included in the Company’s results of operations beginning on January 20, 2010.

This guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company.

Accounts receivable and prepaids	$8,782,777
Inventory	23,131,160
Fixed assets	5,490,129
Technology and Customer related intangibles	2,585,000
Goodwill	3,978,885
Assumed current liabilities	(2,741,772)
Assumed deferred revenue	(11,628,411)
Assumed capital leases payable	(1,117,768)

Fair value of net assets acquired	$28,840,000

The fair value of the API Subsidiaries exceeded the underlying fair value of all other assets acquired, thereby giving rise to the goodwill. Technology and customer related intangibles are amortized on a straight line basis over 15 years.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income of API Subsidiaries, from the date of acquisition January 20, 2010 to February 28, 2010, were approximately $7,203,000 and $1,357,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958,390
Machinery and equipment	3,337,661
Furniture and fixtures	120,667
Vehicles	73,411

Total fixed assets acquired	$5,490,129

The following unaudited pro forma summary presents the combined results of operations as if the Seller Companies and Cryptek acquisitions described above had occurred at the beginning of the period for the nine and three months ended February 28, 2010, respectively.

	Nine months ended February 28, 2010 (Pro forma)	Three months Ended February 28, 2010 (Pro forma)
Revenues	$85,261,454	$28,506,921
Net loss from continuing operations	$(2,311,538)	$(1,932,121)
Net loss	$(8,066,731)	$(5,899,721)
Net loss from continuing operations per share – basic and diluted	$(0.07)	$(0.06)
Net loss per share – basic and diluted	$(0.23)	$(0.17)

The Company is completing the comparative information required to present pro forma financial statements, which will be reflected in subsequent periods.

5. Discontinued Operations

On February 20, 2010 the Company announced that it is closing its nanotechnology research and development subsidiary, NanoOpto, which was acquired by API in 2007 and is located in Somerset, New Jersey. The Company expects the shut down process to be completed by May 31, 2010.

The operating results of NanoOpto are summarized as follows:

	Nine months ended February 28,		Three months ended February 28,
	2010	2009	2010	2009
Revenue, net	482,899	249,360	40,591	79,675
Cost of revenues	113,669	50,720	11,964	16,424

Gross Profit	369,230	198,640	28,627	63,251
General and administrative	534,226	734,700	171,390	244,009
Research and development	2,772,200	2,560,479	1,035,183	900,735
Selling expenses	53,342	44,868	14,734	44,633
Provision for income taxes	1,560	4,001	520	4,001
Other income	(19,250)	—	(8,035)	—
Write-down of long-lived assets	2,782,345	—	2,782,435	—

Loss from discontinued operations, net of tax	(5,755,193)	(3,145,408)	(3,967,600)	(1,130,127)

The write-down of $2,782,345 resulted from the Company’s analysis of the net realizable value of the long-lived assets of discontinued operations. The Company has determined the fair value of these long-lived assets using Level 3 inputs for fair value measurement purposes. A valuation report was obtained from an independent third party, who developed the estimates using Level 3 inputs including recent sales of like or similar equipment.

The assets and liabilities relating to NanoOpto consisted of the following:

	February 28, 2010	May 31, 2009
Cash	$58,803	$6,093
Accounts receivable	36,242	7,361
Prepaid expenses	32,363	53,219

Current assets of discontinued operations	127,408	66,673

Fixed assets, net	1,500,000	3,361,065
Intangible assets, net	—	1,267,398

Long-lived assets of discontinued operations	1,500,000	4,628,463

Accounts payable and accrued expenses	604,128	622,131

Current liabilities of discontinued operations	604,128	622,131

6. Inventories

Inventories consisted of the following:

	February 28, 2010	May 31, 2009
Raw materials	$9,732,662	$2,580,454
Work in progress	19,013,049	1,369,842
Finished goods	2,323,915	1,938,139

Total	$31,069,626	$5,888,435

7. Goodwill and Intangible Assets

Changes in the carrying amount of Goodwill were as follows:

Balance, May 31, 2009	$1,130,906
Goodwill from business acquisition (note 4b)	3,978,885

Balance, February 28, 2010	$5,109,791

Changes in the carrying amount of Intangible assets were as follows:

Balance, May 31, 2009	$221,823
Intangible assets from Cryptek acquisition (note 4a)	508,000
Intangible assets from Seller Companies (note 4b)	2,585,000
Less: Amortization	(66,608)

Balance, February 28, 2010	$3,248,215

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 28, 2010	May 31, 2009
Accounts payable and accrued expenses	$10,844,326	$2,556,404
Wage and vacation accrual	1,548,974	830,031

Total	$12,393,300	$3,386,435

9. Sellers’ Note Payable

The Company was obligated under the following debt instrument:

	February 28, 2010	May 31, 2009
Sellers’ Note payable, due December 31, 2010, 5% interest	$10,000,000	$—

On January 20, 2010, the API Subsidiaries issued a $10,000,000 short term note in connection with the purchase of the assets of the Seller Companies (see Note 4). The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Sellers’ Note bears interest at an annual rate of five percent (5%) and matures on December 31, 2010. The Sellers’ Note provides for certain monthly interest payments. The entire principal balance and accrued interest is due and payable at maturity. The Sellers’ Note is secured by certain assets of the Seller Companies purchased by the API Subsidiaries, excluding government contracts.

10. Long-Term Debt

The Company was obligated under the following debt instruments:

	February 28, 2010	May 31, 2009

Convertible promissory notes, net of discount of $207,024 and $0 at February 28, 2010 and May 31, 2009, respectively, due June 23, 2012, 12% interest (a)	$3,442,976	$—
Secured promissory notes, net of discount of $3,309,526 and $0 at February 28, 2010 and May 31, 2009, respectively, due January 20, 2013, 15% interest (b)	16,690,474	—
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,687,126	—
Capital leases payable	1,158,768	18,707
Other	—	89,748

	$22,979,344	$108,455
Less: Current portion of long-term debt	(278,796)	(96,296)

Long-term portion	$22,700,548	$12,159

a)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000 (see Note 14). Interest on the convertible notes is payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes are secured by the personal property of the Company and its subsidiaries. The Convertible Notes are due on June 23, 2012.

The outstanding principal amount of the Convertible Notes and/or accrued and unpaid interest or any portion thereof are convertible at the holder’s option into shares of common stock, of the Company, at a price per share equal to $0.75 per share. The Company used the proceeds of the Convertible Notes to purchase all of the rights, title and interest of Wachovia Bank, National Association (“Wachovia Bank”) and Wachovia Capital Finance Corporation (Canada) (collectively with Wachovia Bank, “Wachovia”) in and to certain loans and financing documents (the “Cryptek Loan”). The loans and financing documents included the loan to Cryptek by Wachovia and security agreements covering substantially all of the assets of Cryptek.

On December 21, 2009, the Note and Security Agreement between the Company and the holders of the Convertible Notes was amended (the “First Amendment”). The holders of the Convertible Notes agreed that the Company may incur senior secured debt in connection with any line of credit or other working capital facility, or in connection with any stock or asset acquisition. In consideration of the holders of the Convertible Notes entering into the First Amendment, the Company agreed to issue warrants to purchase approximately 250,000 shares of the common stock of the Company (the “December Warrants”), pro rata among the Convertible Notes holders, at an exercise price of $1.27 per share. The December Warrants expire June 23, 2012.

The number of shares of common stock that can be purchased upon the exercise of the December Warrants and the exercise price of the December Warrants are subject to customary anti-dilution provisions. The Company evaluated the December Warrants for purposes of classification and determined they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. In addition, the Company determined that the December Warrants should be treated as a modification and not an extinguishment of debt. As a result, the discount will be amortized over the life of the Convertible Notes using the interest method.

The following table summarizes the accounting for the December Warrants:

January 20, 2010
Warrants Fair Value	$223,398

Black-Scholes Model Assumptions:
Risk free interest	1.36%
Expected volatility	131%
Expected life	2.5 years
Dividend rate	—

For the period from inception to February 28, 2010, non-cash interest expense includes $16,374 for the amortization of the convertible note discount using the interest method.

b)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase 3,571,447 shares of common stock (“Warrants”) of API to various investors including certain Directors and Officers of the Company. Neither the Seller Companies nor their owners were issued any Notes or Warrants.

The Notes are due three years from issuance. Interest accrues at an annual rate of 15% per annum and is payable in arrears each calendar quarter. The entire principal balance and all accrued and unpaid interest on the Notes is payable upon maturity. The Company can elect to prepay all or a portion of the Notes anytime. If the Company elects to prepay in the first year, it must pay the investor interest that would have accrued on such prepaid amount from and after the prepayment date to January 20, 2011. Otherwise, the Company must pay the investor an additional 2% of the prepaid amount. The Notes are secured by the assets of API and its subsidiaries pursuant to security agreements, excluding real estate. The security interests of the Notes are subordinate to (1) working capital loans and (2) securities interests granted in connection with any acquisition by API of other companies, lines of businesses or assets, or the financing thereof.

The warrants have an exercise price of $1.40 per share and expire in five years. The number of shares of common stock that can be purchased upon the exercise of the Warrants and the exercise price of the Warrants are subject to customary anti-dilution provisions. The Company evaluated the Warrants for purposes of classification and determined that they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification.

The following table summarizes the accounting of the Notes and Warrants:

January 20, 2010
Notes Fair Value	$20,000,000
Note Relative Fair Value	16,608,692
Warrants Fair Value	4,083,774
Warrant Relative Fair Value	3,391,308

Black-Scholes Model Assumptions:
Risk free interest	2.27%
Expected volatility	116%
Expected life	5 years
Dividend rate	—

For the period from inception to February 28, 2010, non-cash interest expense includes $81,783 for the amortization of the note discount using the interest method.

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 28, 2010. The mortgage is secured by the subsidiaries’ land and building.

On December 21, 2009, the Company secured a line of credit facility at its Emcon Emanation Control subsidiary in Canada in the amount of $997,000 ($1,000,000 CAD). The line of credit facility is variable rate debt tied to the prime rate in Canada. The facility is secured by the subsidiaries’ assets. As of February 28, 2010 there are no amounts outstanding under this facility.

11. Shareholders’ Equity

On January 20, 2010 the Company agreed to issue Warrants to purchase 3,571,447 shares of common stock of API to various investors in a private transaction that raised $20,000,000 in principal amount of Notes used to help finance the purchase of the assets of the Seller Companies (Note 10b). Neither the Seller Companies nor their owners were issued any Notes or Warrants.

On January 20, 2010 the Company issued 3,200,000 shares of API common stock payable as part of the compensation to the Seller Companies (Note 4) or their designees. 1,000,000 shares were issued and delivered at closing, 1,000,000 shares are to be issued and delivered on the first anniversary of the closing and 1,200,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 505,000 shares in escrow from the 2,200,000 shares remaining to be delivered. The API Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued.

On December 21, 2009, API issued the December Warrants to purchase approximately 250,000 shares of the common stock of API to Convertible Note-holders (see Note 10a), at an exercise price of $1.27 per share. The December Warrants expire June 23, 2012. The December Warrants were issued in consideration for the holders of the Convertible Notes agreement that the Company may incur senior secured debt in connection with any line of credit or working capital facility, or in connection with any stock or asset acquisition.

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of February 28, 2010, (i) API had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,518 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API’s transfer agent was awaiting stockholder elections on 165,177 shares of API common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API has not issued, but is obligated to issue, 2,503,589 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates.

On February 9, 2009, the Company authorized a program to repurchase up to 10% of its common stock over the next 12 months. As of February 28, 2010, the Company repurchased and retired 717,822 of its common stock for net outlay of $212,103.

During the nine months ended February 28, 2010 the Company issued 2,753,108 options related to employment arrangements (Note 12). These option grants were valued using the Black-Scholes option-pricing model.

12. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 5,000,000 to 8,500,000. Of the 8,500,000 shares authorized under the Equity Incentive Plan, 2,422,378 shares are available for issuance pursuant to options or as stock as of February 28, 2010. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years and fifteen years, respectfully, from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 28, 2010, there was $3,374,860 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2010 to 2015. No stock options were issued to the Seller Companies or their owners.

During the nine months ended February 28, 2010 and 2009, $1,040,174 and $662,857, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	February 28, 2010	February 28, 2009
Expected volatility	112.8%	72.1%
Expected dividends	0%	0%
Expected term	3 – 5 years	4 – 5 years
Risk-free rate	2.37%	4.00%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding – May 31, 2008	3,506,850	$1.464
Less forfeited	(71,667)	$2.859
Exercised	—	$—
Issued	106,666	$2.220

Stock Options outstanding – May 31, 2009	3,541,849	$1.493
Less forfeited	(217,335)	$1.925
Exercised	—	$—
Issued	2,753,108	$1.380

Stock Options outstanding – February 28, 2010	6,077,622	$1.428

Stock Options exercisable – February 28, 2010	2,342,120	$1.440

The weighted average grant price of options granted during the nine months ended February 28, 2010 and February 28, 2009 was $1.38 and $2.05, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at February 28, 2010	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at February 28, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.30 – 3.00	6,015,958	$1.401	7.996	$—	2,309,581	$1.404	$—
$3.01 – 6.00	61,664	$4.035	6.963	$—	32,539	$4.035	$—

	6,077,622		7.968	$—	2,342,120		$—

The intrinsic value is calculated at the difference between the market value as of February 28, 2010 and the exercise price of the shares. The market value as of February 28, 2010 was $1.24 as reported by the OTC Bulletin Board.

13. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended February 28:

	2010	2009

(a) Supplemental Cash Flow Information
Cash paid for income taxes	$37,948	$820
Cash paid for interest	242,049	5,005
(b) Non cash transactions
Sellers’ note payable issued in business acquisition	$10,000,000	$—
Common stock issued in business acquisition	2,107,000	—
Common stock subscribed but not issued in business acquisition	2,373,000	—
Issuance of warrants with debt modification resulting in debt discount	223,398	—
Issuance of warrants with promissory notes resulting in debt discount	3,391,308	—
Assets acquired and liabilities assumed in business acquisitions, net (note 4)	$28,494,720	$—

14. Related Party Transactions

(a)	Included in general and administrative expenses for the nine months ended February 28, 2010 are consulting fees of $67,447 (2009 - $63,367) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $140,140 (2009 - $141,836) paid to a corporation of which two of the directors are also directors of the Company. (See Note 16b).

(b)	On June 23, 2009, API issued $3,650,000 of secured, convertible promissory notes to a group of investors. Two of the investors are directors of the Company, and a third investor is controlled by one of those directors and a third director. In addition, on December 20, 2009 the Company agreed to issue warrants to purchase approximately 250,000 shares of the common stock of the Company, pro rata among the convertible notes holders, at an exercise price of $1.27 per share (Note 10a).

Included in interest expenses for the nine months ended February 28, 2010 are interest charges of $90,575 related to the Convertible Notes paid to certain directors of the Company.

(c)	On January 20, 2010, API issued $20,000,000 of secured promissory notes and warrants to purchase 3,571,447 shares of common stock of API to a group of investors (Note 10b). Seven of the investors are, or are affiliates of, directors or officers of the Company. Neither the Seller Companies nor their owners were issued such notes or warrants.

Included in interest expenses for the nine months ended February 28, 2010 are interest charges of $82,541 related to the Notes paid to certain directors and officers of the Company.

15. Earnings (Loss) Per Share of Common Stock

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Nine months ended February 28,		Three months ended February 28,
	2010	2009	2010	2009
Weighted average shares-basic	34,484,068	34,967,923	34,954,845	34,962,928
Effect of dilutive securities	*	*	*	*

Weighted average shares – diluted	34,484,068	34,967,923	34,954,845	34,962,928

Basic EPS and diluted EPS for the nine months ended February 28, 2010 and 2009 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the nine months ended February 28, 2010 of 4,096,787 of which, only 2,503,528 shares have been exchanged as of February 28, 2010.

*	All outstanding options aggregating 6,077,622 incremental shares, 3,821,447 warrants and 4,866,667 shares underlying the convertible promissory notes, have been excluded from the February 28, 2010 (all outstanding options aggregating 3,613,517 incremental shares from the February 28, 2009) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2010 and 2009.

16. Commitments

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of February 28, 2010.

2010	$446,669
2011	1,802,670
2012	1,769,960
2013	1,572,009
2014	1,095,942
Thereafter	4,383,623

Total	$11,070,873

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $1,050,703, and $595,935 for the nine months ended February 28, 2010 and 2009, respectively.

b)	The Company has an oral agreement for management services with Icarus Investment Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. Included in general and administrative expenses for the nine months ended February 28, 2010 and 2009 are $140,140 and $141,836, respectively.

17. Income Taxes

The Company has identified several tax jurisdictions because it has operations in United States, Canada, and the United Kingdom. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

18. Restructuring Charges Related to Consolidation of Operations

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

The first nine months of fiscal year 2010 restructuring actions included charges of approximately $185,000 related to workforce reductions and other expenses related to consolidating its two wholly-owned subsidiaries in Ottawa, Canada. The Company also realized impairment charges of approximately $324,000 on buildings available for sale in Ogdensburg, N.Y. and Endicott, N.Y and incurred approximately $74,000 in lease charge commitments related to its effort to consolidate its two wholly-owned subsidiaries in Ottawa, Canada into one location. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of February 28, 2010.

The Company’s consolidating efforts in order to enhance operational efficiency continues, including the winding up and relocating of business at certain locations. In the third quarter of fiscal year 2010, the Company moved the Filtran operations into a manufacturing facility in Ottawa’s High-Tech centre.

During the nine months ended February 28, 2010, the Company began the evaluation and consolidation of certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A.

As of February 28, 2010, the following table represents the details of restructuring charges:

Workshare Reduction Cost
Balance, May 31, 2009	$1,076,141
Restructuring charges	259,230
Write-offs	324,410

Total accumulated restructuring charges at February 28, 2010	1,659,781
Cash payments	991,030
Non-cash charges	524,410

Balance, February 28, 2010	$144,341

The remaining balance at February 28, 2010 is included in accounts payable and accrued liabilities.

19. Segment Information

The Company follows the authoritative guidance on the required disclosures for segments which establish standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers.

The guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two principal business segments, Engineered Systems and Components and Secure Communications. Inter-segment sales are presented at their market value for disclosure purposes.

Nine months ended February 28, 2010	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$23,942,423	$14,487,143	$—	$—	$38,429,566

Nine months ended February 28, 2010	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Inter-segment sales	—	—	—	—	—

Total revenue	23,942,423	14,487,143	—	—	38,429,566

Operating Income (loss) before expenses below:	596,232	(2,579,959)	—	—	(1,983,727)
Corporate head office expenses	—	—	1,957,219	—	1,957,219
Depreciation and amortization	375,316	315,730	100,628	—	791,674

Other (income) expenses	(919,836)	48,568	(303,138)	—	(1,174,406)
Income tax expense (benefit)	28,092	1,560	7,582	—	37,234

Net loss from continuing operations	1,112,660	(2,945,817)	(1,762,291)	$—	$(3,595,448)

Loss from discontinued operations, net of tax	(5,755,193)	—	—	—	(5,755,193)

Net income (loss)	$(4,642,533)	$(2,945,817)	$(1,762,291)	$—	$(9,350,641)

Segment assets	$59,580,683	$10,263,711	$8,282,900	$—	$78,127,384
Goodwill included in assets	$5,044,791	$—	$—	$—	$5,044,791
Capital expenditures	$496,363	$44,788	$4,717	$—	$545,868

Nine months ended February 28, 2009	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$19,159,232	$—	$—	$—	$19,159,232
Inter-segment sales	—	—	—	—	—

Total revenue	19,159,232	—	—	—	19,159,232

Operating Income (loss) before expenses below:	(217,395)	—	—	—	(217,395)
Corporate head office expenses	—	—	993,325	—	993,325
Depreciation and amortization	626,709	—	1,566	—	628,275
Other (income) expenses	(152,465)	—	(532,362)	—	(684,827)
Income tax expense (benefit)	(57,340)	—	90,497	—	33,157

Net loss from continuing operations	(634,299)	$—	$(553,026)	$—	$(1,187,325)
Loss from discontinued operations, net of tax	(3,145,408)	—	—	—	(3,145,408)

Net loss	$(3,779,707)	$—	$(553,026)	$—	$(4,332,733)

Segment assets – as of May 31, 2009	$21,507,304	$—	$2,646,006	$—	$24,153,310
Goodwill included in assets – as of May 31, 2009	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$140,120	$—	$4,717	$—	$144,837

20. Subsequent Events

The Company has evaluated subsequent events through April 13, 2010, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common stock over the next 12 months. The Company has not yet repurchased any shares under this program.

On March 18, 2010, the Company accepted the resignation of Martin Moskovits, Chief Technology Officer, effective April 2, 2010 (the “Effective Date”). In connection with Mr. Moskovits resignation, the Company entered into an agreement to pay Mr. Moskovits a lump sum amount of $100,000. The Company also agreed to a three month extension of the expiration date of 200,000 options to purchase shares of common stock held by Mr. Moskovits. Those options will expire six months after the Effective Date instead of three months after the Expiration Date, as provided in the original option agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

We are primarily a defense manufacturer that designs, develops and manufactures highly engineered solutions, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. We own and operate several state-of-the-art manufacturing facilities throughout North America and the United Kingdom. Our customers include government agencies in the U.S., Canada, the U.K. and other NATO countries and military prime contractors.

We continue to position ourselves as a total engineering solution provider to various governments internationally, as well as the military, defense, aerospace and homeland security prime contractors. We significantly expanded the range of electronic manufacturing services as a result of the January 20, 2010 acquisition from prototyping to high volume production, with specialization in high speed surface mount circuit card assembly for military prime contractors and advanced weapon systems including missiles, unmanned air, ground and robotic systems.

The July 2009 Cryptek acquisition also expanded our manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. These newly acquired product lines contributed approximately $14,486,000, to net sales in the nine months ended February 28, 2010. A delay in government security clearance at one of our subsidiaries, has prevented the subsidiary from bidding on government orders, however we believe it will receive the appropriate clearances over the next several months. In addition, the Canadian government has delayed TEMPEST orders as a result of its spending on large events (including the Olympics) that occurred in Canada during the last several quarters.

We completed the acquisition of the assets of Kuchera Defense Systems, Inc., KII, Inc. and Kuchera Industries, LLC (collectively the “Seller Companies”) on January 20, 2010. These newly acquired product lines contributed approximately $7,203,000, to net sales from January 20, 2010 to February 28, 2010.

We closed our nanotechnology research and development subsidiary on February 22, 2010. We expect the shutdown process to be completed by May 31, 2010. We have reported this subsidiary as discontinued operations on our financial statements and all prior periods have been revised to reflect a consistent accounting treatment.

The current economic slowdown has affected our business as some of our customers have reduced their orders during the nine months ended February 28, 2010, but it is not expected to have a significant impact on our near-term earnings as our markets are strong. In addition, our continued strategy to consolidate facilities in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

Operating Revenues

We derive operating revenues from the sales in two principal business segments: Engineered Systems and Components and Secure Communications. The asset acquisition of Cryptek on July 7, 2009 contributed to the new Secure Communications product line and the asset acquisition of the Seller Companies on January 20, 2010 significantly expanded our Engineered Systems & Components revenues. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including many NATO and European Union countries.

Engineered Systems and Components Revenue includes high speed surface mount circuit card assembly for military prime contractors, advanced weapon systems including missiles, unmanned air, ground and robotic systems, Other products include naval aircraft landing and launching systems, radar systems alteration, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components.

The main demand today for all of our products come from the various world governments, including militaries, defense organizations, aerospace, homeland security and prime defense contractors.

Secure Communications Revenue

Revenues are derived from the manufacturing of TEMPEST & Emanation products and services, ruggedized computers and peripherals, network security appliances and software. These products specifically include TEMPEST desktops, laptops, monitors, printers and other computer peripherals plus secure faxes and modems.

The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and many of the other NATO and European Union countries. These highly engineered products and systems include: TEMPEST & Emanation products and services, ruggedized computers and peripherals, network security appliances and software.

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

Operating Expenses

Operating expenses consist of selling, general, administrative expenses, research and development, business acquisition and related charges and other income or expenses.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include compensation and benefit costs for all employees, including sales and customer service, sales commissions, executive, finance and human resource personnel. Also included in SG&A, is compensation related to stock-based awards to employees and directors, professional services, for accounting, legal and tax, information technology, rent and general corporate expenditures.

Research and development expenses

Research and development (“R&D”) expenses represent the cost of our development efforts. R&D expenses include salaries of engineers, technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services. R&D costs are expenses as incurred.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. Related charges include costs incurred related to our efforts to consolidate operations of recently acquired and legacy businesses.

Other Income (Expense)

Other income and (expense) consists of interest income on cash, cash equivalents and marketable securities, interest expense on notes payable, operating loans and capital leases, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Management uses a number of indicators to measure the growth of the business. A key measure for growth is sales backlog. Our sales backlog at February 28, 2010 was approximately $82,017,000 compared to $15,609,000 at February 28, 2009, an increase of approximately $66,408,000. API Defense and API Systems represent approximately $61,460,000 of our backlog.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the nine Months Ended February 28, 2010 and 2009

The following discussion of results of operations is a comparison of our nine months ended February 28, 2010 and 2009.

Operating Revenue

	Nine months ended February 28,
	2010	2009	% Change
Sales by segments:
Engineered Systems and Components	$23,942,423	$19,159,232	25.0%
Secure Communications	14,487,143	N/A	N/A

	$38,429,566	$19,159,232	100.6%

We recorded a 100.6% increase in revenues for the nine months ended February 28, 2010 over the same period in 2009. The increase is attributed to the Cryptek and the Seller Companies acquisitions completed on July 7, 2009 and January 20, 2010, respectively.

Operating Expenses

Cost of Revenue and Gross Profit

	Nine months ended February 28,
	2010	2009
Gross profit by segments:
Engineered Systems and Components	29.8%	22.3%
Secure Communications	15.9%	N/A
Overall	24.6%	22.3%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Overall cost of revenue as a percentage decreased in the nine months ended February 28, 2010 compared with the same period in 2009. The Engineered Systems and Components segment cost of sales decreased compared to the same period in 2009, mainly as a result of the Company realizing benefits achieved through the consolidation efforts during the last fiscal year. This was partially offset by the lower gross margin in the Secure Communications segment, as the product line as a group was at the historical bottom of its business cycle as the subsidiaries in the United States and Canada sell to government agencies, whose purchasing cycle decreases significantly during the summer months.

General and Administrative Expenses

General and administrative expenses increased to $7,344,258 for the nine months ended February 28, 2010 from $3,704,385 for the nine months ended February 28, 2009. The increase is a result of the addition of Cryptek and the Seller Companies, which increased general and administrative expenses by approximately $3,093,000 for the nine months ended February 28, 2010.

The major components of general and administrative expenses are as follows:

	Nine months ended February 28,
	2010	% of sales	2009	% of sales
Accounting and Administration	$2,113,381	5.5%	$873,484	4.6%
Officer Salaries	$1,401,420	3.6%	$867,459	4.5%
Professional Services	$844,679	2.2%	$667,605	3.5%

Research and Development Expenses

Research and development costs increased to $1,791,896 for the nine months ended February 28, 2010 from $609,348 for the nine months ended February 28, 2009. The increase is due primarily to an increase of research and development expenses in the amount of approximately $330,000 and $748,000 due to the asset acquisitions of Cryptek and the Seller Companies, respectively.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the nine months ended February 28, 2010, business acquisition and related charges totaled approximately $2,023,000 compared to $0 for the nine months ended February 28, 2009. The asset acquisitions of Cryptek and the Seller Companies account for $790,000 and $1,140,000, respectively.

Selling Expenses

Selling expenses increased to $2,512,847 for the nine months ended February 28, 2010 from $1,599,798 for the nine months ended February 28, 2009. The increase was largely due to the inclusion of selling expenses related to the asset acquisitions of Cryptek and the Seller Companies on July 7, 2009 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 6.5% for the nine months ended February 28, 2010, compared to 8.4% for the nine months ended February 28, 2009.

The major components of selling expenses are as follows:

	Nine months ended February 28,
	2010	% of sales	2009	% of sales
Payroll Expense – Sales	$1,428,473	3.7%	$572,235	3.0%
Commissions Expense	$628,098	1.6%	$656,180	3.4%

Operating Loss

We posted an operating loss for the nine months ended February 28, 2010 of $4,732,620 compared to a loss of $1,838,995 for the nine months ended February 28, 2009. The increased operating loss of approximately $2,894,000 is attributed to the acquisition related expenses of approximately $2,023,000, related to the asset acquisitions of Cryptek and the Seller Companies and higher non-cash stock based compensation of approximately $377,000.

Other (Income) and Expense

Total other income for the nine months ended February 28, 2010 amounted to $1,174,406, compared to $684,827 for the nine months ended February 28, 2009.

The increase is largely attributable to a gain on the acquisition of Cryptek of approximately $993,000 as the fair value of the assets acquired exceeds the total acquisition cost. In addition, we benefited from a gain of approximately $80,000 on the sale of a parcel of land adjacent to one of the design and manufacturing sites it leases in Long Island, New York and the sale of a building in Ottawa, Canada resulted in income of approximately $845,000. These gains were offset by a reduced gain in foreign currency of approximately $640,000 and an increase in interest expense of approximately $786,000, of which $100,000 was a non-cash expense related to the amortization of note discounts.

Income Taxes

Income taxes amounted to an expense of $37,234 for the nine months ended February 28, 2010, compared to an income tax of $33,157 for nine months ended February 28, 2009.

We have net operating loss carryforwards of approximately $5,047,000 to apply against future taxable income excluding any losses generated in the current year. These losses will expire as follows: $14,000, $56,000, $68,000, $3,407,000 and $1,502,000 in 2010, 2012, 2017, 2028 and 2029 respectively.

Loss From Discontinued Operations

The Company incurred losses from discontinued operations of approximately $5,755,000 for the nine months ended February 28, 2010, compared to a loss of approximately $3,145,000 in the same period of fiscal 2009. These losses are attributable to closing the Company’s facility focused on the development of nanotechnology products. During the third quarter of fiscal 2010 the Company recorded a write-down of long-lived assets of discontinued operations to net realizable value of approximately $2,782,000.

Net Loss

The Company incurred a net loss for the nine months ended February 28, 2010 of approximately $9,350,000, compared to a net loss of approximately $4,333,000 for the nine months ended February 28, 2009. The increase in net loss is largely due to the loss from discontinued operations of approximately $5,755,000 that includes the write-down of long-lived assets of discontinued operations of approximately $2,782,000, acquisition charges of approximately $2,023,000, restructuring charges of approximately $591,000 and an increase in non-cash stock based compensation of approximately $377,000, partially offset by gains on business asset acquisition and the sale of fixed assets.

Results of Operations for the Three Months Ended February 28, 2010 and 2009

The following discussion of results of operations is a comparison of the Company’s three months ended February 28, 2010 and 2009.

Operating Revenue

	Three months ended February 28,
	2010	2009	% Change
Sales by segments:
Engineered Systems and Components	$12,437,379	$5,690,095	118.6%
Secure Communications	5,038,297	N/A	N/A

	$17,475,676	$5,690,095	207.1%

We recorded a 207.1% increase in revenues for the three months ended February 28, 2010 over the same period in 2009. The increase is attributed to the Cryptek and the Seller Companies acquisitions completed on July 7, 2009 and January 20, 2010, respectively.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended February 28,
	2010	2009
Gross profit by segments:
Engineered Systems and Components	30.6%	27.8%
Secure Communications	12.8%	N/A
Overall	25.5%	27.8%

Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Overall cost of revenue as a percentage increased in the three months ended February 28, 2010 compared with the same period in 2009. The Engineered Systems and Components segment cost of sales decreased compared to the same period in 2009, mainly as a result of the Company realizing benefits achieved through the consolidation efforts during the last fiscal year, offset by higher cost of sales in the Secure Communications segment.

General and Administrative Expenses

General and administrative expenses increased to $3,272,402 for the three months ended February 28, 2010 from $1,317,155 for the three months ended February 28, 2009. The increase is a result of the addition of the Cryptek and the Seller Companies’ assets on July 7, 2009 and January 20, 2010, respectively.

The major components of general and administrative expenses are as follows:

	Three months ended February 28,
	2010	% of sales	2009	% of sales
Accounting and Administration	$931,398	5.3%	$301,515	5.3%
Officer Salaries	$654,266	3.7%	$260,298	4.6%
Professional Services	$355,494	2.0%	$240,777	4.2%

Research and Development Expenses

Research and development costs increased to $1,011,022 for the three months ended February 28, 2010 from $241,901 for the three months ended February 28, 2009. The increase is due primarily to the addition of approximately $418,000 from the operations of API Cryptek and $370,000 from the operations of the API Subsidiaries.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the three months ended February 28, 2010, business acquisition and related charges totaled approximately $882,000 compared to $0 for the three months ended February 28, 2009. Approximately $790,000 are charges related to the January 20, 2010 Seller Companies asset acquisition.

Selling Expenses

Selling expenses increased to $847,161 for the three months ended February 28, 2010 from $482,635 for the three months ended February 28, 2009. The increase was largely due to the inclusion of selling expenses related to the asset acquisition of Cryptek and the Seller Companies on July 7, 2009 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 4.8% for the three months ended February 28, 2010, compared to 8.5% for the three months ended February 28, 2009.

The major components of selling expenses are as follows:

	Three months ended February 28,
	2010	% of sales	2009	% of sales
Payroll Expense – Sales	$581,551	3.3%	$200,992	3.5%
Commissions Expense	$157,836	0.9%	$287,617	5.1%

Operating Loss

The Company recorded an operating loss for the three months ended February 28, 2010 of approximately $2,071,000 compared to a loss of approximately $461,000 for the three months ended February 28, 2009. The increased operating loss of approximately $1,610,000 is attributed to the acquisition related expenses of approximately $882,000, related to acquisition activity, including the asset acquisitions of Cryptek and the Seller Companies and restructuring charges of approximately $510,000.

Other (Income) and Expense

Total other expenses for the three months ended February 28, 2010 amounted to $583,642 compared to other income of $11,767 for the three months ended February 28, 2009.

The increase in other expenses is largely attributable to cash and non-cash interest expense related to the convertible notes and promissory notes, which were issued in connection with the acquisition of the assets of Cryptek and the Seller Companies.

Income Taxes

Income taxes amounted to an expense of $12,187 for the three months ended February 28, 2010, compared to income tax expense of $17,117 for three months ended February 28, 2009.

Loss From Discontinued Operations

The Company incurred losses from discontinued operations of approximately $3,968,000 for the three months ended February 28, 2010, compared to a loss of approximately $1,130,000 for the three months ended February 28, 2009. These losses are attributable to closing the Company’s facility focused on the development of nanotechnology products. During the third quarter of fiscal 2010 the Company recorded a write-down of long-lived assets of discontinued operations to net realizable value of approximately $2,782,000.

Net Loss

The Company incurred a net loss for the three months ended February 28, 2010 of $6,634,123, compared to a net loss of $1,596,263 for the three months ended February 28, 2009. The increase in net loss is largely due to the loss from discontinued operations of approximately $3,968,000, which includes the write-down of long-lived assets of discontinued operations of approximately $2,782,000, an increase in acquisition related charges of approximately $882,000, cash and non-cash interest totaling approximately $591,000 and restructuring charges of approximately $510,000.

Liquidity and Capital Resources

The Nine Months Ended February 28, 2010 compared to the Year Ended May 31, 2009

At February 28, 2010, we held cash of $6,969,662 compared to $2,423,835 at May 31, 2009.

Cash used by operating activities was approximately $4,097,000 for the nine months ended February 28, 2010, compared to cash used of approximately $1,210,000 for the nine months ended February 28, 2009, an increase of approximately $2,775,000. The increase is attributed to approximately $1,976,000 in changes in net operating assets and liabilities, plus an increase in losses due to acquisition charges of approximately $2,023,000, restructuring charges of approximately $591,000 and an increase in non-cash stock based compensation of approximately $377,000 partially offset by gains on business asset acquisition and sale of fixed assets available for sale.

Investing activities for the nine months ended February 28, 2010 consisted mainly of the sale of a parcel of land the Company owned in New York for proceeds of approximately $956,000 and from the sale of a building the Company owned in Canada for proceeds of approximately $1,871,000, net of capital purchases of approximately $546,000 and the asset acquisition of Cryptek and the Seller Companies for net cash of approximately $2,935,000 and $14,000,000, respectively.

Cash flow from financing activities totaled $23,416,597 primarily from net proceeds of $3,650,000 (2009-$0) from the issuance of convertible debt and $20,000,000 in promissory notes issued in connection with the acquisition of the assets of Cryptek and the Seller Companies, respectively, net against repayment of long-term debt of approximately $214,000. In 2009, cash flow from financing activities was approximately $1,018,000, primarily as a result from the issuance of common shares.

On July 7, 2009, API Cryptek acquired substantially all of the assets of Cryptek through foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000 (the “Loan Documents”). The purchase of the Loan Documents was financed with cash from corporate funds and proceeds of $3,650,000 from a private placement of secured convertible promissory notes completed June 23, 2009.

On January 20, 2010, the API Subsidiaries acquired substantially all of the assets of the Seller Companies for $28,480,000. For these assets, the Company paid $14,000,000 in cash and issued a $10,000,000 short-term note, plus an agreement to issue 3.2 million shares of the Company’s stock valued at $1.40 per share, 1,000,000 of which were issued at the closing of the transaction. The principal amount of the note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Company also issued $20,000,000 in promissory notes to various investors to finance the balance of the acquisition and fund operations. These investors do not include the Seller Companies or their owners.

The Company believes that cash flows from operations and funds available under its subsidiary credit facility will be sufficient to meet its anticipated cash requirements for the next twelve months.

At February 28, 2010 our working capital was sufficient to meet our current requirements.

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

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangibles and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value. Management has determined there are no impairments of long-lived assets as of February 28, 2010 which are not included in assets available for sale or discontinued operations.

Discontinued Operations

Components of the Company that have been or will be disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2009 and 2010 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. In accordance with the authoritative guidance, goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The goodwill recorded in the consolidated financial statements relates to previous acquisitions, including the The Seller Companies Companies in fiscal 2010. We perform goodwill impairment testing under the provisions of the authoritative guidance, using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets each quarter, and the Company has determined there was no impairment in goodwill as of February 28, 2010 and May 31, 2009.

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

Revenue from contracts is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financials.

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company recognizes revenue on the contracts when items are shipped.

At February 28, 2010 the Company had deferred revenues of approximately $12,007,000 compared to approximately $229,000 at May 31, 2009. The asset acquisition of the Seller Companies accounted for approximately $11,788,000 of the increase.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $270,000 and $81,000, in warranty liability as of February 28, 2010 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $211,000 of the February 28, 2010 amount.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from Canadian dollars into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principle in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. We also use estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any the fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations and in determining their remaining economic lives. In addition, we use assumptions when employing the Black-Scholes valuation model to estimate the fair value of options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 49%, 9% and 11% of the Company’s 2010 revenues, respectively, while the US Government Department of Defense (directly and through subcontractors) accounted for 71% of the Company’s revenue in 2009. One of these customers represented approximately 10% of revenues for the nine months ended February 28, 2010 and a separate customer represented 15% of revenues for the year ended May 31, 2009, respectively. One customer, a tier one Defense subcontractor, represented 37% of accounts receivable as of February 28, 2010. No one customer represented over 10% of our accounts receivable at May 31, 2009.

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

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning June 1, 2009. The adoption of this guidance resulted in the Company recognizing a gain associated with the Cryptek Technologies Inc. acquisition.

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

Off-Balance Sheet Arrangements

During 2010 and 2009, the Company did not use off-balance sheet arrangements.

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

Foreign Currency Risk

A substantial amount of our revenues and receivables are denominated in Canadian dollars and British pounds. The Company translates revenue and the related receivable at the prevailing exchange rate at the time of the sale. Also, a substantial amount of our expenses and payables/bank operating loans are denominated in Canadian dollars and British pounds. We translate expenses and the related payables at the prevailing exchange rate at the time of the purchase. Funds denominated in Canadian dollars or British pounds are translated into U.S. dollars at the rate in effect on the balance sheet date. Translation gains and losses resulting from variations in exchange rates, upon translation into U.S. dollars, are included in results of operations for integrated operations. The Company’s Canadian subsidiaries and the Company’s United Kingdom subsidiary are self-sustaining operations and they are translated at the current rates of exchange whereby all exchange gains and losses are accumulated in the foreign translation account on the balance sheet.

Any increase in the relative value of the Canadian dollar or the British pound to the U.S. dollar result in increased revenue and increased expenses. A decrease in the relative value of the Canadian dollar or British pound to the U.S. dollar would decrease sales revenue and decreased expenses.

Other income for the nine months ended February 28, 2010 included $34,064 of foreign exchange gains, compared to $673,619 in 2009.

The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. It does not engage in hedging transactions to manage its foreign currency risk.

Interest Rate Risk

Management believes that we have limited exposure to changes in interest rates.

Long-term Debt Risk

At February 28, 2010, the Company had long-term debt of approximately $22,979,000 net of debt discount of approximately $3,517,000 compared to approximately $108,000 as of May 31, 2009. The Company issued convertible promissory notes to a group of investors for $3,650,000 at a fixed interest rate that it used to acquire the assets of Cryptek on July 7, 2009. Included in the acquisition was a mortgage that a subsidiary of Cryptek held in the United Kingdom for their design and manufacturing center. Interest on the mortgage is charged at a margin of 1.35% over Barclay’s Fixed Base Rate. The Company issued secured promissory notes totaling $20,000,000 to various investors used to acquire the assets of the Seller Companies on January 20, 2010. These investors do not include the Seller Companies or their owners. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($1,687) based on the February 28, 2010 long-term debt balance subject to variable interest rate. Substantially all of the remaining debt is fixed rate debt and accordingly there is currently no significant impact on cash flows associated with its long-term debt.

Short-Term Borrowings Risk

At February 28, 2010, the Company had line of credit facilities in place at two of its subsidiaries, the first in the U.K. in the amount of $400,000 (250,000 GBP) and the second in Canada in the amount of $997,000 ($1,000,000 CDN). Total bank indebtedness at February 28, 2010 was $0 compared to $0 at May 31, 2009. The line of credit facilities are variable rate debt tied to the prime rates in the United Kingdom and Canada. Accordingly, we are subject to risk of prime rate increases that would increase its interest expense. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) of approximately ($0) based on the February 28, 2010 bank indebtedness.

On January 20, 2010, the API subsidiaries issued a $10,000,000 short term note in connection with the asset purchase of the Seller Companies (see Note 4). The principal amount of the Sellers’ Note is subject to a downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Sellers’ note bears interest at an annual rate of five percent (5%) and matures on December 31, 2010. The Sellers’ Note provides for certain monthly interest payments. The entire principal balance and accrued interest is due and payable at maturity. The note is secured by certain assets of the Seller Companies purchased by the API Subsidiaries, excluding government contracts.

Cash and Cash Equivalents Risk

The Company periodically holds cash equivalents consisting of investments in money market instruments. At February 28, 2010, it held cash and cash equivalent investments of approximately $6,970,000 (May 31, 2009—$2,424,000). This helps mitigate the risk of any interest rate increases in its line of credit. These cash equivalent investments are subject to interest rate changes and interest income will fluctuate directly with changes in interest rates. A hypothetical 1% increase in interest rates would result in an annual change in net income (loss) before income taxes of approximately $70,000 based on the February 28, 2010 cash and cash equivalent balance.

Marketable Securities Risk

The Company held marketable securities of approximately $234,000 as of February 28, 2010, compared to approximately $129,000 at May 31, 2009. A hypothetical 10% market price increase would result in an annual change in other comprehensive income (loss) before taxes of approximately $23,400 based on the February 28, 2010 marketable securities balance. A hypothetical 10% decrease in the market price of our marketable equity securities at February 28, 2010 would cause a corresponding 10% decrease in the carrying amounts of these securities or other comprehensive loss of $23,400.

Market Risk

The current economic slowdown has affected our business as some of our customers have reduced their orders during the nine months ended February 28, 2010 but it is not expected to have a significant impact on the Company’s near-term earnings as our markets are strong. In addition, our continued strategy to consolidate facilities in order to enhance operational efficiency is expected to further lessen the potential negative impact. We can offer no assurances, however, that the current economic situation will not materially adversely affect our business and operations.

The Company does not enter into derivative instruments to manage interest rate exposure.

ITEM 4T.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of February 28, 2010 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act. On the basis of this evaluation, our management has concluded that as of February 28, 2010 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2010, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

(a) On December 21, 2009, in consideration of the holders of the Convertible Notes entering into the First Amendment, the Company agreed to issue the December Warrants to purchase 250,000 shares of the common stock of the Company, pro rata among the Convertible Note holders, at an exercise price of $1.27 per share, the closing price of the common stock on such date. Under the First Amendment, the holders agreed that the Company may issue senior secured debt in connection with any line of credit or other working capital facility, or in connection with any stock or asset acquisition. The December Warrants expire June 23, 2012. The December Warrants contain customary anti-dilution provisions. There were no underwriting discounts or commissions paid in connection with issuance of the December Warrants. The issuance of the December Warrants was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933 (the “Act”).

On January 20, 2009, under the terms of the asset purchase agreement for the purchase of the assets of the Seller Companies by the API Subsidiaries, API agreed to issue 3,200,000 shares of API common stock (the “Shares”) as partial consideration of the assets being purchased, which Shares are payable as follows: 1,000,000 Shares were issued and delivered at closing, 1,000,000 Shares are to be issued and delivered on the first anniversary of the closing and 1,200,000 Shares are to be issued and delivered on the second anniversary of the closing. API has issued 505,000 shares in escrow from the 2,200,000 shares remaining to be issued. The API Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. There were no underwriting discounts or commissions paid in connection with issuance of the Shares. The issuance of the Shares is exempt from registration pursuant to Section 4(2) of the Act.

Additional issuances of unregistered securities during the quarter ended February 28, 2010 were previously reported in our Current Reports on Form 8-K.

(b) Not applicable.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement (incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K filed wit the SEC on March 2, 2010.

10.1	First Amendment to Note and Security Agreement dated December 22, 2009 (filed herewith).

10.2	Promissory Note dated January 20, 2010 in the principal amount of $10,000,000 (filed herewith).

10.3	Form of Secured Promissory Note issued January 20, 2010 and January 22, 2010 to investors under Regulation D in aggregate principal amount of $2,900,000 (filed herewith).

10.4	Form of Secured Promissory Note issued January 20, 2010 and January 22, 2010 to investors under Regulation S in aggregate principal amount of $17,100,000 (filed herewith).

10.5	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D for an aggregate amount of 517,861 shares of common stock (filed herewith).

10.6	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S for an aggregate amount of 3,053,586 shares of common stock (filed herewith).

10.7	Form of Warrant issued December 2009 to investors for aggregate amount of 250,000 shares of common stock (filed herewith).

10.8	Revolving credit facility between EMCON Emanation Control Ltd. and Royal Bank of Canada (filed herewith).

10.9	General Security Agreement between EMCON Emanation Control Ltd. and Royal Bank of Canada (filed herewith).

10.10	Security Agreement dated January 15, 2010 (filed herewith).

10.11	Security Agreement dated January 20, 2010 (filed herewith).

10.12	First Amendment to Security Agreement dated February 4, 2010 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 13, 2010	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)