Form 10-K
period 2010-05-31
API Technologies Corp.
filed 2010-08-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2010

☐	TRANSITION REPORT PURSUANT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29429

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Smithtown Avenue Ronkonkoma, N.Y.	11779
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number including area code: 631-981-2400

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,130,229

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 6, 2010, the Company had 32,871,225 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of May 31, 2010 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

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

Overview of the Company

API Technologies Corp. (“we,” “us,” “our,” the “Company,” or “API”) designs, develops and manufactures highly engineered solutions, systems, robotics, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. We own and operate several state-of-the-art manufacturing facilities throughout North America and the United Kingdom. Our customers, which include defense prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense subcontracting requirements to us as a result of the combination of our design, development and manufacturing expertise.

API is a defense engineered solutions provider to various world governments, as well as military, aerospace and homeland security contractors and equipment manufacturers. An engineering-driven organization, API supports its customers by adding value to their respective products and solutions throughout the project lifecycle, from conception, including design, engineering and integration services to manufacturing and system assembly. Our expertise includes missile systems, electronic warfare systems, flight control systems, range finders and communication systems. Additionally, we offer highly engineered custom products designed to meet the unique operational needs and compliance requirements of customers in its target markets. Our core capabilities span defense and aerospace, systems and engineering (such as missile systems, robotics, and payloads), components and subsystems, emanation security and TEMPEST, secure networking and communications and electronics manufacturing services.

We currently have business offices in Ronkonkoma, New York, Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, Ottawa, Ontario, Canada, and Gloucester, United Kingdom. Our executive corporate office is located at 2200 Smithtown Avenue, Ronkonkoma, NY 11779, and our telephone number at that location is (631) 981-2400. Our website, which contains links to our financial information and our filings with the SEC, is www.apitechnologies.com. The content on our website is available for information purposes only and is not incorporated by reference. We are quoted on the OTCBB under the symbol “ATNY.”

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services that create value for our customers with responsive, high-quality and affordable solutions. Our strategy involves a flexible and balanced combination of organic growth, cost reductions and select business acquisitions, enabling us to grow the Company and create shareholder value. We intend to maintain and expand our position as a leading supplier of products, systems, subsystems, and services to the United States Department of Defense (“DoD”), other U.S. Government agencies, NATO, allied foreign governments and commercial customers, both domestic and international.

Our strategies to achieve our objectives include:

•

Leveraging Existing Customer Relationships. We intend to leverage our relationships with our Tier 1 and government customers by continuing our superior performance on existing contracts and actively working with them on new contracts. Our experience has shown that strong performance on existing contracts enhances our ability to obtain additional business with our existing customer base.

•

Grow Sales Organically. We intend to maintain and expand our position as a subcontractor to prime military contractors for military products, systems, subsystems and services to the DoD, other U.S. Government agencies, NATO, allied foreign governments and commercial customers, both domestic and international. We believe our recent acquisitions of Cryptek and the KGC Companies (as hereinafter defined) with complementary product lines create cross-selling opportunities within our existing global customer base. We also believe that the recent expansion of API to the United Kingdom reinforces our international business opportunities.

•

Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales.

•

Align Research & Development with Customer Priorities. We intend to continue to align our products, services, internal investments in research and development and business development activities to proactively address customer priorities and requirements. We also intend to grow our sales through the introduction of new products and services and continued increased collaboration among our businesses to offer the best quality and competitive solutions and services to our customers.

•

Continuing to React Quickly to the Changing Defense Environment. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt existing technologies and products, such as thermal imaging, rugged computer and communication systems, to address evolving military requirements, including rapid deployment and containment of non-conventional threats, such as terrorism and asymmetric warfare. We believe our expertise in electro-optics, rugged computers, advanced communications and network systems fits well into the DoD’s current and future technological focus.

•

Capitalize on the Emphasis on Transformation and Modernization. In recent years global government budgets, including the DoD budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision-guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent limited investment in future programs. The emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will grow. We believe our Engineered Systems and Components segment, which manufactures components for these items is well positioned to benefit from the expected focus in those areas. With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-security operations. It will also be our continued strategy to focus on additional acquisition activity to expand our capabilities in these areas and to further enhance our organic growth.

•

Pursuing Strategic Acquisitions. We plan to supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs and contracts, or provide access to select customers and provide attractive returns on investment.

•

Developing and Retaining Highly Qualified Management and Technical Employees. The success of our businesses, including our ability to retain existing business and to successfully compete for new business is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills, and knowledge of our employees. We intend to retain and develop our existing employees and recruit and hire new qualified and skilled employees through training, competitive compensation, and organizational and staff development, as well as effective recruiting.

Corporate Organization and History

API was incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. On November 6, 2006, we completed the business combination among API, API Nanotronics Sub, Inc., which we refer to as API Sub, and API Electronics Group Corp., which we refer to as API Ontario. We refer to the business combination in this Form 10-K as the Business Combination. In the Business Combination, which occurred under Ontario law, API combined with API Ontario, and API Ontario became API’s wholly-owned indirect subsidiary. This Business Combination was accomplished by API forming an Ontario subsidiary, RVI Sub, Inc., which is now API Sub. API Sub is an Ontario corporation under the Business Corporations Act (Ontario), and was incorporated solely for the purpose of affecting the Business Combination. It has no operations. API Ontario became a wholly-owned subsidiary of API Sub pursuant to a Plan of Arrangement approved by the Ontario Superior Court of Justice. The holders of common shares of API Ontario were given the right to receive either 3.33 API common shares (which number reflects a subsequent stock split and reverse stock split), or if the shareholder elected and was a Canadian taxpayer, 3.33 Exchangeable Shares of API Sub (which number reflects a subsequent stock split and reverse stock split). Any API Ontario common shares not exchanged into Exchangeable Shares or API common shares will be cancelled on November 6, 2016.

Prior to the completion of the Business Combination we were a shell company. We had no subsidiaries and no affiliated companies, other than the Ontario subsidiaries that we established solely for the purpose of the Business Combination. Prior to the Business Combination, we had no operations and our assets consisted of cash and cash equivalents. Our business plan consisted of seeking an acquisition or business combination with an operating company. We accomplished that objective through the Business Combination with API.

In connection with the Business Combination API changed its name to “API Nanotronics Corp,” which subsequently changed its name to API Technologies Corp. on October 22, 2009.

Recent Developments

Acquisitions

In fiscal 2010, API completed the following transactions:

Purchase of Assets of Cryptek—On July 7, 2009, API acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”) through foreclosure on API Cryptek Inc.’s security interest and liens on the Cryptek assets, and subsequent sale under the Uniform Commercial Code. Our subsidiary, API Cryptek Inc., was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek Inc. under loan documents previously purchased by API Cryptek Inc. for $5,000,000. API Cryptek Inc. develops and delivers security solutions to various industries and government agencies as well providing emanation security products and solutions. Products include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST emanation prevention products. API Cryptek Inc. and its subsidiaries have offices in Sterling, Virginia, South Plainfield, New Jersey, Ottawa, Ontario and Gloucester, United Kingdom.

Purchase of Assets of the KGC Companies—On January 20, 2010, API and three of its subsidiaries (the “API Pennsylvania Subsidiaries”), entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies, which included defense subcontractors specializing in highly engineered systems and robotics for the defense, aerospace and communication industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $28,480,000, consisting of (i) $24,000,000, comprised of $14,000,000 of cash paid at closing and a $10,000,000 short term note (the “KGC Note”) dated January 20, 2010 and entered into and made by the API Pennsylvania Subsidiaries in favor of the KGC Companies and (ii) 3,200,000 shares of API common stock payable as follows: 1,000,000 shares of common stock were issued and delivered at closing, 1,000,000 shares of common stock are to be issued and delivered on the first anniversary of the closing and 1,200,000 shares of common stock are to be issued and delivered on the second anniversary of the closing. The stock issued and to be issued was valued at $1.40 per share, the fair value of the common stock at the transaction date. The principal amount of the KGC Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Company has issued 505,000 shares of common stock in escrow from the 2,200,000 shares of common stock remaining to be delivered. The KGC Note bears interest at an annual rate of five percent (5%) per annum and matures on December 31, 2010. The KGC Note provides for certain monthly interest payments. The entire principal balance of the KGC Note and accrued interest is due and payable at maturity. The KGC Note is secured by certain assets of the API Pennsylvania Subsidiaries, excluding government contracts.

Operational Restructuring

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel which will result in us consolidating our manufacturing operations from eight facilities into three facilities. As at July 31, 2010, we had closed and sold our Hauppauge,

New York manufacturing facility and completed the consolidation of our two Canadian facilities into one manufacturing location. We expect the rest of this process to be completed by December 2010 and should result in the reduction of approximately $4 million in annual costs.

On February 22, 2010, we announced that we were closing our nanotechnology research and development subsidiary based in Somerset, New Jersey. This business had historically been unprofitable and the closure is expected to improve our operating results and allow us to deploy our capital and management resources on our expanding defense business. The assets of the business were sold in June 2010.

Products and Services

Operating through two principal business segments—Engineered Systems and Components, and Secure Communications—we are positioned as a total engineered solution provider to various world governments, as well as defense, aerospace and homeland security contractors. The segments are distinguished by product and service offerings.

The Engineered Systems and Components segment includes the products and services of our operating subsidiaries API Defense Inc., API Defense USA Inc., API Systems Inc., National Hybrid Group, API Electronics, Inc., TM Systems, Keytronics and Filtran Limited. The Secure Communications segment includes the products and services of our subsidiaries Cryptek, Emcon Emanation Control Inc., Secure Systems and Technologies and the Ion Networks division.

Our products and services fall within the following broad categories.

Engineered Systems and Components

•	Highly Engineered Defense Solutions

We provide highly engineered solutions for the defense and aerospace sectors. Our advanced electronic, electromechanical systems and engineered materials are mission-critical, standard equipment on a wide range of military platforms. Selected offerings include: missile systems, targeting systems, electronic warfare systems and control systems. Additionally, the company offers robotic systems and payloads that are used for surveillance, targeting, as well as Explosive Ordnance Disposal (EOD).

•	Key Military and Aerospace Communications Technologies

We provide the aerospace and avionics industries with key military communications and commercial command and control technologies and manufacture state-of-the-art test equipment. For example, we have developed the world’s smallest complete Mil-Std-1553 communications terminal, the world’s first integrated 1553 transceiver/transformer, the world’s only fully integrated 1553 terminal / transformer with 64K word RAM, the world’s smallest dual 1553 transceiver, and have recently introduced COTS (commercial off the shelf) circuit board implementations that allow customers to bring their products to market in a more timely fashion with a minimum of hardware design. These products are designed into the most advanced airborne platforms worldwide, including the following types of aircrafts: C-17 Globemaster III and C-130J Hercules aircraft, AH-64 Apache helicopter, F-15, F-16, F-18, F-22, and EF2000 fighter aircrafts.

•	Systems and Subsystems

Our advanced electronic, electromechanical systems and engineered materials are mission-critical, standard equipment that are used on a wide range of military platforms. Examples of products and systems include naval aircraft landing and launching equipment, including Visual Landing Aids (VLA) and the Stabilized Glide Slope Indicator (SGSI) flight control and signaling systems, radar indicators, electronic countermeasures, data communication and test equipment as well as aircraft ground support equipment.

•	Custom Hybrids and Multichip Modules

We focus on designing and manufacturing increasingly complex, cost-effective, high-reliability microcircuits in our MIL-PRF-38534 certified facility. Our expertise includes analog and digital designs for power, signal processing and RF applications as well as application specific integrated circuits and gate-array implementations. Extensive in-house simulation, prototype testing and analysis facilities allow us to develop products for both standard and custom applications with heightened reliability. These products are used by leading defense contractors, aerospace and hi rel electronic OEM’s worldwide in missiles, weapons systems, communication equipment, aerospace, shipboard land vehicles and many other high reliability, or hi rel, applications.

Secure Communications

API offers customers various secure network and hardware solutions including Emanation Security, Tempest and secure network access, ruggedized systems and secure networking products. Our products are marketed under the Cryptek, ION, Emcon, SST and Netgard brand names. These product offerings are sold to governments and other international organizations that require the highest possible level of security in the areas of identity validation, network access management, TEMPEST network intrusion prevention, and secure and encrypted fax, computers and telephones. The nature of the products and services we provide include:

•	Secure Networking Products

Our security appliances and software intelligently enable secure information sharing and systems management across organizations and technologies. Easy-to-deploy, standards-based products apply multi-layer security to existing IT systems. Service providers, IT and communications equipment manufacturers, enterprises and government agencies rely on our secure networking products for secure systems for remote management, database guards for secure information sharing and secure virtual enclaves.

•	Emanation Security and TEMPEST Products

Our emanation security products and custom solutions safeguard the world’s most sensitive information assets by shielding IT systems and confidential data from those who may do harm. We have developed pioneering techniques for protecting electronic devices by limiting the stray signals and electromagnetic waves they produce. Our emanation security products include computing systems, network and communications systems and office systems.

•	Professional Services

We offer a wide range of professional services that provide government agencies and enterprises with the knowledge and expertise needed to mitigate risk, address emerging security challenges and meet compliance mandates. Our professional services include information assurance and secure networking architecture and design solutions, emanation security testing and engineering and security certification and validation.

Financial Information About Segments

Our operations are conducted in two reportable segments distinguished by product and service offerings, which are Engineered Systems and Components and Secure Communications.

Year ended May 31, 2010	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,327,058	$22,222,972	$—	$—	$68,550,030
Inter-segment sales	—	—	—	—	—

Total revenue	46,327,058	22,222,972	—	—	68,550,030

Operating Income (loss) before expenses below:	3,663,121	(195,478)	—	—	3,467,643
Corporate head office expenses	—	—	5,676,382	—	5,676,382
Depreciation and amortization	701,866	294,828	3,294	—	999,988
Other (income) expenses	(815,659)	111,751	782,904	—	78,996
Income tax expense	34,596	10,858	—	—	45,454

Net income (loss) from continuing operations	3,742,318	(612,915)	(6,462,580)	$—	$(3,333,177)
Loss from discontinued operations, net of tax	(5,681,864)	—	—	—	(5,681,864)

Net income (loss)	$(1,939,546)	$(612,915)	$(6,462,580)	$—	$(9,015,041)

Segment assets	$63,641,687	$12,350,457	$2,618,312	$—	$78,610,456
Goodwill included in assets	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures	$1,314,674	$257,172	$52,375	$—	$1,624,221
Impairment of fixed assets held for sale	$324,410	$—	$—	$—	$324,410
Impairment of long-lived assets held for sale of discontinued operations	$2,242,473	$—	$—	$—	$2,242,473

Year ended May 31, 2009	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$25,461,024	$—	$—	$—	$25,461,024
Inter-segment sales	—	—	—	—	—

Total revenue	25,461,024	—	—	—	25,461,024

Operating Income (loss) before expenses below:	(220,710)	—	—	—	(220,710)
Corporate head office expenses	—	—	1,400,299	—	1,400,299
Depreciation and amortization	831,604	—	2,868	—	834,472
Other (income) expenses	(86,422)	—	(385,605)	—	(472,027)
Income tax expense (benefit)	7,958	—	91,729	—	99,687

Net loss from continuing operations	(973,850)	$—	$(1,109,291)	$—	$(2,083,141)
Loss from discontinued operations, net of tax	(4,361,396)	—	—	—	(4,361,396)

Net loss	$(5,335,246)	$—	$(1,109,291)	$—	$(6,444,537)

Segment assets—as of May 31, 2009	$21,507,304	$—	$2,646,006	$—	$24,153,310
Goodwill included in assets—as of May 31, 2009	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$288,946	$—	$4,717	$—	$293,663

Major Customers

	2010	2009
Revenue
United States Department of Defense	8%	8%
United States Department of Defense subcontractors	47%	63%

Sales and Marketing

We use an integrated sales approach to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. Our sales, marketing and support team consists of approximately 35 people. Our use of experienced engineering personnel as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that close collaboration is critical to ensuring our products are incorporated into our customers’ equipment.

The defense sales cycle can be long in nature with a protracted design phase. However, once a product is designed into a defense system, it may be sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are often reluctant to change the incumbent supplier. We attempt to become the incumbent supplier by supporting customers’ early design and engineering efforts, thereby positioning us to realize long-term, recurring revenue throughout the lifecycle of our customers’ products.

Backlog and Orders

Management uses a number of indicators to measure the growth of the business. A key measure for growth is sales backlog. Our sales backlog at May 31, 2010 was approximately $68,664,000 compared to $13,691,000 at May 31, 2009, an increase of approximately $54,973,000. API Defense Inc. and API Systems Inc. represent approximately $50,173,000 of our backlog.

Our “backlog” figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated, which have a delivery date within a 12-month period, including U.S. government contracts, to the extent the funded amounts under such a contract have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of unexercised options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite quantity-type contracts or basic ordering agreements. Backlog includes all firm orders for commercial/industrial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards. Our customers will on occasion request that we purchase material on their behalf in support of future program requirements. The value of this material is carried in backlog.

We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders. There can be no assurance that our entire funded backlog will become revenues in future periods.

Seasonality

No material portion of our business is considered to be seasonal, except our Secure Communications segment, which typically slows down during the summer months. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the contract manufacturers who work for them in the United States, Canada, the United Kingdom and various other countries in the world. Approximately 55% and 71% of total consolidated revenues for the twelve months ended May 31, 2010 and 2009, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. One of these customers represented approximately 20% of revenues for the twelve months ended May 31, 2010 and a separate customer represented 16% of revenues for the year ended May 31, 2009, respectively. One customer, a tier one defense subcontractor, represented 20% of accounts receivable as of May 31, 2010.

Research and Development

We conduct research and development to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and customer-funded development contracts.

Our research and development efforts primarily involve engineering and design relating to: developing new products, improving existing products, adapting existing products to new applications; and developing prototype components for specific programs.

Most of our product development costs are recoverable under contractual arrangements; however, some of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $2,200,000, and $841,000 for the twelve months ended May 31, 2010 and 2009, respectively.

We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

Competition

We are engaged in an industry that is highly competitive and characterized by technological change and product life cycles. We face competition from large and mid-tier defense contractors, electronic contract manufacturers, large semiconductor and electronic component companies to small specialized firms, and other companies. Many of these companies have substantially greater capital resources, industry presence, name recognition, research and development staffs, facilities and experience at developing and manufacturing these products.

Some of our principal competitors include Microsemi Corporation (Nasdaq: MSCC), Aeroflex Incorporated, Anaren, Inc. (Nasdaq: ANEN), as well as numerous other competitors in specific business lines. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

•	the performance, adaptability and competitive price of our products;

•	reputation for prompt and responsive contract performance with a high quality product;

•	accumulated technical knowledge and expertise;

•	breadth of our product lines; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields. Since a number of consolidations and mergers of defense suppliers has occurred, the number of participants in the defense industry has decreased in recent years. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base, awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration and assembly. We believe that we have and expect to continue to benefit from this defense industry trend.

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We have certain registered trademarks, none of which we consider to be material to our current operations. We do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

The products we sell require a large amount of engineering design and manufacturing expertise. We have patents on certain of our hybrid electronic components and systems, optocouplers, secure network systems, virtual data labeling systems, and secure access management systems. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible that a competitor may also learn to design and produce products with similar performance capabilities as our products, which may result in increased competition and a reduction of sales for our products.

Our trade secret protection for our technology is based in large part on confidentiality agreements that we enter into with our employees, consultants and other third parties. It is possible that these parties may breach these agreements. Since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights which could adversely impact our ability to protect our trade secrets and lead to a reduction of sales for our products. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States or Canada.

Regulatory Matters

Government Contracting Regulations

A significant portion of our business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. government subcontractor, we are subject to federal contracting laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts, and (3) provide for the non-reimbursement of unallowable costs. Our extensive experience in the defense industry enables us to handle the strict requirements that accompany these contracts.

Under federal contracting regulations, the U.S. government is entitled to examine all of our cost records with respect to certain negotiated contracts or contract modifications for three years after final payment on such contracts to determine whether we furnished complete, accurate, and current cost or pricing data in connection with the negotiation of the price of the contract or modification. The United States government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data. In addition, the FAR governs the allowability of costs incurred by us in the performance of United States government contracts to the extent that such costs are included in its proposals or are allocated to United States government contracts during performance of those contracts.

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. government’s procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

In connection with our U.S. government business, we are also subject to government audits and reviews of our accounting procedures, business practices and procedures, and internal controls for compliance with procurement regulations and applicable laws. We also could be subject to an investigation as a result of private party whistleblower lawsuits. We may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Since defense sales account for a significant portion of our business, any such suspension or debarment would have a material adverse effect on our business. It is our policy to cooperate with the government in any investigations of which we have knowledge, but the outcome of any such government investigation cannot be predicted with certainty. We believe we have complied in all material respects with applicable government requirements. We are not aware of any current government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws.

A majority of our stock is owned by non-U.S. persons and the majority of the members of our Board of Directors are Canadian citizens and residents. It is the policy of the DoD to allow foreign investment consistent with the national security interests of the United States and to utilize foreign ownership, control or influence (“FOCI”) mitigation procedures to protect against foreign interests gaining unauthorized access to classified information. As a result, we are subject to FOCI mitigation procedures and are in the process of discussing with Defense Security Service (“DSS”) the appropriate mitigation procedures. The FOCI mitigation procedures will create contractual agreements between us, API Defense USA, Cryptek USA Corp. and the DoD and possibly some of our foreign shareholders that will prevent the foreign shareholders and our officers and directors from having access to classified information in the possession of our subsidiary(ies) that has access to classified information. An agreement on FOCI mitigation procedures is a prerequisite and a condition to our receipt of the facility security clearance described above. The FOCI mitigation procedures will require that our subsidiary adopt and implement numerous compliance policies and procedures. If we and our subsidiary do not remain in compliance with the agreed upon FOCI mitigation procedures, we may lose our facility security clearance and certain personnel security clearances, which would prevent us from continuing those business activities that require access to classified information. A portion of our annual revenues are derived from our products or services that currently require facility security clearance.

All of our activities that require security clearances from the Defense Industrial Security Clearance Office, which is part of the Defense Security Service, an agency of the DoD, will be performed by API Defense USA, Inc. and Cryptek USA Corp. A security clearance is a determination by the United States government that a person or company is eligible for access to classified information. There are two types of clearances: Personnel Security Clearances and Facility Security Clearance. We have sufficient personnel security clearances for the activities of these subsidiaries. We are in the process of applying for facility security clearances for our Windber, PA location. We intend to consolidate the activities of Cryptek USA Corp. into API Defense USA, Inc., which is located in Windber, PA.

We anticipate entering into a proxy agreement with the DoD with respect to API Defense USA, Inc. (“Defense USA”) that will set forth our FOCI mitigation procedures. The proxy agreement will govern all operations of Defense USA and its subsidiaries. All of our activities that involve classified information and classified contracts will be performed by Defense USA and its subsidiaries. The proxy agreement will require that the shares of Defense USA be given to a minimum of three proxy holders, each of whom must be a United States citizen with the requisite security clearance and has had no prior or existing contractual, financial or employment relationship with us or any of our affiliates. The proxy holders will serve as directors of Defense USA and have the absolute right to vote the stock of Defense USA, except as explicitly set forth in the proxy agreement, and will direct the management of Defense USA. We will retain our rights as owners of the stock of Defense USA to sell, transfer or pledge such stock and the proxy holders will be prohibited from engaging in any transactions that would result in a change of control of Defense USA. The proxy agreement will require our approval for certain major corporate actions affecting Defense USA. Although none of our directors or management personnel will be able to be involved in the business of Defense USA, the proxy agreement will require that the proxy holders act in a manner to protect our economic interests in Defense USA.

Environmental Matters

Our operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. We currently use limited quantities of hazardous materials common to our industry in connection with the production of our products. In addition, because of our use of such hazardous materials, we may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if we fully comply with applicable environmental laws.

We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. Our compliance with federal, state and local laws and regulations, which govern the discharge of materials into the environment, has not had a material adverse effect upon our capital expenditures, earnings or competitive position within our markets. There have been no claims asserted and management is unaware of any unasserted environmental claims.

International Operating and Export Sales

We currently sell several of our products and services internationally to Canada, the United Kingdom, as well as other NATO countries. The export of materials and data for military purposes from the United States is covered under International Traffic in Arms Regulations laws. We are registered with the U.S. Department of State and renew our registration annually. We currently hold several licenses that allow us to export technical data and product to certain foreign companies.

In addition, international sales of our U.S. products and services are in many cases subject to export licenses granted on a case-by-case basis by the U.S. Department of State and Department of Commerce. In certain cases, the U.S. government prohibits or restricts the export of some of our products.

We use two principal contracting methods for export sales: Direct Foreign Sales (DFS) and the U.S. government’s Foreign Military Sales (FMS). In a DFS transaction, the contractor sells directly to the foreign country and assumes all the risks in the transaction. In an FMS transaction, the sale is funded by, contracted by and made to the U.S. government, which then sells the product to the foreign country.

Our international operations involve additional risks for us, such as exposure to currency fluctuations, future investment obligations and changes in international economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely different legal systems, customs and practices in foreign countries.

Manufacturing and Supplies

Our manufacturing processes for most of our products include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, and insulated wire and cables. In addition, many of our products use machine castings and housings, motors, and recording and reproducing media.

The most significant raw materials that we purchase for our operations are memory devices in silicon wafer and die forms. Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. We are also dependent on certain suppliers for particular customers due to their product specifications. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. Despite the risks associated with purchasing from a limited number of sources, we have made the strategic decision to select limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We have long-standing strategic relationships with world class semiconductor suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. We do not have specific long-term contractual arrangements with our vendors, but we believe we have good relationships with them.

Employees

As of May 31, 2010, we had approximately 597 full-time employees, including 323 in manufacturing, 31 in sales, 31 in contracts and customer service, 86 in engineering and research and development, 71 in quality assurance, and 55 in general and administrative. From March 1, 2010 to May 31, 2010, our headcount decreased by 59 employees from 656 as part of our ongoing business and operational strategy to consolidate operations and reduce costs. None of our employees are subject to a collective bargaining agreement. Following completion of our facility consolidation which is expected to occur by December 31, 2010, some resources will be redeployed and others reduced.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are good.

Executive Officers of the Registrant

The following table lists as of June 1, 2010, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Phillip DeZwirek	72	Chairman, Treasurer, and Director	2006
Stephen Pudles	51	Chief Executive Officer and Director	2008
Claudio Mannarino	40	Chief Financial Officer	2006
Jonathan Pollack	39	Executive Vice President and Director	2010

Set forth below is certain biographical information regarding each of our executive officers.

Phillip DeZwirek

Phillip DeZwirek became a director of ours and our Chairman and Treasurer on the effective date of the Business Combination, November 6, 2006. He also held the position of Chief Executive Officer from such date until April 2008, when Stephen Pudles assumed that position. Mr. DeZwirek has held the positions of Chairman, Chief Executive Officer and Treasurer at API Ontario since May 2002. He also assumed the same positions with API Sub and became a director of API Sub on the effective date of the Business Combination. Mr. DeZwirek has been a director of API Ontario since September 2001. Mr. DeZwirek was also the Chief Financial Officer of API Ontario from August 2001 until Claudio Mannarino assumed that position in 2004. Mr. DeZwirek has been a director and Chairman of the Board of CECO Environmental Corp. (“CECO”), a provider of air pollution control products, since August 1979 (NASDAQ-CECE), and served as CECO’s Chief Executive Officer from August 1979 through February 2010. Mr. DeZwirek’s principal occupations during the past five years have been serving as Chairman of the Board and Chief Executive Officer of CECO and serving as President of Icarus Investment Corp., an Ontario corporation (since 1990). Mr. DeZwirek has also been involved in private investment activities for the past five years.

Stephen Pudles

Stephen Pudles became Chief Executive Officer on April 22, 2008 and a director on November 6, 2008. He also serves as a director of our subsidiaries. He brings more than 25 years of electronics industry experience to the Company. From 2000 until joining the Company, Mr. Pudles was employed by OnCore Manufacturing Services LLC (formerly known as Nu Visions Manufacturing LLC) (“OnCore”), where he served as President and CEO from 2002 to 2007, Executive Vice President from 2007 until joining the Company, and Vice President from 2000 to 2001. Previously, he has held senior management positions with Tanon Manufacturing, Electronic Associates, IEC and Restor Industries. He has been a member of IPC’s Electronics Manufacturing Services Industry (EMSI) Council since 1988; was an original member of the Assembly Market Research Council (AMRC) Steering Committee; and was the Chairman of the IPC Taskgroup that created the IPC-D-326 document defining the “Documentation Requirements for Printed Circuit Board Assemblies.” He also serves as Vice Chairman of the IPC Board of Directors and is chairman of the EMSI Management Council. Mr. Pudles has a Masters of Science in management and a Bachelor of Engineering from Stevens Institute of Technology in Hoboken, New Jersey.

Claudio A. Mannarino

Claudio A. Mannarino, B.Com, C.M.A, became our Chief Financial Officer and Vice President of Finance on the effective date of the Business Combination, November 26, 2006. He holds the same positions with API Sub and has had the same positions at API Ontario since 2004. Mr. Mannarino has over 11 years of professional accounting and finance experience. He holds a Bachelor of Commerce Degree from the University of Ottawa and is a Certified Management Accountant.

Mr. Mannarino joined our subsidiary Filtran Limited in April of 2000. From April 2000 to 2004, he was controller and manager of human resources and IT at Filtran Limited and Filtran Inc. He was named CFO and VP of Finance for API Ontario in 2004. His responsibilities include managing the financial reporting function for API Ontario, and the finance and IT departments of Filtran Limited. Mr. Mannarino has no other outside business activities.

Prior to joining Filtran Limited, Mr. Mannarino spent three years as Controller for two divisions of GTC Transcontinental, a Canadian publicly traded company on the Toronto Stock Exchange. After three years in roles with progressively more responsibility at GTC he joined a project management company as a senior accountant, whose role centered on developing long-term business strategies and improving business practices.

Jonathan Pollack

Jonathan Pollack has served as a director since June 20, 2007 and as Executive Vice President since September 4, 2009. Mr. Pollack also served as a member of the Audit Committee and Compensation Committee from June 20, 2007 through September 4, 2009. From March 2005 through its sale in 2009, he served as the Chief Financial Officer and Corporate Secretary of Kaboose Inc. From 2000 to 2005, Mr. Pollack was President of The JMP Group, a strategic and financial advisory firm to numerous private and public companies. Prior thereto, he worked in investment banking in New York. Mr. Pollack is currently a director of Lifebank Corp. (TSX-V:LBK). Mr. Pollack received a Masters of Science in Finance from the London School of Economics and a Bachelors of Commerce from McGill University. He is involved in several philanthropic organizations and is the Vice Chair of Leadership Sinai Board of Directors at the Mt. Sinai Hospital, Toronto, Ontario and is past Chair and Director of the Crescent School Foundation, Toronto, Ontario.

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

Risk Relating to Our Business

Our business may be adversely affected by the global economic downturn and the continuing uncertainties in the financial markets

The global economy is currently in a prolonged economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy and the global financial markets. We are unable to predict the duration or severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance or our ability to pursue strategic growth initiatives or acquisitions.

We are dependent on defense spending by the United States and other governments. We derive a significant portion of our revenues from defense spending by the U.S. government and other governments. Current economic conditions have caused deficits in the U.S. and other countries to rise significantly, which is likely to result in budget cuts and reduced public spending in a number of areas. As a result, defense budgets generally are under pressure. Reduced defense spending may affect products purchased by those governments or their prime contractors from us and may materially adversely affect our operations and financial condition.

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. Reductions or changes in defense spending could have a material adverse effect on our sales and profits.

While the U.S. government currently plans increases in defense spending, the actual timing and amount of such increases has been occurring at a rate that has been slower than expected. In addition, changes in appropriations and in the national defense policy and decreases in ongoing defense programs could adversely affect our performance. Such occurrences are beyond our control. For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. A change of elected officials could result in substantial changes in defense spending. In addition, a difference in philosophy and/or the worsening economic climate of the country could reduce or change appropriations.

Our contracts with prime U.S. Government contractors contain customary provisions permitting termination or reduction at any time, at the convenience of the U.S. Government. The “Termination for Convenience” clause generally limits the contractor’s recovery to cost incurred plus profit on work completed, and the costs of preparing the termination settlement proposal. If we experience significant reductions or delays in procurements of our products by the U.S. Government, or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected.

Our operations are subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to fines, penalties, suspension or debarment

Our contracts and operations are subject to various laws and regulations. Prime contracts with various agencies of the U.S. Government, and subcontracts with other prime contractors, are subject to numerous procurement regulations, including Federal Acquisition Regulation (FAR), the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. Given our dependence on U.S. Government business, suspension or debarment could have a material adverse effect on our financial results.

In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our financial results.

We have a history of net losses, and may not be profitable in the future

We have incurred net losses for each of the last four fiscal years. We cannot assure you that we will be profitable in the future, despite the Company’s closure of the nanotechnology research and development subsidiary on February 22, 2010 and subsequent sale of the assets in June 2010. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

We are reliant on certain security clearances for some of our business

We are in the process of applying for a Facility Security Clearance from the Defense Industrial Security Clearance Office, which is part of the DSS, for our facility in Windber, Pennsylvania. As part of that process we will need to adopt certain foreign ownership, control or influence mitigation procedures to protect against foreign interests gaining unauthorized access to classified information. In the event that we cannot agree upon appropriate FOCI mitigation procedures with Defense Security Service, we would not be able to obtain a Facility Security Clearance. Not obtaining a security clearance would prevent us from continuing those business activities that require access to classified information.

FOCI mitigation procedures will require that our subsidiary with the Facility Security Clearance adopt and implement numerous compliance policies and procedures. Our ability to obtain and maintain our Facility Security Clearance has a direct impact on our ability to bid on or win new contracts, complete existing contracts, or effectively re-bid on expiring contracts either directly through the U.S. Government or through U.S. Defense Contractors. The inability to obtain and maintain our Facility Security Clearance would have a material adverse affect on our business, financial condition and operating results.

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

We currently maintain a significant level of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At May 31, 2010, we had $33,705,901 in aggregate principal amount of outstanding debt net of discounts, all of which is secured by certain of our assets. This includes a $10 million short-term promissory note to finance the asset purchase of the KGC Companies (as hereinafter defined). The $10 million principal balance and accrued interest is due and payable at maturity on December 31, 2010. If we do not raise additional funds to repay this note through a financing prior to the maturity date of this note, we will have to refinance this note. There can be no assurance that we will be able to refinance this note on satisfactory terms.

It also includes $20,000,000 principal amount of secured promissory notes issued to various investors in a private placement in January 2010. These notes are due three years from issuance. Interest on such notes accrues at the annual rate of fifteen percent (15%) and is payable quarterly in arrears. The entire principal balance and all accrued and unpaid interest on such notes will be due and payable upon maturity. The $20,000,000 notes are secured by the assets of API and its subsidiaries pursuant to security agreements, excluding real estate. It also includes $3,650,000 of secured convertible promissory notes issued to various investors in a private placement in June 2009. These notes have a maturity date of June 23, 2012 and accrue interest at the annual rate of twelve percent (12%).

At May 31, 2010, we had line of credit facilities in place at two of our subsidiaries, one in the United Kingdom in the amount of approximately $360,000 (250,000 GBP) and one in Canada in the amount of approximately $950,000 (Cdn $1,000,000). These facilities are secured with certain assets of each subsidiary.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt depends on our future financial performance as well as our ability to access the capital markets, and the relative attractiveness of available financing terms. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the aerospace and defense industry, as well as commercial industries in which we operate. It is possible that in the future our business may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to reduce costs and expenses, sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements. Our level of indebtedness has important consequences to us. These consequences may include:

•

requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•

limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•

heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•	limiting our organic growth and ability to hire additional personnel.

We may require additional financing which we may not be able to obtain; Dilution

We expect that we will require additional financing in order to support expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies, repay debt, or take advantage of unanticipated opportunities. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing under satisfactory terms. If additional financing is raised by the issuance of additional shares of our common stock, our shareholders may suffer dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

Net sales could decline significantly if we lose a major customer

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) account for approximately 55%, 6% and 8% of the Company’s twelve month revenues for the year ended May 31, 2010, respectively, and the U.S. Government and Department of Defense (directly and through subcontractors) accounted for 71% of the Company’s revenue during the twelve months ended May 31, 2009. One of these customers represented approximately 20% of revenues for the twelve months ended May 31, 2010 and a separate customer represented 16% of revenues for the year ended May 31, 2009.

In many cases, our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations.

Control of us by our officers and directors could adversely affect the Company’s stockholders because of their control of our affairs

Our officers and directors as a group beneficially own a large percentage of our stock, treating Exchangeable Shares as the equivalent of our common stock. (Exchangeable Shares held by us and our subsidiaries have no such voting rights.) Therefore, directors and officers, acting together may have a controlling influence on (i) matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and (ii) our management and affairs. These persons, acting alone or together, do not have sufficient numbers of votes to approve matters submitted to stockholders. However, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. This in turn could materially adversely affect the market price of our stock.

We are dependent on key personnel

We are dependent upon a small number of key personnel. Mr. Phillip DeZwirek is the Chairman of the Board of API and is instrumental in directing the growth of API. We are depending upon Mr. DeZwirek to continue to act in such capacity. Mr. Stephen Pudles, our Chief Executive Officer, is important to the Company’s future strategy as the Company continues to implement strategies for organic growth and pursues acquisition targets that will consolidate the markets in which the Company operates. The loss of the services of those individuals could have a material adverse effect on our business. Our success will depend in large part on the efforts of these individuals. It is not currently proposed that there will be any long-term employment agreements or key-man insurance in respect of such key personnel.

Our inability to retain employees with key technical or operational expertise may adversely affect our business

The products that we sell require a large amount of engineering design, manufacturing and operational expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. If we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how, which could adversely affect our business.

The integration of acquisitions may be difficult and may not yield the expected results

We regularly look for strategic opportunities to grow and diversify our product offerings and services and to strengthen our current product lines and services through acquisitions. There can be no assurance that we will identify appropriate acquisition candidates or successfully integrate products and operations with any such candidates that we may acquire. Some of the risks that may continue to affect our ability to integrate acquired companies include those associated with:

•	unexpected loss of key employees or customers of the acquired companies;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	consolidating and integrating operations and space, and the costs and risks associated therewith;

•	integrating administrative processes, accounting practices and technologies;

•	retaining management from the acquired companies, hiring additional management and other critical personnel;

•	transferring required governmental permits and consents;

•	retaining customers and contracts from the acquired companies;

•	increasing the scope, geographic diversity and complexity of our operations;

•	the need to implement controls and procedures and policies appropriate for a public company to any acquired company that prior to their acquisition lacked these controls, procedures and policies; and

•	integrating any activities involving classified information with our FOCI mitigation policies and procedures.

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

Integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationships with employees and customers. Ultimately, acquisitions may not be as profitable as expected or profitable at all.

Failure to maintain adequate internal controls could adversely affect our business

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

Since some of our directors and assets are located outside United States it may be more difficult to enforce certain judgments against us and our directors

Currently, more than half of our directors are domiciled in Canada. As a result, it may not be possible to effect service of process upon such directors. Also, since all or a portion of the assets of such directors are located outside the United States, it may be difficult to enforce judgments obtained in United States courts against such directors. Also, because a portion of our assets are located outside the United States, it may be difficult to enforce judgments obtained in United States courts against us.

We may have difficulty attracting and holding outside board members and this may affect the quality of our management

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers’ liability insurance has become much more expensive than it had been in the past. Although we currently maintain directors and officers’ liability insurance, there are no assurances that we can continue to maintain such insurance which would make it more difficult for us to attract and retain qualified outside directors to serve on our Board.

The possibility of goodwill impairments exist

We evaluate the recoverability annually or more frequently if impairment indicators arise, as required under the accounting guidance for goodwill carried on our financial statements as an asset. Goodwill is reviewed for impairment by applying a fair-value to the reporting unit level, which is the same as the business segment level. A goodwill impairment loss will be reported for any goodwill impaired. Consequently an impairment of goodwill could have a significant adverse effect on our financial results.

Downturns in the cyclical semiconductor, and/or electronic component industries would adversely affect our operating results and our value

The semiconductor and electronic component industries are cyclical, and the value of our business may decline during the “down” portion of these cycles. The markets for our products depend on continued demand in the aerospace, military defense systems, and commercial end-markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition.

The defense, semiconductor and electronic components industries are highly competitive and increased competition could adversely affect our operating results

The areas of the defense, semiconductor and electronic component industries in which we do business are highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. Even in strong markets, pricing pressures may emerge. For instance, competitors may attempt to gain a greater market share by lowering prices. The market for commercial products is characterized by declining selling prices. We anticipate that average selling prices for our products will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any degree of certainty. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus may be better able to pursue acquisition opportunities and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. We may not be able to compete successfully in the future and such competitive pressures may harm our financial condition and/or operating results.

We depend on limited suppliers for certain critical raw materials

Our manufacturing operations require raw materials that must meet exacting standards. Additionally, certain customers require us to buy from particular vendors due to their product specifications. We rely heavily on our ability to maintain access to steady sources of these raw materials at favorable prices. We do not have specific long-term contractual arrangements, but we believe we are on good terms with our suppliers. We cannot be certain that we will continue to have access to our current sources of supply at favorable prices, or at all, or that we will not encounter supply problems in the future. Any interruption in our supply of raw materials could reduce our sales in a given period, and possibly cause a loss of business to a competitor, if we could not reschedule the deliveries of our product to our customers. In addition, our gross profits could suffer if the prices for raw materials increase, especially with respect to sales associated with military contracts where prices are typically fixed.

We may not be able to develop new products to satisfy changes in demand

The industries in which we operate are dynamic and constantly evolving. We cannot provide any assurance that we will successfully identify new product opportunities and develop and bring products to market in a timely and cost-effective manner, or those products or technologies developed by others will not render our products or technologies obsolete or noncompetitive.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance;

•	the quality and reliability of the product;

•	effective marketing, sales and service; and

•	sufficient demand for the product at an acceptable price.

The failure of our products to achieve market acceptance due to these or other factors could harm our business.

Cancellation or changes or delays in orders could materially reduce our net sales and operating results

We generally do not receive firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations for a period by reducing our net sales in that period. In addition, because many of our costs and operating expenses are fixed, a reduction in customer demand could harm our gross profit and operating income.

Our lengthy sales cycle may increase the likelihood that our quarterly net sales will fluctuate which may adversely affect the market price of our common stock

Due to the complexity of our technology and the types of end uses for our products, our customers perform, and require us to perform, extensive process and product evaluation and testing, which results in a lengthy sales cycle. Our sales cycles can often last for several months, and may last for up to a year or more. Additionally, as we are a tier three supplier, our orders are dependent on funding and contract negotiations through multiple parties which can affect our receipt of orders due to matters outside of our control. Our business is moving towards a business base driven more by larger orders on major defense programs. As a result of these factors, our net sales and operating results may vary unpredictably from period to period. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability in our results could adversely affect the market price of our common stock in particular periods.

We depend on military prime contractors for the sale of our products

We sell a substantial portion of our products to military prime contractors and the contract manufacturers who work for them. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the products into which our components are incorporated. We have no control over the volume and timing of products shipped by our military prime contractors and the contract manufacturers who work for them, and we cannot be certain that our military prime contractors or the contract manufacturers who work for them will continue to ship products that incorporate our components at current levels, or at all. Our business will be harmed if our military prime contractors or the contract manufacturers who work for them fail to achieve significant sales of products incorporating our components or if fluctuations in the timing or reductions in the volume of such sales occur. Failure of these customers to inform us of changes in their production needs in a timely manner could also hinder our ability to effectively manage our business.

Our failure to comply with U.S. government laws, regulations and manufacturing facility certifications would reduce our ability to be awarded future military business

We must comply with laws, regulations and certifications relating to the formation, administration and performance of federal government contracts as passed down to us by our customers in their purchase orders, which affects our military business and may impose added cost on our business. We are subject to government audits and reviews of our accounting procedures, business practices, procedures, and internal controls for compliance with procurement regulations and applicable laws. We also could be subject to an investigation as a result of private party whistleblower lawsuits. Such audits could result in adjustments to our contract costs and profitability. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In addition, we could expend substantial amounts defending against such charges and incur damages, fines and penalties if such charges are proven or result in negotiated settlements. Since defense sales account for a significant portion of our business, any debarment or suspension of our ability to obtain military sales would greatly reduce our overall net sales and profits, and would likely affect our ability to continue as a going concern.

We may lose our status as a disadvantaged business corporation

Our recently acquired Pennsylvania facility qualifies as a small, disadvantaged business as greater than 20% of its employees are considered disabled under applicable legislation. By maintaining this U.S. government standard, we are subject to preferred federal procurement opportunities. There can be no assurance that we will be able to maintain our small, disadvantaged business status in the future and the failure to do so could adversely affect our ability to secure customers and may adversely impact our financial results.

Adverse resolution of litigation may harm our operating results or financial condition

At times, we are a party to lawsuits in the normal course of our business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

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

We typically provide a one-year product defect warranty from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. We continually assess the necessity for a warranty provision and accrue amounts deemed necessary. The Company has accrued approximately $220,000 in warranty liability as of May 31, 2010.

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business

We principally rely on our skill in the manufacture of our products and delivery of our services and not on any proprietary technologies that we develop or license on an exclusive basis. Our manufacturing know-how is primarily embodied in our drawings and specifications, and information about the manufacture of these products purchased from others. Our future success and competitive position may depend in part upon our ability to obtain licenses of certain proprietary technologies used in principal products from the original manufacturers of such products. Our reliance upon protection of some of our production technology as “trade secrets” will not necessarily protect us from other parties independently obtaining the ability to manufacture our products or deliver similar services. In addition, there may be circumstances in which “know how” is not documented, but exists within the heads of various employees who may leave the Company or disclose our know how to third parties. We cannot assure you that we will be able to maintain the confidentiality of our production technology, dissemination of which could have a material adverse effect on our business.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our major competitors as well as other third parties may obtain and may have obtained patents related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

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

Variability of our manufacturing yields may affect our gross margins

Our manufacturing yields vary significantly among products, depending on the complexity of a particular product. The difficulties that may be experienced in the production process include: defects in subcontractors components, impurities in the materials used, equipment failure, and unreliability of a subcontractor. From time to time, we have experienced difficulties in achieving planned yields, which have adversely affected our gross margins. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect our operating results and have done so in the past. Moreover, we cannot assure you that we will be able to continue to improve yields in the future or that we will not suffer periodic yield problems, particularly during the early production of new products or introduction of new process technologies. In either case, our results of operations could be materially and adversely affected.

Our inventories may become obsolete

The life cycles of some of our products depend heavily upon the life cycles of the end products into which these products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete. The life cycles for electronic components have been shortening over time at an accelerated pace. We may be adversely affected in the future by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position

Some of our products are assembled and tested by third-party subcontractors. We do not have any long-term agreements with these subcontractors. As a result, we may not have assured control over our product delivery schedules or product quality. Due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors is disrupted or terminated.

Environmental liabilities could adversely impact our financial position

United States, Canadian, and United Kingdom laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes or in our finished goods. Under new environmental regulations, we are responsible for determining whether certain toxic metals or chemicals are present in any given components we purchase and in each product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our operating results, cash flows and financial condition.

In the conduct of our manufacturing operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under applicable laws. The risk of accidental release of such materials cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that may have involved hazardous materials. Contaminants may migrate from, or within or through any such property. These risks may give rise to claims. Where third parties are responsible for contamination, the third parties may not have funds, or not make funds available when needed, to pay remediation costs imposed upon us jointly with third parties under environmental laws and regulations.

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

Risks Relating to Our Stock

Our stock market price and trading volume may be volatile

The market for our common stock is volatile. Our stock price is subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors.

Over the years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies like us, with low priced stock have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, our shares of common stock are subject to significant volatility resulting from purely market forces over which we will have no control. Further, the market for our common stock has been very thin. As a result, our stockholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common stock.

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

Listing our stock on markets other than the OTCBB could be costly for us

Our common stock is currently quoted and trades on the OTCBB in the United States. The OTCBB is operated by Financial Industry Regulatory Authority, Inc. We are contemplating filing an application to be listed on the American Stock Exchange, NASDAQ or another national securities exchange (collectively, an “Exchange”). Unlike the OTCBB, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans.

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

In addition, the audit committee will have to be composed of at least three members, all of whom are independent as defined by the Exchange and under SEC Rule 10A-3(c), and who have not participated in the preparation of the financial statements of us or any subsidiary of us during the past three years. One member of the audit committee must have specified employment experience in finance or accounting. Accordingly, we would have to appoint three independent directors to serve on our audit committee and one of those audit committees members would need the required experience in finance and accounting.

We currently meet some, but not all of these requirements. Our compensation and audit committees meet these requirements.

Shareholders may experience dilution through options and warrants

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common stock, the interests of the other stockholders of the company may be diluted. As of May 31, 2010, we have granted options to purchase 5,916,623 shares of common stock to directors, officers, employees and consultants of which 5,861,625 are issued at a weighted average price of $1.404 and 54,998 are issued at a weighted average price of $4.035. In addition, we issued the following: on June 23, 2009 we issued $3,650,000 in convertible subordinated debt, which is currently convertible into 4,866,667 shares of common stock, at $0.75 per share, in December 2009 we issued 250,000 warrants with an exercise price of $1.27 per share, and on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 3,571,447 shares of common stock with an exercise price of $1.40 per share.

ITEM 2.	PROPERTIES

We operate from leased facilities in the following locations:

Location	Description	Approximate Square Footage (excludes subleased space)
Ronkonkoma, New York	Executive Corporate Offices and Sales Office	20,200

Windber, Pennsylvania (Includes four facilities)	Manufacturing: - Defense & Systems - Secure Communications - Components & Subsystems - Engineering & Sales	141,000

Kanata (Ottawa), Ontario	Manufacturing: - Secure Communications - Components & Subsystems	30,000

Sterling, Virginia	Sales office	29,000

South Plainfield, New Jersey	Sales office	7,000

We also operate from a building we own in Gloucester, United Kingdom manufacturing secure communications, components and subsystems. The building is approximately 23,000 square feet.

Our executive corporate offices are located at 2200 Smithtown Avenue, Ronkonkoma, New York.

Our manufacturing facilities are ISO 9001:2008 certified and manufacture to MIL-PRF 27 and MIL STD-981. To further support the military and aerospace industries, we hold a Controlled Goods Certificate enabling us to produce goods that carry a level of security. These investments and achievements have resulted in efficient, quality products that meet the high standards of the military and aerospace industry.

We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock qualifies for quotation on the OTC Bulletin Board under the symbol ATNY. From September 22, 2008 to October 26, 2009 our stock traded under the symbol APIA, from November 7, 2006 through September 19, 2008, the symbol APIO, and from November 2005, when we first qualified for quotation through November 7, 2006, under the symbol RBCV. None of the shares of our subsidiaries are publicly traded.

The following table lists the reported high and low bid prices of our common stock for each quarter as reported by the OTC Bulletin Board for the fiscal periods indicated. Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. We effected a one-for-fifteen reverse stock split on September 19, 2008. The bid prices below have been adjusted to give retroactive effect to the reverse stock split.

	STOCK BID PRICE
	High	Low
Fiscal 2010
Fourth Quarter (5/31/10)	$1.67	$1.11
Third Quarter (2/26/10)	$1.74	$1.01
Second Quarter (11/30/09)	$1.84	$0.77
First Quarter (8/30/09)	$1.46	$0.66

Fiscal 2009
Fourth Quarter (5/29/09)	$0.73	$0.30
Third Quarter (2/27/09)	$0.45	$0.23
Second Quarter (11/28/08)	$1.20	$0.795
First Quarter (8/29/08)	$2.925	$1.065

Registered Holders of our Common Stock

As of July 31, 2010, we had approximately 89 stockholders of record, although there are a large number of beneficial owners.

Dividends

Since our inception, we have not paid any dividends on our common stock. We do not anticipate that we will pay dividends in the foreseeable future. API Sub has not and does not intend to pay any dividends on its common stock. Dividends on Exchangeable Shares will only be paid to the extent that dividends, if any, are paid on our common stock.

Recent Sales Of Unregistered Securities

Issuances of unregistered securities during the fiscal year ended May 31, 2010 were previously reported on our Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

Recent Repurchases of our Stock

The following table provides information with respect to the shares of common stock repurchased by us during the fourth quarter of fiscal year 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2010—March 31, 2010	—	—	—	3,300,000
April 1, 2010—April 30, 2010	352,433	$1.36	352,433	2,947,567
May 1, 2010—May 31, 2010	56,307	$1.57	56,307	2,891,260

Total	408,740	$1.39	408,740	2,891,260

(1)	Represents open market purchases made under the Company’s stock repurchase plan.
(2)	In March 2010, the Board of Directors authorized a stock repurchase program under which we can repurchase up to 3.3 million shares of our common stock over a one-year period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

We design, develop and manufacture highly engineered solutions, systems, robotics, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. We own and operate several state-of-the-art manufacturing facilities in North America and the United Kingdom. Our customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Operating through two segments, Engineered Systems and Components, and Secure Communications, we are positioned as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors. We provide a wide range of electronic manufacturing services from prototyping to high volume production, with specialization in high speed surface mount circuit card assembly for military and commercial organizations. Our manufacturing and design products have recently been expanded to include secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

Prior to the acquisition of Cryptek, our operations were conducted in two reportable segments which were distinguished by geographic location in Canada and United States. Both geographical segments designed and manufactured electronic components.

The July 2009 Cryptek acquisition expanded our manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. These newly acquired product lines contributed approximately $22,222,972, to net sales in the year ended May 31, 2010.

The newly acquired product lines from the KGC Companies contributed approximately $23,237,000, to net sales from January 20, 2010 to May 31, 2010.

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel which will result in us consolidating our manufacturing operations from eight facilities into three facilities. As at July 31, 2010, we had closed and sold our Hauppauge, New York manufacturing facility and completed the consolidation of our two Canadian facilities into one manufacturing location. We expect the rest of this process to be completed by December 2010 and should result in the reduction of approximately $4 million in annual costs.

On February 22, 2010, we announced that we were closing our nanotechnology research and development subsidiary based in Somerset, New Jersey. This business had historically been unprofitable and the closure is expected to improve our operating results and allow us to deploy our capital and management resources on our expanding defense business. The assets of the business were sold in June 2010.

Operating Revenues

We derive operating revenues from the sales in two principal business segments: Engineered Systems and Components and Secure Communications. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our new Secure Communications product line, and the asset acquisition of the KGC Companies on January 20, 2010 significantly expanded our Engineered Systems and Components revenues. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Engineered Systems and Components Revenue includes high speed surface mount circuit card assembly for military prime contractors and advanced weapon systems including missiles, unmanned air, ground and robotic systems, Other products include naval aircraft landing and launching systems, radar systems alteration, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components.

The main demand today for our Engineered Systems and Components products come from various world governments, including militaries, defense organizations, aerospace, homeland security and prime defense contractors.

Secure Communications Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation products and services, ruggedized computers and peripherals, network security appliances and software. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other NATO and European Union countries. These products and systems include: TEMPEST and Emanation products and services, ruggedized computers and peripherals, network security appliances and software.

Cost of Revenue

We conduct all of our design and manufacturing efforts in the United States, Canada and United Kingdom. Cost of goods sold primarily consists of costs that were incurred to design, manufacturer, test and ship the products. These costs include raw materials, including freight, direct labor, tooling required to design and build the parts, and the cost of testing (labor & equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other material costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Research and Development Expenses

Research and development (“R&D”) expenses represent the cost of our development efforts. R&D expenses include salaries of engineers, technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services. R&D costs are expensed as incurred.

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

Backlog

Management uses a number of indicators to measure the growth of the business. A key measure for growth is sales backlog. Our sales backlog at May 31, 2010 was approximately $68,664,000 compared to $13,691,000 at May 31, 2009, an increase of approximately $54,973,000. API Defense and API Systems represent approximately $50,173,000 of our backlog. We expect to receive several new orders during the next two quarters, which will significantly increase our backlog.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended May 31, 2010 and 2009

Our three months ended May 31, 2010 represents our first full combined quarterly results after the acquisition of the KGC Companies’ assets on January 20, 2010. Results from continuing operations for the three months ended May 31 are as follows:

	Three months ended May 31,
	2010	2009	% Change
Revenues, net	$30,120,463	$6,301,792	378.0%
Cost of revenues
Cost of revenues	21,658,555	4,405,439	391.6%
Restructuring charges	562,836	304,725	84.7%

Total cost of revenues	22,221,391	4,710,164	371.8%

Gross profit	7,899,072	1,591,628	396.3%
Operating expenses	6,375,179	2,208,114	188.7%

Operating income (loss)	1,523,893	(616,486)	347.2%
Other (income) expenses, net	1,253,401	212,800	489.0%

Income (loss) from continuing operations before income taxes	270,492	(829,286)	132.6%
Provision for income taxes	8,221	66,530	-87.6%

Income (loss) from continuing operations	262,271	(895,816)	129.3%

Revenues

Net revenues from continuing operations for the three months ended May 31, 2010 increased to $30,120,463 compared to $6,301,792 for the three months ended May 31, 2009. Revenues by segment are as follows:

	Three months ended May 31,
	2010	2009	% Change
Revenues by segments:
Engineered Systems and Components from continuing operations	$22,384,635	$6,301,792	255.2%
Secure Communications from continuing operations	7,735,828	N/A	N/A

	$30,120,463	$6,301,792	378.0%

The increase in revenues was primarily a result of the acquisition of the assets of the KGC Companies in January 2010 and the assets of Cryptek in July 2009.

Gross Profit

Gross profit from continuing operations was approximately $7,899,000 as compared to gross profit from continuing operations of approximately $1,592,000 in the same quarter of 2009, which includes restructuring charges of approximately $563,000 for the fourth quarter of 2010 and $305,000 for 2009. Gross profit was favorably impacted by increased revenues and cost reductions from ongoing operational consolidation efforts, which began in fiscal 2009 and we expect to be completed by December 2010. As a result, gross margin was 26.2% compared to 25.3% in the same quarter of 2009.

Net Income from Continuing Operations

Net income from continuing operations was $262,271 for the three months ended May 31, 2010 as compared to a net loss from continuing operations of $895,816 in the same period in 2009, which includes approximately $1,055,000 and $305,000 of restructuring and acquisition related charges, respectively. The significant improvement in net income was primarily a direct result of the acquisition of the assets of the KGC Companies as well as the initial results from our cost reduction program.

Results of Operations for the Years Ended May 31, 2010 and 2009

The following discussion of results of operations is a comparison of the Company’s years ended May 31, 2010 and 2009.

Operating Revenue

	Year ended May 31,
	2010	2009	% Change
Sales by segments:
Engineered Systems and Components from continuing operations	$46,327,058	$25,461,024	82.0%
Secure Communications from continuing operations	22,222,972	N/A	N/A

	$68,550,030	$25,461,024	169.2%

We recorded a 169.2% increase in revenues for the year ended May 31, 2010 over the same period in 2009. The increase is attributed to the Cryptek and the KGC Companies acquisitions completed on July 7, 2009 and January 20, 2010, respectively.

Operating Expenses

Cost of Revenue and Gross Profit

	Year ended May 31,
	2010	2009
Gross profit by segments:
Engineered Systems and Components from continuing operations	25.4%	23.0%
Secure Communications from continuing operations	25.1%	N/A
Overall	25.3%	23.0%

Our combined gross margin for the fiscal year ended May 31, 2010 increased by approximately 2% compared to the fiscal year ended May 31, 2009. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction and production efficiency. Overall cost of revenue from continuing operations as a percentage of sales decreased in the year ended May 31, 2010 from 77.0% to 74.7% compared to the same period in 2009. The Engineered Systems and Components segment cost of sales decreased compared to the same period in 2009 by 2.4%, mainly as a result of the Company realizing benefits achieved through the consolidation efforts during the last fiscal year.

General and Administrative Expenses

General and administrative expenses from continuing operations increased to $11,980,230 for the year ended May 31, 2010 from $5,260,490 for the year ended May 31, 2009. The increase is a result of the addition of Cryptek and the KGC Companies, which increased general and administrative expenses by approximately $6,185,000 for the year ended May 31, 2010.

The major components of general and administrative expenses are as follows:

	Year ended May 31,
	2010	% of sales	2009	% of sales
Administration	$3,978,177	5.8%	$1,666,258	6.5%
Officer Salaries	$2,211,415	3.2%	$1,073,425	4.5%
Professional Services	$2,034,469	2.9%	$1,386,628	3.5%

Research and Development Expenses

Research and development costs from continuing operations increased to $2,199,855 for the year ended May 31, 2010 from $840,788 for the year ended May 31, 2009. The increase is due primarily to an increase of research and development expenses in the amounts of approximately $1,113,000 and $135,000 due to the asset acquisitions of Cryptek and the KGC Companies, respectively.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the year ended May 31, 2010, business acquisition and related charges totaled approximately $2,454,000 compared to $0 for the year ended May 31, 2009. The asset acquisitions of Cryptek and the KGC Companies account for $938,000 and $1,442,000, respectively.

Selling Expenses

Selling expenses from continuing operations increased to $3,352,373 for the year ended May 31, 2010 from $2,020,367 for the year ended May 31, 2009. The increase was largely due to the inclusion of selling expenses related to the asset acquisitions of Cryptek and the KGC Companies on July 7, 2009 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 4.9% for the year ended May 31, 2010, compared to 7.9% for the year ended May 31, 2009.

The major components of selling expenses are as follows:

	Year ended May 31,
	2010	% of sales	2009	% of sales
Payroll Expense—Sales	$1,780,650	2.6%	$740,085	2.9%
Commissions Expense	$850,679	1.2%	$825,279	3.2%

Operating Loss

We posted an operating loss from continuing operations for the fiscal year ended May 31, 2010 of approximately $3,209,000 compared to a loss of approximately $2,455,000 for the fiscal year ended May 31, 2009. The increased operating loss of approximately $754,000 is attributed to the acquisition related expenses of approximately $2,454,000, related to the asset acquisitions of Cryptek and the KGC Companies, offset by increased gross margin on revenues.

Other (Income) Expense

Total other expense for the year ended May 31, 2010 amounted to $78,996 compared to other income of $472,027 for the year ended May 31, 2009.

The increase is largely attributable to additional interest expense of approximately $2,100,000, of which $328,000 was a non-cash expense related to the amortization of note discounts, and reduced gain on foreign currency of approximately $492,000. The increase was partially offset by the gain on the acquisition of the Cryptek assets of approximately $993,000, which is due to the fair value of the assets acquired exceeding the total acquisition cost. In addition, we benefited from a gain of approximately $80,000 on the sale of a parcel of land adjacent to one of the design and manufacturing sites we lease in Long Island, New York and the sale of a building in Ottawa, Canada, which resulted in income of approximately $845,000.

Income Taxes

Income taxes from continuing operations amounted to an expense of $45,454 for the twelve months ended May 31, 2010, compared to an expense of $99,687 for the twelve months ended May 31, 2009.

We have net operating loss carryforwards of approximately $6,289,000 to apply against future taxable income excluding any losses generated in the current year. These losses will expire as follows: $56,000, $68,000, $3,407,000, $1,502,000 and $1,256,000 in 2012, 2017, 2028, 2029 and 2030 respectively.

Loss From Discontinued Operations

We incurred losses from discontinued operations of approximately $5,682,000 for the year ended May 31, 2010, compared to a loss from discontinued operations of approximately $4,361,000 in the same period of fiscal 2009. These losses are attributable to the operations of and closure of our facility focused on the development of nanotechnology products. During the year ended May 31, 2010, we recorded a write-down of long-lived assets of discontinued operations to net realizable value of approximately $2,041,000.

Net Loss

We incurred a net loss for the year ended May 31, 2010 of approximately $9,015,000, compared to a net loss of approximately $6,445,000 for the year ended May 31, 2009. The increase in net loss is largely due to the loss from discontinued operations of approximately $5,682,000, which includes the write-down of long-lived assets of discontinued operations of approximately $2,241,000, acquisition charges of approximately $2,454,000, restructuring charges of approximately $1,208,000, and an increase in non-cash stock based compensation of approximately $300,000, partially offset by gains on business asset acquisition and the sale of fixed assets of $2,062,806.

Liquidity and Capital Resources

The Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

At May 31, 2010, we held cash of $4,496,025 compared to $2,423,835 at May 31, 2009.

Cash used by continuing operating activities was approximately $2,353,000 for the year ended May 31, 2010, compared to cash provided by continuing operations of approximately $2,701,000 for the year ended May 31, 2009, a change of approximately $5,054,000. The increase in cash used is attributed to approximately $1,805,000 in changes in net operating assets and liabilities, plus an increase in losses due to acquisition charges of approximately $2,454,000, and restructuring charges of approximately $1,208,000, partially offset by the sale of fixed assets.

Investing activities for the year ended May 31, 2010 consisted mainly of the asset acquisitions of Cryptek and the KGC Companies for net cash of approximately $2,935,000 and $14,000,000, respectively, the sale of a parcel of land the Company owned in New York for proceeds of approximately $956,000 and from the sale of a building the Company owned in Canada for proceeds of approximately $1,871,000, net of capital purchases of approximately $1,624,000.

Cash flow from financing activities for fiscal 2010 totaled $23,294,572, which are primarily from net proceeds of $3,650,000 (2009-$0) from the issuance of convertible debt and $20,000,000 in promissory notes issued in connection with the acquisition of the assets of Cryptek and the KGC Companies, respectively, and approximately $698,000 borrowings from a secured line of credit, net against repayment of long-term debt of approximately $483,000 and approximately $570,000 of repurchases of common stock. In 2009, cash flow from financing activities was approximately $999,000, primarily as a result from the issuance of common shares.

We believe that cash flows from operations, cash and cash equivalents of $4,496,000 and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements for the next twelve months.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in the notes to our consolidated financial statements. Some of our accounting policies involved estimates that required management’s judgment in the use of assumptions about matters that were uncertain at the time the estimate was made. Different estimates, with respect to key variables used for the calculations, or changes to estimates, could potentially have had a material impact on our financial position or results of operations. The development and selection of the critical accounting estimates are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of API Technologies Corp., together with its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principle in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations and in determining their remaining economic lives. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold in fiscal 2010 at approximately $930,000 compared to $2,500,000 at May 31, 2009. The decrease is primarily attributed to the sale of land it owned adjacent to one of the Company’s manufacturing sites in the United States and the sale of land and a building of a manufacturing site in Canada.

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

The goodwill recorded in the consolidated financial statements relates to previous acquisitions, including the KGC Companies in fiscal 2010. The Company performs goodwill impairment testing annually using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows significantly exceeded the carrying value of the assets and the Company has determined there was no impairment in goodwill as of May 31, 2010 and May 31, 2009.

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

Income taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available net operating loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions as of June 1, 2007. The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.

The Company’s valuation allowance was taken on the deferred tax assets of certain subsidiaries to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the current increase in losses the Company has provided for 100% valuation allowance resulting in no deferred tax assets on net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2010, 2009, 2008, 2007 and 2006.

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company recognizes revenue on these contracts when items are shipped.

At May 31, 2010, the Company had deferred revenues of approximately $7,777,000 compared to approximately $229,000 at May 31, 2009. The asset acquisition of the KGC Companies accounted for approximately $7,493,000 of the increase.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $220,000 and $81,000, in warranty liability as of May 31, 2010 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $100,000 of the May 31, 2010 amount.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development expenses are recorded when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $236,892 and $190,533 for the years ending May 31, 2010 and 2009, respectively.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from Canadian dollars into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

Long-term Debt Discount

In accordance with accounting standards the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt using the effective interest method.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) and Canadian Deposit Insurance Corporation (CDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 55%, 6% and 8% of the Company’s 2010 revenues, respectively, while the US Government Department of Defense (directly and through subcontractors) accounted for 71% of the Company’s revenue in 2009. One of these customers represented approximately 20% of revenues for the year ended May 31, 2010 and a separate customer represented 16% of revenues for the year ended May 31, 2009, respectively. One customer, a tier one Defense subcontractor, represented 20% of accounts receivable as of May 31, 2010. No one customer represented over 10% of our accounts receivable at May 31, 2009.

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

In June 2009, the Company adopted the accounting standard regarding the general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods after June 15, 2009. Since this standard only formalizes existing GAAP, the adoption of this pronouncement did not have a material impact on the Company’s 2010 consolidated financial statements.

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

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment requires that full fair value accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning June 1, 2009. The adoption of this guidance resulted in the Company recognizing a gain associated with the Cryptek Technologies Inc. asset acquisition and expensing the transaction costs associated with the Cryptek Technologies Inc. and KGC Companies asset acquisitions.

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

Off-Balance Sheet Arrangements

During 2010 and 2009, we did not use off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included in this Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2010.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of May 31, 2010. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Scope of Management’s Evaluation and Report on Internal Control over Financial Reporting

The Company acquired the assets of the KGC Companies and Cryptek during fiscal 2010. The acquired assets related to these acquisitions totaled approximately $59,507,000 million as of May 31, 2010 and represented approximately $45,459,000 of revenues for 2010. The Company did not conduct an assessment of the effectiveness of internal control over financial reporting for these entities as permitted by the rules and regulations of the SEC.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the fiscal year ended May 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act by not later than September 28, 2010. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business—Executive Officers.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). The Code of Ethics is posted on our website at www.apitechnologies.com on the Investor Relations section. We will post on our website any amendments to or waivers of the Code of Ethics for executive officers or directors in accordance with applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report by reference:

2.1	Asset Purchase Agreement (incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on March 2, 2010.)

3.1	Amended and Restated Certificate of Incorporation, (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on October 27, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on October 27, 2009).

10.1	Support Agreement dated February 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on February 6, 2006).

10.2	Voting and Exchange Agreement dated February 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on February 6, 2006).

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on February 6, 2006).

*10.4	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (filed herewith).

*10.5	Form of Incentive Option Agreement under the Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed October 15, 2009).

*10.6	Form of Non-Statutory Stock Option Agreement under the Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed October 15, 2009.)

*10.7	The compensation arrangement with respect to the service of Arthur Cape, Jonathan Pollack and Donald Wright on the Board of Directors of the Company and its committees as set forth in Form 8-K filed on June 22, 2007 (incorporated by reference from the Company’s Form 8-K filed with the SEC on June 22, 2007).

*10.8	Executive Employment Agreement dated March 3, 2008 between API Nanotronics Corp. and Stephen Pudles (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 25, 2008).

10.9	Form of investor notes issued in the aggregate amount of $3,650,000 dated as of June 23, 2009 (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 27, 2009).

10.10	Security Agreement dated as of June 23, 2009 among API Nanotronics Corp., the subsidiaries party to the agreement and Icarus Investment Corp. (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 27, 2009).

10.11	Loan Purchase Agreement between API Cryptek, Inc. and Wachovia Bank, National Association and Wachovia Capital Finance Corporation (Canada) dated June 23, 2009 (incorporated by reference from the Company’s Form 10-K filed with the SEC on August 27, 2009).

10.12	First Amendment to Note and Security Agreement dated December 22, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed April 13, 2010).

10.13	Promissory Note dated January 20, 2010 in the principal amount of $10,000,000 (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q filed April 13, 2010).

10.14	Form of Secured Promissory Note issued January 20, 2010 and January 22, 2010 to investors under Regulation D in aggregate principal amount of $2,900,000 (incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q filed April 13, 2010).

10.15	Form of Secured Promissory Note issued January 20, 2010 and January 22, 2010 to investors under Regulation S in aggregate principal amount of $17,100,000 (incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q filed April 13, 2010).

10.16	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D for an aggregate amount of 517,861 shares of common stock (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-Q filed April 13, 2010).

10.17	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S for an aggregate amount of 3,053,586 shares of common stock (incorporated by reference from Exhibit 10.6 of the Company’s Form 10-Q filed April 13, 2010).

10.18	Form of Warrant issued December 2009 to investors for aggregate amount of 250,000 shares of common stock (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-Q filed April 13, 2010).

10.19	Revolving credit facility between EMCON Emanation Control Ltd. and Royal Bank of Canada (incorporated by reference from Exhibit 10.8 of the Company’s Form 10-Q filed April 13, 2010).

10.20	General Security Agreement between EMCON Emanation Control Ltd. and Royal Bank of Canada(incorporated by reference from Exhibit 10.9 of the Company’s Form 10-Q filed April 13, 2010).

10.21	Security Agreement dated January 15, 2010 (incorporated by reference from Exhibit 10.10 of the Company’s Form 10-Q filed April 13, 2010).

10.22	Security Agreement dated January 20, 2010 (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-Q filed April 13, 2010).

10.23	First Amendment to Security Agreement dated February 4, 2010 (incorporated by reference from Exhibit 10.12 of the Company’s Form 10-Q filed April 13, 2010).

*10.24	Agreement and Release dated March 18, 2010 between API Technologies Corp. and Martin Moskovits (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed March 22, 2010).

*10.25	Consulting Agreement between the Company and JMP Fam Holdings Inc. (incorporated by reference from Exhibit 10.28 of the Company’s Post-Effective Amendment No. 4 on Form S-1 filed with the SEC on June 4, 2010).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of WithumSmith+Brown, P C (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ STEPHEN PUDLES
Stephen Pudles,
Chief Executive Officer

Dated: August 10, 2010

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ STEPHEN PUDLES Stephen Pudles, Chief Executive Officer	August 10, 2010

Principal Financial and Accounting Officer

/S/ CLAUDIO MANNARINO Claudio Mannarino Vice President-Finance and Chief Financial Officer	August 10, 2010

/S/ PHILLIP DEZWIREK Phillip DeZwirek Chairman, Director and Treasurer	August 10, 2010

/S/ JASON DEZWIREK Jason DeZwirek, Director and Secretary	August 10, 2010

/S/ JONATHAN POLLACK Jonathan Pollack, Executive Vice President and Director	August 10, 2010

/S/ BERNARD KRAFT Bernard Kraft, Director	August 10, 2010

/S/ DONALD A. WRIGHT Donald A. Wright, Director	August 10, 2010

/S/ ARTHUR CAPE Arthur Cape, Director	August 10, 2010

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the consolidated balance sheets of API Technologies Corp. as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of May 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 3 and 4, for the year ended May 31, 2010, the Company adopted new accounting standards for business combinations.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

August 10, 2010

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	May 31, 2010	May 31, 2009
Assets
Current
Cash and cash equivalents	$4,496,025	$2,423,835
Marketable securities, at fair value	200,474	129,085
Accounts receivable, less allowance for doubtful accounts of $101,911 and $85,152 at May 31, 2010 and 2009, respectively	15,115,117	3,644,304
Inventories, net (note 7)	29,761,594	5,888,435
Deferred income taxes	1,277,452	186,630
Prepaid expenses and other current assets	1,370,407	266,018
Current assets of discontinued operations (note 5)	44,172	66,673

	52,265,241	12,604,980
Fixed assets, net	11,493,384	2,445,992
Fixed assets held for sale (note 2)	931,075	2,493,986
Deferred income taxes	257,290	627,160
Goodwill (note 9)	8,461,889	1,130,906
Intangible assets, net (note 9)	3,160,422	221,823
Long-lived assets of discontinued operations (note 5)	2,041,155	4,628,463

	$78,610,456	$24,153,310

Liabilities and Shareholders’ Equity
Current
Bank indebtedness	$697,654	$—
Accounts payable and accrued expenses	16,215,900	3,386,435
Deferred revenue	7,776,622	228,734
Deferred income taxes	1,301,364	24,922
Sellers’ note payable (note 12)	10,000,000	—
Current portion of long-term debt (note 13)	289,638	96,296
Current liabilities of discontinued operations (note 5)	439,633	622,131

	36,720,811	4,358,518
Deferred income taxes	233,354	788,844
Long-term debt, net of current portion and discount of $3,286,871 and $0 at May 31, 2010 and 2009, respectively (note 13)	22,718,609	12,159

	59,672,774	5,159,521

Commitments and contingencies (note 21)
Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 32,845,275 and 31,753,865 shares issued and outstanding at May 31, 2010 and May 31, 2009, respectively)	32,845	31,754
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2010 and May 31, 2009, respectively)	—	—
Additional paid-in capital	41,544,341	35,179,191
Common stock subscribed but not issued	2,373,000	—
Accumulated deficit	(25,477,455)	(16,462,414)
Accumulated other comprehensive income:
Currency translation adjustment	302,874	141,677
Unrealized gain on marketable securities, net of tax	162,077	103,581

Total accumulated other comprehensive income	464,951	245,258

	18,937,682	18,993,789

	$78,610,456	$24,153,310

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	Year ended May 31, 2010	Year ended May 31, 2009
Revenue, net	$68,550,030	$25,461,024
Cost of revenues
Cost of revenues	50,564,787	18,718,719
Restructuring charges (note 22)	636,458	876,141

Total cost of revenues	51,201,245	19,594,860

Gross profit	17,348,785	5,866,164

Operating expenses
General and administrative	11,980,230	5,260,490
Selling expenses	3,352,373	2,020,367
Research and development	2,199,855	840,788
Business acquisition and related charges	2,453,542	—
Restructuring charges (note 22)	571,512	200,000

	20,557,512	8,321,645

Operating loss	(3,208,727)	(2,455,481)
Other (income) expenses, net
Interest (income) expense, net	2,068,600	(47,166)
Other (income) expense, net	(2,056,993)	—
(Gain) loss on foreign currency transactions, net	67,389	(424,861)

	78,996	(472,027)

Loss from continuing operations before income taxes	(3,287,723)	(1,983,454)
Provision for income taxes	45,454	99,687

Loss from continuing operations	(3,333,177)	(2,083,141)
Loss from discontinued operations, net of tax	(5,681,864)	(4,361,396)

Net loss	$(9,015,041)	$(6,444,537)

Loss per share from continuing operations—Basic and diluted	$(0.10)	$(0.06)
Loss per share from discontinued operations—Basic and diluted	$(0.16)	$(0.13)

Net loss per share—Basic and diluted	$(0.26)	$(0.19)

Weighted average shares outstanding
Basic	34,773,993	34,816,989
Diluted	34,773,993	34,816,989

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Subscription receivable— common Stock	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2008	32,466,224	$32,467	$34,470,100	$(1,550,000)	$(10,017,877)	$997,165	$23,931,855
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 16)	463	—	—	—	—	—	—
Stock-based compensation expense	—	—	918,081	—	—	—	918,081
Share repurchase	(712,822)	(713)	(208,990)	—	—	—	(209,703)
Stock subscription received	—	—	—	1,550,000	—	—	1,550,000
Net loss for the period	—	—	—	—	(6,444,537)	—	(6,444,537)
Foreign currency translation adjustment	—	—	—	—	—	(479,497)	(479,497)
Unrealized (loss) on marketable securities—net of taxes	—	—	—	—	—	(272,410)	(272,410)

Total comprehensive loss							(7,196,444)

Balance at May 31, 2009	31,753,865	$31,754	$35,179,191	$—	$(16,462,414)	$245,258	$18,993,789

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2009	31,753,865	$31,754	$35,179,191	$—	$(16,462,414)	$245,258	$18,993,789
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 16)	150	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,215,010	—	—	—	1,215,010
Stock repurchase	(413,740)	(414)	(570,061)	—	—	—	(570,475)
Stock issued as part of acquisition	1,000,000	1,000	1,399,000	—	—	—	1,400,000
Stock issued in escrow	505,000	505	706,495	—	—	—	707,000
Stock subscribed but not issued	—	—	—	2,373,000	—	—	2,373,000
Warrants issued	—	—	3,614,706	—	—	—	3,614,706
Net loss for the period	—	—	—	—	(9,015,041)	—	(9,015,041)
Foreign currency translation adjustment	—	—	—	—	—	161,197	161,197
Unrealized gain on marketable securities—net of taxes	—	—	—	—	—	58,496	58,496

Total comprehensive loss							(8,795,348)

Balance at May 31, 2010	32,845,275	$32,845	$41,544,341	$2,373,000	$(25,477,455)	$464,951	$18,937,682

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Years Ended May 31,
	2010	2009
Cash flows from operating activities
Net loss	$(9,015,041)	$(6,444,537)
Less: Loss from discontinued operations	5,681,864	4,361,396
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	999,988	834,472
Amortization of note discounts	327,835	—
Write down of fixed assets held for sale	324,410	212,959
Stock based compensation	1,215,010	918,081
Gain on business asset acquisition	(992,855)	—
(Gain) loss on sale of fixed assets	(1,069,951)	263,468
Deferred income taxes	7,506	66,627
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(3,007,762)	724,908
Inventories	(255,154)	1,321,856
Prepaid expenses and other current assets	1,702,116	223,092
Accounts payable and accrued expenses	6,100,007	(9,632)
Deferred revenue	(4,370,512)	228,734

Net cash (used) provided by continuing activities	(2,352,539)	2,701,424
Net cash used by discontinued operations	(3,104,056)	(3,637,685)

Net cash used by operating activities	(5,456,595)	(936,261)
Cash flows from investing activities
Purchase of fixed assets	(1,624,221)	(293,663)
Proceeds from disposal of fixed assets (note 2)	3,002,012	785,742
Business acquisitions net of cash acquired of $2,071,270 (note 4)	(16,928,730)	—
Discontinued operations (note 5)	(44,623)	(470,203)

Net cash (used) provided by investing activities	(15,595,562)	21,876
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	1,550,000
Repurchase and retirement of common shares	(570,474)	(209,703)
Short-term borrowings advances (repayments)	697,654	(310,458)
Repayment of long-term debt	(482,608)	(31,135)
Net proceeds—long-term debt (note 13 and 19)	23,650,000	—

Net cash provided by financing activities	23,294,572	998,704
Effect of exchange rate on cash and cash equivalents	(160,725)	(321,500)

Net change in cash and cash equivalents	2,081,690	(237,181)
Cash and cash equivalents, beginning of period—continuing operations	2,423,835	2,657,156
Cash and cash equivalents, beginning of period—discontinued operations	6,093	9,953

Cash and cash equivalents, beginning of period	2,429,928	2,667,109
Cash and cash equivalents, end of period	$4,511,618	$2,429,928
Less: cash and cash equivalents of discontinued operations, end of period	15,593	6,093

Cash and cash equivalents of continuing operations, end of period	$4,496,025	$2,423,835

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”), designs, develops and manufactures high reliability engineered solutions, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies.

On January 20, 2010, API and three newly formed subsidiaries, API Systems, Inc. (“API Systems”), API Defense, Inc. (“API Defense”) and API Defense USA, Inc. (“API USA” and collectively with API Systems and API Defense, the “API Pennsylvania Subsidiaries”) entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“K Industries” and collectively with KDS and KII, the “KGC Companies”) dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies (see Note 4). The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for various world governments, as well as military, defense, aerospace and homeland security prime contractors.

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

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of API Technologies Corp., formerly known as API Nanotronics Corp. and previously Rubincon Ventures Inc., and API Electronics Group Corp., API Electronics, Inc., the National Hybrid Group (consisting of National Hybrid, Inc., Pace Technology, Inc., TM Systems II Inc., and Keytronics, Inc.), the Filtran Group (consisting of Filtran Limited and Filtran Inc.), the API Pennsylvania Subsidiaries, API Cryptek Inc. and its wholly-owned subsidiaries, Emcon Emanation Control Ltd., Secure Systems & Technologies, Ltd., and its division Ion Networks (DBA Ion) and API Nanofabrication and Research Corporation (“NanoOpto”), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.” There are no other significant operating entities controlled by the Company, either directly or indirectly.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of API, together with its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principle in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates

API Technologies Corp.

Notes to Consolidated Financial Statements

when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations. The Company also uses estimates in determining the remaining economic lives of long-lived assets. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

The Company will continue to periodically review and analyze our inventory management systems, and conduct inventory impairment testing on an annual basis.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

repairs and upgrades that increase the service of a fixed asset and extend the useful life. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $930,000 at May 31, 2010 compared to $2,500,000 at May 31, 2009. The decrease is primarily attributed to the sale of land it owned adjacent to one of the Company’s manufacturing sites in the United States and the sale of land and a building of a manufacturing site in Canada.

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

The goodwill recorded in the consolidated financial statements relates to acquisitions, including the KGC Companies in fiscal 2010. The Company performs goodwill impairment testing annually using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows exceeded the carrying value of the assets and the Company has determined there was no impairment in goodwill as of May 31, 2010 and May 31, 2009.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Computer software	3-5 years
Customer related intangibles	10-15 years

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

Income taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial

API Technologies Corp.

Notes to Consolidated Financial Statements

reporting and tax bases of assets and liabilities and available net operating loss carry forwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions as of June 1, 2007. The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.

The Company’s valuation allowance was taken on the deferred tax assets of certain subsidiaries to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the current increase in losses the Company has provided for 100% valuation allowance resulting in no deferred tax assets on net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2010, 2009, 2008, 2007 and 2006.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company recognizes revenue on the contracts when items are shipped.

At May 31, 2010, the Company had deferred revenues of approximately $7,777,000 compared to approximately $229,000 at May 31, 2009. The asset acquisition of the KGC Companies accounted for approximately $7,493,000 of the increase.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $220,000 and $81,000, in warranty liability as of May 31, 2010 and May 31, 2009, respectively, which has been included in accounts payable and accrued expenses. The asset acquisition of Cryptek accounted for approximately $100,000 of the May 31, 2010 amount.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development expenses are recorded when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $236,892 and $190,533 for the years ending May 31, 2010 and 2009, respectively.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from

API Technologies Corp.

Notes to Consolidated Financial Statements

Canadian dollars or British Pounds Sterling into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

The Company carries out a portion of transactions in foreign currencies included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in Canadian dollars or Pound Sterling as well as a mortgage loan denominated in Pound Sterling. The translation adjustment related to these accounts have been reflected as a component of comprehensive income.

Long-term Debt Discount

In accordance with accounting standards the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt using the effective interest method.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) and Canadian Deposit Insurance Corporation (CDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 55%, 6% and 8% of the Company’s 2010 revenues, respectively, while the US Government Department of Defense (directly and through subcontractors) accounted for 71% of the

API Technologies Corp.

Notes to Consolidated Financial Statements

Company’s revenue in 2009. One of these customers represented approximately 20% of revenues for the year ended May 31, 2010 and a separate customer represented 16% of revenues for the year ended May 31, 2009, respectively. One customer, a tier one Defense subcontractor, represented 20% of accounts receivable as of May 31, 2010. No one customer represented over 10% of our accounts receivable at May 31, 2009. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share (Note 20).

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

In June 2009, the Company adopted the accounting standard regarding the general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all interim and annual reporting periods after June 15, 2009. Since this standard only formalizes existing GAAP, the adoption of this pronouncement did not have a material impact on the Company’s 2010 consolidated financial statements.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

In April 2008, the Company adopted the FASB issued guidance related to the fair value measurement of financial assets and liabilities that are remeasured and reported at fair value at least annually. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Effective June 1, 2009 the Company adopted the provisions of this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The application of the guidance to the financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on the Company’s financial results.

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

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment requires that full fair value accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning June 1, 2009. The adoption of this guidance resulted in the Company recognizing a gain associated with the Cryptek Technologies Inc. asset acquisition and expensing the transaction costs associated with the Cryptek Technologies Inc. and KGC Companies asset acquisitions (see note 4).

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the

API Technologies Corp.

Notes to Consolidated Financial Statements

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

4. ASSET ACQUISITIONS

a) Cryptek Technologies Inc.

On July 7, 2009, API Cryptek Inc. (“API Cryptek”), a wholly-owned subsidiary of the Company, incorporated on June 23, 2009, acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”), including its wholly-owned subsidiaries, Emcon Emanation Control Ltd., located in Canada and Secure Systems & Technologies, Ltd., located in the United Kingdom and its Ion Networks division (DBA Ion) located in the United States, through the foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000,000.

Cryptek developed and delivered secure communication solutions to various industries and government agencies. Cryptek also was a provider of emanation security products and solutions.

The Cryptek acquisition was completed with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009. (Note 13a)

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $790,000. The expenses have been accounted for as operating expenses. The results of operations of API Cryptek have been included in the Company’s results of operations beginning on July 7, 2009.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash	$2,071,270
Accounts receivable and prepaids	2,409,736
Inventory	2,990,046
Fixed assets	3,434,836
Customer related intangibles	508,000
Assumed current liabilities	(3,519,194)
Assumed mortgage payable	(1,901,502)

Fair value of net assets acquired	$5,993,192

API Technologies Corp.

Notes to Consolidated Financial Statements

The fair value of the net assets acquired in this transaction exceeded the fair value of the purchase price. As a result, in accordance with the guidance, the Company recognized a gain on acquisition of approximately $993,000 in the consolidated statement of operations for the year ended May 31, 2010. This gain is included in other income (expense), net.

Revenues and net loss from the date of acquisition of API Cryptek, July 7, 2009, to May 31, 2010 were approximately $22,223,000 and $(1,278,000), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$2,820,576
Machinery and equipment	530,747
Furniture and fixtures	36,857
Vehicles	46,656

Total fixed assets acquired	$3,434,836

b) KGC Companies

On January 20, 2010, API and three newly formed subsidiaries, the API Pennsylvania Subsidiaries, entered into an asset purchase agreement with the KGC Companies dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies.

The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for the defense and aerospace industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $28,480,000, comprised of (i) $24,000,000, including $14,000,000 of cash paid at closing and a $10,000,000 short-term note (the “Sellers’ Note”) dated January 20, 2010 issued to the KGC Companies and (ii) 3,200,000 shares of API common stock (the “Shares”) payable as follows: 1,000,000 Shares were issued and delivered at closing, 1,000,000 Shares are to be issued and delivered on the first anniversary of the closing and 1,200,000 Shares are to be issued and delivered on the second anniversary of the closing. The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Company has issued 505,000 shares in escrow from the 2,200,000 shares remaining to be delivered, which have been accounted for as common stock subscribed but not issued with a value of $2,373,000. The API Pennsylvania Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued. The stock issued and to be issued was valued at $1.40 per share, the fair value of the common stock at the transaction date.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,216,000. The expenses have been accounted for as operating expenses. The results of operations of the API Pennsylvania Subsidiaries have been included in the Company’s results of operations beginning on January 20, 2010.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The fair values of the assets acquired and the liabilities

API Technologies Corp.

Notes to Consolidated Financial Statements

assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company. Assets and liabilities acquired were as follows:

Accounts receivable and prepaids	$8,554,386
Inventory	20,271,816
Fixed assets	5,490,129
Technology and Customer related intangibles	2,585,000
Goodwill	7,330,983
Assumed current liabilities	(3,006,135)
Assumed deferred revenue	(11,628,411)
Assumed capital leases payable	(1,117,768)

Fair value of net assets acquired	$28,480,000

The fair value of the KGC Companies exceeded the underlying fair value of all other assets acquired, thereby giving rise to the goodwill. Technology and customer related intangibles are amortized on a straight line basis over 15 years.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income of API Pennsylvania Subsidiaries, from the date of acquisition January 20, 2010 to May 31, 2010, were approximately $23,236,000 and $2,895,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958,390
Machinery and equipment	3,337,661
Furniture and fixtures	120,667
Vehicles	73,411

Total fixed assets acquired	$5,490,129

The following unaudited pro forma summary presents the combined results of operations as if the KGC Companies and Cryptek acquisitions described above had occurred at the beginning of the period for the years ended May 31, 2010 and May 31, 2009, respectively.

	Year ended May 31, 2010 (Pro forma)	Year Ended May 31, 2009 (Pro forma)
Revenues	$115,381,917	$125,793,790
Net loss from continuing operations	$(2,049,267)	$(2,084,910)
Net loss	$(7,731,131)	$(6,566,082)
Net loss from continuing operations per share—basic and diluted	$(0.06)	$(0.06)
Net loss per share—basic and diluted	$(0.22)	$(0.18)

API Technologies Corp.

Notes to Consolidated Financial Statements

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was included in the Engineered Systems and Components segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. Subsequent to May 31, 2010, the Company sold the assets of NanoOpto (Note 25).

The operating results of NanoOpto are summarized as follows:

	Year ended May 31,
	2010	2009
Revenue, net	532,605	276,373
Cost of revenues	114,572	66,629

Gross Profit	418,033	209,744
General and administrative	731,377	1,032,851
Research and development	3,089,931	3,391,206
Selling expenses	53,342	142,462
Provision for income taxes	2,024	4,621
Other income	(19,250)	—
Write-down of long-lived assets	2,242,473	—

Loss from discontinued operations, net of tax	(5,681,864)	(4,361,396)

During fiscal 2010, the Company recorded a write-down of $2,242,473 resulting from the Company’s analysis of the net realizable value of the long-lived assets of discontinued operations. The Company initially determined the fair value of these long-lived assets using Level 3 inputs for fair value measurement purposes. A valuation report was obtained from an independent third party, who developed the estimates using Level 3 inputs including recent sales of like or similar equipment. The write-down was adjusted following the sale of the assets described in Note 25. The Company continues to monitor the fair value of such assets and will adjust their value until the assets have been disposed of.

The assets and liabilities relating to NanoOpto consisted of the following:

	May 31, 2010	May 31, 2009
Cash	$15,593	$6,093
Accounts receivable	—	7,361
Prepaid expenses	28,579	53,219

Current assets of discontinued operations	$44,172	$66,673

Fixed assets, net	$636,757	$3,361,065
Intangible assets, net	1,404,398	1,267,398

Long-lived assets of discontinued operations	$2,041,155	$4,628,463

Accounts payable and accrued expenses	$439,633	$622,131

Current liabilities of discontinued operations	$439,633	$622,131

API Technologies Corp.

Notes to Consolidated Financial Statements

6. MARKETABLE SECURITIES AND OTHER FAIR VALUE MEASUREMENTS

Marketable Securities

Marketable securities, which are classified as available for sale, consisted of the following at May 31 and are included in current assets:

	2010		2009
	Cost	Market	Cost	Market
Shares in venture issuers	$2,769	$200,474	$2,674	$129,085

The Company adopted the accounting pronouncement on fair value measurements as it applies to its financial instruments. The accounting pronouncement defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Fair value is determined by inputs, and the fair value pronouncement enables the reader of the financial statements to assess the inputs used to determine the fair value of an asset or liability by establishing a hierarchy for ranking the quality and reliability of such inputs. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The adoption of this statement did not have any material impact on the Company’s statement of operations and balance sheet.

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

Pursuant to accounting requirements, the Company has provided fair value disclosure information for relevant assets and liabilities in these consolidated financial statements. The following table summarizes assets which have been accounted for at fair value on a recurring basis as of May 31:

	2010 Total	2010 Quoted Prices in Active Markets (Level 1)	2009 Total	2009 Quoted Prices in Active Markets (Level 1)
Marketable equity securities	$200,474	$200,474	$129,085	$129,085

Total	$200,474	$200,474	$129,085	$129,085

Gross unrealized holding gains amounted to $197,705 and $126,411, respectively at May 31, 2010 and 2009.

API Technologies Corp.

Notes to Consolidated Financial Statements

Other Fair Value Measurements

The following table summarizes assets which have been accounted for at fair value at May 31, along with the basis for the determination of fair value.

	2010			2009
	2010 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2009 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$931,075	$931,075	$324,410	$2,493,986	$2,493,986	$—
Long-lived assets held for sale of discontinued operations	2,041,155	2,041,155	2,242,473	4,628,463	*	—

Total	$2,972,230	$2,972,230	$2,566,883	$7,122,449	$2,493,986	$—

*	Assets for discontinued operations are presented for comparative purposes and were not subject to fair value measurements at May 31, 2009. Amortization of $344,835 was recorded on these assets prior to their classification as held for sale.

The following is a summary of activity for the years ended May 31, 2010 and May 31, 2009 for assets measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Fixed Assets Held for Sale of Discontinued Operations
Balance, May 31, 2008	$—	$—
Add: Classified as assets held for sale	2,493,986	—
Balance, May 31, 2009	2,493,986	—
Add: Classified as assets held for sale	703,125	4,283,628
Less: Write-down of fixed assets held for sale	(324,410)	(2,242,473)
Less: Sales of fixed assets held for sale	(1,941,626)	—

Balance, May 31, 2010	$931,075	$2,041,155

7. INVENTORIES

Inventories consisted of the following:

	May 31, 2010	May 31, 2009
Raw materials	$9,159,594	$2,580,454
Work in progress	18,397,270	1,369,842
Finished goods	2,204,730	1,938,139

Total	$29,761,594	$5,888,435

API Technologies Corp.

Notes to Consolidated Financial Statements

8. FIXED ASSETS

Fixed assets consisted of the following as of May 31:

	2010
	Cost	Accumulated Depreciation	Net Book Value
Land	$805,168	$—	$805,168
Buildings and leasehold improvements	5,006,894	51,048	4,955,846
Computer equipment	4,179,726	255,120	3,924,606
Furniture and fixtures	513,610	324,867	188,743
Machinery and equipment	4,837,735	3,334,344	1,503,391
Vehicles	151,238	35,608	115,630

Fixed assets, net	$15,494,371	$4,000,987	$11,493,384

	2009
	Cost	Accumulated Depreciation	Net Book Value
Land	$147,875	$—	$147,875
Buildings and leasehold improvements	1,342,379	461,201	881,178
Computer equipment	275,687	227,609	48,078
Furniture and fixtures	371,204	316,196	55,008
Machinery and equipment	4,136,131	2,823,500	1,312,631
Vehicles	29,583	28,361	1,222

Fixed assets, net	$6,302,859	$3,856,867	$2,445,992

Depreciation expense amounted to $843,364 and $494,996 for the years ended May 31, 2010 and 2009, respectively. Included in these amounts are $39,455 and $6,420 of amortization of assets under capital lease for the years ended May 31, 2010 and 2009, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at May 31:

	2010	2009
Goodwill not subject to amortization:
Beginning balance, net	$1,130,906	$1,130,906
Goodwill from business acquisition (note 4b)	7,330,983	—

Ending balance, net	$8,461,889	$1,130,906

API Technologies Corp.

Notes to Consolidated Financial Statements

	2010	2009
Intangible assets subject to amortization:
Non-compete agreements	$2,215,784	$2,215,784
Less: Accumulated amortization	(2,215,784)	(2,215,784)
Customer contracts	3,209,000	116,000
Less: Accumulated amortization	(178,540)	(95,534)
Computer software	413,953	411,730
Less: Accumulated amortization	(283,991)	(210,373)
Patents (A)	—	—
Less: Accumulated amortization	—	—

	$3,160,422	$221,823

(A) Patents previously included in intangible assets subject to amortization have been included in long-lived assets of discontinued operations (Note 5).

Changes in the carrying amount of Intangible assets were as follows:

Balance, May 31, 2009	$221,823
Intangible assets from Cryptek acquisition (note 4a)	508,000
Intangible assets from KGC Companies (note 4b)	2,585,000
Intangible assets purchased	2,223
Less: Amortization	(156,624)

Balance, May 31, 2010	$3,160,422

Amortization expense amounted to $156,624, and $339,476 for the years ended May 31, 2010 and 2009, respectively. Amortization expense is expected to be approximately $296,000, $243,000, $206,000, $206,000 and $206,000 for the years ending May 31, 2011, 2012, 2013, 2014 and 2015, respectively.

10. BANK INDEBTEDNESS

On December 21, 2009, the Company secured a line of credit facility, which renews annually at its Emcon Emanation Control subsidiary in Canada in the amount of $950,000 ($1,000,000 CAD). Interest on the line of credit facility is charged at a margin of 1.8% over the Royal Bank Prime Rate for Canadian borrowings or Royal Bank US Prime Base Rate for USD borrowings, which were 2.25% and 3.75%, respectively at May 31, 2010. The facility is secured by the subsidiaries’ assets. As of May 31, 2010 the Company had drawn $697,654 under this facility.

The Company also has a credit facility in place for its U.K. subsidiary for approximately $360,000 (250,000 GBP). This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of May 31, 2010.

API Technologies Corp.

Notes to Consolidated Financial Statements

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	May 31, 2010	May 31, 2009
Accounts payable and accrued expenses	$13,892,876	$2,556,404
Wage and vacation accrual	2,323,024	830,031

Total	$16,215,900	$3,386,435

12. SELLERS’ NOTE PAYABLE

The Company was obligated under the following debt instrument:

	May 31, 2010	May 31, 2009
Sellers’ Note payable, due December 31, 2010, 5% interest	$10,000,000	$—

On January 20, 2010, the API Pennsylvania Subsidiaries issued a $10,000,000 short-term note in connection with the purchase of the assets of the KGC Companies (see Note 4b). The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Sellers’ Note bears interest at an annual rate of five percent (5%) and matures on December 31, 2010. The Sellers’ Note provides for certain monthly interest payments. Accrued interest as of May 31, 2010 was $126,027 and is included in accounts payable and accrued expenses. The entire principal balance and accrued interest is due and payable at maturity. The Sellers’ Note is secured by certain assets of the KGC Companies purchased by the API Pennsylvania Subsidiaries, excluding government contracts.

13. LONG-TERM DEBT

The Company was obligated under the following debt instruments:

	May 31, 2010	May 31, 2009
Convertible promissory notes, net of discount of $185,092 and $0 at May 31, 2010 and May 31, 2009, respectively, due June 23, 2012, 12% interest (a)	$3,464,908	$—
Secured promissory notes, net of discount of $3,101,780 and $0 at May 31, 2010 and May 31, 2009, respectively, due January 20, 2013, 15% interest (b)	16,898,220	—
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,572,227	—
Capital leases payable (Note 14)	1,072,892	18,707
Other	—	89,748

	$23,008,247	$108,455
Less: Current portion of long-term debt	(289,638)	(96,296)

Long-term portion	$22,718,609	$12,159

a)

On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000 (see Note 19). Interest on the convertible notes is payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes are

API Technologies Corp.

Notes to Consolidated Financial Statements

secured by the personal property of the Company and its subsidiaries. The Convertible Notes are due on June 23, 2012.

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

The number of shares of common stock that can be purchased upon the exercise of the December Warrants and the exercise price of the December Warrants are subject to customary anti-dilution provisions. The Company evaluated the December Warrants for purposes of classification and determined they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. In addition, the Company determined that the December Warrants should be treated as a modification and not an extinguishment of debt. As a result, the discount resulting from the value of the warrants will be amortized over the life of the Convertible Notes using the effective interest method.

The following table summarizes the accounting for the December Warrants:

January 20, 2010
Warrants Fair Value	$223,398
Black-Scholes Model Assumptions:
Risk free interest	1.36%
Expected volatility	131%
Expected life	2.5 years
Dividend rate	—

Interest expense for the year ended May 31, 2010, includes non-cash interest expense of $38,306 for the amortization of the convertible note discount using the interest method.

b)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase 3,571,447 shares of common stock (“Warrants”) of API to various investors including certain Directors and Officers of the Company (Note 19c). Neither the KGC Companies nor their owners were issued any Notes or Warrants.

The Notes are due three years from issuance. Interest accrues at an annual rate of 15% per annum and is payable in arrears each calendar quarter. The entire principal balance and all accrued and unpaid interest on the Notes is payable upon maturity. The Company can elect to prepay all or a portion of the Notes anytime.

API Technologies Corp.

Notes to Consolidated Financial Statements

If the Company elects to prepay in the first year, it must pay the investor interest that would have accrued on such prepaid amount from and after the prepayment date to January 20, 2011. Otherwise, the Company must pay the investor an additional 2% of the prepaid amount. The Notes are secured by the assets of API and its subsidiaries pursuant to security agreements, excluding real estate. The following are permitted senior debt and liens under the Notes; (1) working capital loans and (2) securities interests granted in connection with any acquisition by API of other companies, lines of businesses or assets, or the financing thereof.

The warrants have an exercise price of $1.40 per share and expire in five years. The number of shares of common stock that can be purchased upon the exercise of the Warrants and the exercise price of the Warrants are subject to customary anti-dilution provisions. The Company evaluated the Warrants for purposes of classification and determined that they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. The discount resulting from the value of the warrants will be amortized over the life of the Notes using the effective interest method.

The following table summarizes the accounting of the Notes and Warrants:

January 20, 2010
Proceeds from issuance of promissory notes and warrants	$20,000,000
Debt discount attributable to the issuance of warrants	(3,391,308)

Promissory note, net of discount	16,608,692
Black-Scholes Model Assumptions:
Risk free interest	2.27%
Expected volatility	116%
Expected life	5 years
Dividend rate	—

Interest expense for the year ended May 31, 2010, includes non-cash interest expense of $289,529 for the amortization of the note discount using the interest method.

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at May 31, 2010. The mortgage is secured by the subsidiaries’ land and building.

Future principal payments of long-term debt for the next five years excluding our capital leases (note 14) are as follows:

Year	Amount
2011	$124,749
2012	3,774,749
2013	20,124,749
2014	124,749
2015	124,749
Thereafter	948,482

$25,222,227

14. OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment under various capital leases expiring by December 2015. The asset and liability under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

API Technologies Corp.

Notes to Consolidated Financial Statements

A summary of property held under capital leases and included in Note 8, is as follows:

	May 31,
	2010	2009
Equipment	$1,147,855	$32,100
Less: Accumulated amortization	48,015	8,560

Equipment, net	$1,099,840	$23,540

Obligations under capital leases, which are reported on our balance sheet as part of long-term debt (Note 13), consist of the following:

	May 31,
	2010	2009
Equipment capital leases, with monthly lease payments of $19,721 and $866 for 2010 and 2009, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets.	$1,072,892	$18,707
Less: Current portion	176,336	6,548

Obligations under capital leases, less current portion	$896,556	$12,159

Future minimum lease payments for the next five years for our capital lease obligations are as follows:

Year	Amount
2011	$238,741
2012	245,629
2013	220,513
2014	220,247
2015	220,247
Thereafter	128,478

1,273,855
Less: Imputed Interest	200,963

$1,072,892

15. INCOME TAXES

The geographical sources of loss before income taxes for the years ended May 31, 2010 and 2009 were as follows:

	2010	2009
Income (loss) before income taxes (benefit):
United States	$2,453,487	$(1,318,824)
Discontinued operations (United States)	(5,679,840)	(4,356,775)
Non-United States	(5,741,210)	(664,630)

Total	$(8,967,563)	$(6,340,229)

API Technologies Corp.

Notes to Consolidated Financial Statements

The income tax provision (benefit) is summarized as follows:

	2010	2009
Current:
United States	$43,430	$3,517
Discontinued operations (United States)	2,024	4,621
Non-United States	—	24,922

	45,454	33,060

Deferred:
United States	—	—
Discontinued operations (United States)	—	—
Non-United States	—	66,627

	—	66,627

Income tax provision (benefit)	$45,454	$99,687

The consolidated effective tax (benefit) rate (as a percentage of income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle) is reconciled to the U.S. federal statutory tax rate as follows:

	2010	2009
U.S. federal statutory tax rate (benefit)	(34.0)%	(34.0)%
Non-deductible expenses	(1.4)	(1.1)
Change in valuation allowance	58.3	72.3
Other items, net	(24.3)	(38.9)

Effective tax rate (benefit)	(1.4)%	(1.7)%

The components of deferred taxes are as follows:

	2010	2009
Future income tax assets
Loss carryforwards	$5,659,179	$3,014,324
Other	21,078	19,531
Unrealized foreign exchange loss	496,136	496,136
Marketable securities	40,975	52,932
Intangible assets	4,448	536,967
Stock based compensation	1,612,313	1,124,217
Inventory	370,853	469,563
Capital assets	252,813	90,192

	8,454,795	5,803,862

Future income tax liabilities
Capital assets	(233,349)	(788,838)
Intangibles	—	—

	(233,349)	(788,838)

Valuation Allowance	(8,221,422)	(5,015,000)

	$24	$24

API Technologies Corp.

Notes to Consolidated Financial Statements

	2010	2009
Analysis of changes in deferred taxes
Income statement effect	$45,454	$66,627
Other comprehensive income effect	—	(60,311)
Cumulative translation adjustment	(45,454)	(97,414)

Change in deferred taxes	$—	$(91,098)

	2010	2009
Balance sheet presentation
Deferred income tax assets—current	$1,277,452	$186,630
Deferred income tax assets—long-term	257,290	627,160
Deferred income tax liability—current	(1,301,364)	(24,922)
Deferred tax liabilities—long-term	(233,354)	(788,844)

Net deferred tax liabilities	$24	$24

At May 31, 2010, the accompanying consolidated financial statements include $2,143,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $1,493,000. At May 31, 2009, the accompanying consolidated financial statements include $106,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $2,933,000.

The valuation allowance as of May 31, 2010 totaled $4,900,000 which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities. The valuation allowance as of May 31, 2009 totaled $5,015,000 which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

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

The Company and its subsidiaries have net operating loss carryforwards of approximately $6,289,000 to apply against future taxable income. These losses will expire as follows: $56,000, $68,000, $3,407,000, $1,502,000 and $1,256,000 in 2012, 2017, 2028, 2029 and 2030 respectively.

As of May 31, 2010, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax

API Technologies Corp.

Notes to Consolidated Financial Statements

benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2006-2010 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2006-2010 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

16. SHAREHOLDERS’ EQUITY

On January 20, 2010 and January 22, 2010 the Company agreed to issue Warrants to purchase 3,571,447 shares of common stock of API to various investors in a private transaction that raised $20,000,000 in principal amount of Notes used to help finance the purchase of the assets of the KGC Companies (Note 13b). Neither the KGC Companies nor their owners were issued any Notes or Warrants.

On January 20, 2010 the Company agreed to issue 3,200,000 shares of API common stock payable as part of the compensation to the KGC Companies (Note 4b) or their designees. 1,000,000 shares were issued and delivered at closing, 1,000,000 shares are to be issued and delivered on the first anniversary of the closing and 1,200,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 505,000 shares in escrow from the 2,200,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued.

On December 21, 2009, API issued the December Warrants to purchase approximately 250,000 shares of the common stock of API to Convertible Note-holders (see Note 13a), at an exercise price of $1.27 per share. The December Warrants expire June 23, 2012. The December Warrants were issued in consideration for the holders of the Convertible Notes agreement that the Company may incur senior secured debt in connection with any line of credit or working capital facility, or in connection with any stock or asset acquisition.

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of May 31, 2010, (i) API had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,518 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API’s transfer agent was awaiting stockholder elections on 165,177 shares of API common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the

API Technologies Corp.

Notes to Consolidated Financial Statements

remaining API common shares. Consequently, API has not issued, but is obligated to issue, 2,503,589 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common stock over the next 12 months. As of May 31, 2010, the Company repurchased and retired 408,740 of its common stock under this program for net outlay of $568,075.

On February 9, 2009, the Company authorized a program to repurchase up to 10% of its common stock over the next 12 months, which program expired February 8, 2010. As of May 31, 2010, the Company repurchased and retired a total of 717,822 of its common stock under this program for net outlay of $212,103.

During the year ended May 31, 2010 the Company issued 2,753,108 options related to employment arrangements (Note 17). These option grants were valued using the Black-Scholes option-pricing model.

17. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 5,000,000 to 8,500,000. Of the 8,500,000 shares authorized under the Equity Incentive Plan, 2,583,377 shares are available for issuance pursuant to options or as stock as of May 31, 2010. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2010, there was $2,649,866 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2011 to 2015. No stock options were issued to the KGC Companies or their owners in conjunction with the KGC Companies asset acquisition.

During the year ended May 31, 2010 and 2009, $1,215,010 and $918,081, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	2010	2009
Expected volatility	110.2%	75.1%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 – 5 years
Risk-free rate	2.30%	3.14%

API Technologies Corp.

Notes to Consolidated Financial Statements

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2008	3,506,850	$1.464
Less forfeited	(71,667)	$2.859
Exercised	—	$—
Issued	106,666	$2.220

Stock Options outstanding—May 31, 2009	3,541,849	$1.493
Less forfeited	(378,334)	$1.772
Exercised	—	$—
Issued	2,753,108	$1.380

Stock Options outstanding—May 31, 2010	5,916,623	$1.427

Stock Options exercisable—May 31, 2010	2,915,708	$1.434

The weighted average grant price of options granted during the year ended May 31, 2010 and May 31, 2009 was $1.38 and $2.22, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at May 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.30 – 3.00	5,861,625	$1.404	7.421	$—	2,887,165	$1.409	$—
$3.01 – 6.00	54,998	$4.035	6.726	$—	28,543	$4.035	$—

	5,916,623		7.968	$—	2,915,708		$—

The intrinsic value is calculated at the difference between the market value as of May 31, 2010 and the exercise price of the shares. The market value as of May 31, 2010 was $1.31 as reported by the OTC Bulletin Board.

During the year ended May 31, 2010, the Company modified the expiration date of certain stock option awards (see Note 22). The incremental fair value of these options resulting from the modification of $57,592 has been included in general and administrative expense.

API Technologies Corp.

Notes to Consolidated Financial Statements

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the year ended May 31:

	2010	2009
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$30,368	$6,557
Cash paid for interest	$1,026,252	$5,465
(b) Non cash transactions (note 4)
Exchange of note receivable through asset acquisition	$5,000,000	$—
Sellers’ note payable issued in asset acquisition	10,000,000	—
Common stock issued in asset acquisition	2,107,000	—
Common stock subscribed but not issued in asset acquisition	2,373,000	—
Issuance of warrants with debt modification resulting in debt discount	223,398	—
Issuance of warrants with promissory notes resulting in debt discount	3,391,308	—
Assets acquired and liabilities assumed in business acquisitions, net	$28,494,720	$—

19. RELATED PARTY TRANSACTIONS

(a)	Included in general and administrative expenses for the year ended May 31, 2010 are consulting fees of $90,218 (2009 – $83,038) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $186,855 (2009 – $187,906) paid to a corporation of which two of the directors are also directors of the Company. (See Note 21b).

(b)	On June 23, 2009, API issued $3,650,000 of secured, convertible promissory notes to a group of investors. Three of the investors are directors of the Company, and a fourth investor is controlled by one of those directors. In addition, on December 20, 2009 the Company agreed to issue warrants to purchase approximately 250,000 shares of the common stock of the Company, pro rata among the convertible notes holders, at an exercise price of $1.27 per share (Note 13a).

Included in interest expenses for the year ended May 31, 2010 are interest charges of $119,655 related to the Convertible Notes paid to certain directors of the Company.

(c)	On January 20, 2010, API issued $20,000,000 of secured promissory notes and warrants to purchase 3,571,447 shares of common stock of API to a group of investors (Note 13b). Seven of the investors are, or are affiliates of, directors or officers of the Company. Neither the KGC Companies nor their owners were issued such notes or warrants.

Included in interest expenses for the year ended May 31, 2010 are interest charges of $277,253 related to the Notes paid to certain directors and officers of the Company.

API Technologies Corp.

Notes to Consolidated Financial Statements

20. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Year ended May 31,
	2010	2009
Weighted average shares-basic	34,773,993	34,816,989
Effect of dilutive securities	*	*

Weighted average shares—diluted	34,773,993	34,816,989

Basic EPS and diluted EPS for the year ended May 31, 2010 and 2009 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the year ended May 31, 2010 of 4,096,787 of which, only 2,503,528 shares have been exchanged as of May 31, 2010.

*	All outstanding options aggregating 5,916,623 incremental shares, 3,821,447 warrants and 4,866,667 shares underlying the convertible promissory notes, have been excluded from the May 31, 2010 (all outstanding options aggregating 3,541,849 incremental shares from the May 31, 2009) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2010 and 2009.

21. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of May 31, 2010.

2010	$1,534,000
2011	1,468,000
2012	1,469,000
2013	1,480,000
2014	979,000
Thereafter	3,521,000

Total	$10,451,000

The proceeding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $1,574,775, and $610,655 for the year ended May 31, 2010 and 2009, respectively.

b)	The Company has an oral agreement for management services with Icarus Investment Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. Included in general and administrative expenses for the year ended May 31, 2010 and 2009 are $186,855 and $187,906, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

c)	The Company may be a party to lawsuits in the normal course of our business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

22. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the fiscal year 2010 restructuring actions included charges of approximately $884,000 related to workforce reductions and other expenses related to consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A. and from consolidating its two wholly-owned subsidiaries in Ottawa, Canada. The Company also realized impairment charges of approximately $324,000 on buildings available for sale in Ogdensburg, N.Y. and Endicott, N.Y and incurred approximately $180,000 in lease charge commitments related to its effort to consolidate its two wholly-owned subsidiaries in Ottawa, Canada into one location. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of May 31, 2010.

The Company’s consolidating efforts in order to enhance operational efficiency continues, including the winding up and relocating of business at certain locations. During fiscal 2010, the Company moved the Filtran operations into a manufacturing facility in Ottawa’s High-Tech centre.

During the year ended May 31, 2010, the Company began the evaluation and consolidation of certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A.

As of May 31, 2010, the following table represents the details of restructuring charges:

Workshare Reduction Cost
Balance, May 31, 2009	$1,076,141
Restructuring charges	883,560
Write-offs	324,410

Total accumulated restructuring charges at May 31, 2010	2,284,111
Cash payments	1,235,106
Non-cash charges	524,410

Balance, May 31, 2010	$524,595

The remaining balance at May 31, 2010 is included in accounts payable and accrued liabilities.

On March 18, 2010, the Company accepted the resignation of Martin Moskovits, Chief Technology Officer, effective April 2, 2010 (the “Effective Date”). In connection with Mr. Moskovits resignation, the Company entered into an agreement to pay Mr. Moskovits a lump sum amount of $100,000. The Company also agreed to a five month extension of the expiration date of 233,333 options to purchase shares of common stock held by Mr. Moskovits. Those options will expire six months after the Effective Date instead of thirty days after the Expiration Date, as provided in the original option agreements.

API Technologies Corp.

Notes to Consolidated Financial Statements

23. SEGMENT INFORMATION

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

Year ended May 31, 2010	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,327,058	$22,222,972	$—	$—	$68,550,030
Inter-segment sales	—	—	—	—	—

Total revenue	46,327,058	22,222,972	—	—	68,550,030

Operating Income (loss) before expenses below:	3,663,121	(195,478)	—	—	3,467,643
Corporate head office expenses	—	—	5,676,382	—	5,676,382
Depreciation and amortization	701,866	294,828	3,294	—	999,988
Other (income) expenses	(815,659)	111,751	782,904	—	78,996
Income tax expense	34,596	10,858	—	—	45,454

Net income (loss) from continuing operations	3,742,318	(612,915)	(6,462,580)	$—	$(3,333,177)
Loss from discontinued operations, net of tax	(5,681,864)	—	—	—	(5,681,864)

Net income (loss)	$(1,939,546)	$(612,915)	$(6,462,580)	$—	$(9,015,041)

Segment assets	$63,641,687	$12,350,457	$2,618,312	$—	$78,610,456
Goodwill included in assets	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures	$1,314,674	$257,172	$52,375	$—	$1,624,221
Impairment of fixed assets held for sale	$324,410	$—	$—	$—	$324,410
Impairment of long-lived assets of discontinued operations	$2,242,473	$—	$—	$—	$2,242,473

API Technologies Corp.

Notes to Consolidated Financial Statements

Year ended May 31, 2009	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$25,461,024	$—	$—	$—	$25,461,024
Inter-segment sales	—	—	—	—	—

Total revenue	25,461,024	—	—	—	25,461,024

Operating Income (loss) before expenses below:	(220,710)	—	—	—	(220,710)
Corporate head office expenses	—	—	1,400,299	—	1,400,299
Depreciation and amortization	831,604	—	2,868	—	834,472
Other (income) expenses	(86,422)	—	(385,605)	—	(472,027)
Income tax expense (benefit)	7,958	—	91,729	—	99,687

Net loss from continuing operations	(973,850)	$—	$(1,109,291)	$—	$(2,083,141)
Loss from discontinued operations, net of tax	(4,361,396)	—	—	—	(4,361,396)

Net loss	$(5,335,246)	$—	$(1,109,291)	$—	$(6,444,537)

Segment assets—as of May 31, 2009	$21,507,304	$—	$2,646,006	$—	$24,153,310
Goodwill included in assets—as of May 31, 2009	$1,130,906	$—	$—	$—	$1,130,906
Capital expenditures	$288,946	$—	$4,717	$—	$293,663

24. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match between 50% and 100% of certain employee contributions up to a maximum of 3% or 4% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the years ended May 31, 2010 and 2009, the Company incurred $387,945, and $218,181 respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

25. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 10, 2010, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On June 15, 2010, the Company sold the assets of its discontinued nanotechnology subsidiary for gross cash proceeds of approximately $2,300,000. The Company had previously announced the closing of its nanotechnology research and development subsidiary (see Note 5). Through the sale of the assets the Company eliminated future commitments associated with the discontinued operations, which were estimated to be approximately $1,600,000.

On July 28, 2010, the Company sold its land and building in Hauppauge, New York for proceeds of $1,575,000. The land and building had a net book value of approximately $654,000 and are reported as fixed assets held for sale at May 31, 2010.

On August 5, 2010, the Company purchased certain equipment that was under capital lease by paying the outstanding capital lease obligation amount of approximately $1,003,000 related to those assets.