Form 10-Q
period 2010-08-31
API Technologies Corp.
filed 2010-10-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29429

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o One North Wacker Drive, Suite 4400

Chicago, IL 60606

(Address of Principal Executive Offices)

(312) 214-4864

(Registrant’s Telephone Number, Including Area Code)

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

32,803,742 shares of common stock with a par value of $0.001 per share at September 30, 2010.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	Aug. 31, 2010 (Unaudited)	May 31, 2010
Assets
Current
Cash and cash equivalents	$5,770,387	$4,496,025
Marketable securities, at fair value	234,308	200,474
Accounts receivable, less allowance for doubtful accounts of $98,932 and $101,911 at August 31, 2010 and May 31, 2010, respectively	14,676,993	15,115,117
Inventories, net (note 6)	23,940,112	29,761,594
Deferred income taxes	807,943	1,277,452
Prepaid expenses and other current assets	1,356,213	1,370,407
Current assets of discontinued operations (note 5)	10,100	44,172

	46,796,056	52,265,241
Fixed assets, net	11,367,210	11,493,384
Fixed assets held for sale (note 2)	150,000	931,075
Deferred income taxes	411,614	257,290
Goodwill	8,461,889	8,461,889
Intangible assets, net	3,040,081	3,160,422
Long-lived assets of discontinued operations (note 5)	—	2,041,155

	$70,226,850	$78,610,456

Liabilities and Shareholders’ Equity
Current
Bank indebtedness	$774,621	$697,654
Accounts payable and accrued expenses	12,177,569	16,215,900
Deferred revenue	3,656,128	7,776,622
Deferred income taxes	983,290	1,301,364
Sellers’ note payable (note 9)	10,000,000	10,000,000
Current portion of long-term debt (note 10)	146,390	289,638
Current liabilities of discontinued operations (note 5)	184,036	439,633

	27,922,034	36,720,811
Deferred income taxes	236,243	233,354
Long-term debt, net of current portion and discount of $3,037,108 and $3,286,872 at August 31, 2010 and May 31, 2010, respectively (note 10)	22,161,948	22,718,609

	50,320,225	59,672,774

Commitments and contingencies (note 16)
Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 32,803,742 and 32,845,275 shares issued and outstanding at August 31, 2010 and May 31, 2010, respectively)	32,803	32,845
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2010 and May 31, 2010, respectively)	—	—
Additional paid-in capital	41,833,879	41,544,341
Common stock subscribed but not issued	2,373,000	2,373,000
Accumulated deficit	(24,720,361)	(25,477,455)
Accumulated other comprehensive income:
Currency translation adjustment	197,503	302,874
Unrealized gain on marketable securities, net of tax	189,801	162,077

Total accumulated other comprehensive income	387,304	464,951

	19,906,625	18,937,682

	$70,226,850	$78,610,456

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	Three Months Ended August 31,
	2010 (Unaudited)	2009 (Unaudited)
Revenues, net	$29,123,545	$9,068,578
Cost of revenues
Cost of revenues	21,892,977	6,878,777
Restructuring charges (note 18)	299,651	—

Total cost of revenues	22,192,628	6,878,777

Gross profit	6,930,917	2,189,801

Operating expenses
General and administrative	3,460,251	1,747,887
Selling expenses	1,112,618	737,837
Research and development	531,494	337,191
Business acquisition and related charges	94,081	563,772
Restructuring charges (note 18)	604,573	—

	5,803,017	3,386,687

Operating income (loss)	1,127,900	(1,196,886)
Other (income) expenses, net
Interest expense, net	1,268,874	28,582
Other income, net	(780,137)	(1,458,716)
Loss (gain) on foreign currency transactions, net	8,624	(18,673)

	497,361	(1,448,807)

Income from continuing operations before income taxes	630,539	251,921
Provision for income taxes	3,112	18,841

Income from continuing operations	627,427	233,080
Income (loss) from discontinued operations, net of tax	129,667	(1,015,803)

Net Income (loss)	$757,094	$(782,723)

Income per share from continuing operations—Basic and diluted	$0.02	$0.01
Loss per share from discontinued operations—Basic and diluted	$0.00	$(0.03)

Net income (loss) per share—Basic and diluted	$0.02	$(0.02)

Weighted average shares outstanding
Basic	35,632,689	34,252,566
Diluted	37,579,356	34,252,566

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock- number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2010	32,845,275	$32,845	$41,544,341	$2,373,000	$(25,477,455)	$464,951	$18,937,682
Stock-based compensation expense	—	—	341,137	—	—	—	341,137
Stock repurchase	(41,533)	(42)	(51,599)	—	—	—	(51,641)
Net income for the period	—	—	—	—	757,094	—	757,094
Foreign currency translation adjustment	—	—	—	—	—	(105,371)	(105,371)
Unrealized gain on marketable securities – net of taxes	—	—	—	—	—	27,724	27,724

Total comprehensive loss							679,447

Balance at August 31, 2010	32,803,742	$32,803	$41,833,879	$2,373,000	$(24,720,361)	$387,304	$19,906,625

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Three Months Ended August 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$757,094	$(782,723)
Less: (Income) loss from discontinued operations	(129,667)	1,015,803
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	392,855	201,830
Amortization of note discounts	249,764	—
Write down of fixed assets held for sale	451,745	—
Stock based compensation	341,137	216,584
Gain on business asset acquisition	—	(1,370,124)
Gain on sale of fixed assets	(761,354)	(88,592)
Deferred income taxes	219	82,411
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	439,142	927,081
Inventories	5,824,149	475,688
Prepaid expenses and other current assets	14,308	(261,217)
Accounts payable and accrued expenses	(4,028,475)	(623,457)
Deferred revenue	(4,120,493)	(324,336)

Net cash used by continuing activities	(569,576)	(531,052)
Net cash provided (used) by discontinued operations	2,176,314	(1,055,060)

Net cash provided (used) by operating activities	1,606,738	(1,586,112)
Cash flows from investing activities
Purchase of fixed assets	(700,654)	(27,389)
Proceeds from disposal of fixed assets	1,569,208	950,990
Business acquisitions net of cash acquired of $2,071,270 (note 4)	—	(2,928,730)
Discontinued operations (note 5)	—	(60,489)

Net cash provided (used) by investing activities	868,554	(2,065,618)
Cash flows from financing activities
Repurchase and retirement of common shares	(51,641)	(2,400)
Short-term borrowings advances (repayments), net	76,967	283,805
Repayment of long-term debt	(1,065,823)	(1,588)
Net proceeds—long-term debt (note 10)	—	3,650,000

Net cash (used) provided by financing activities	(1,040,497)	3,929,817
Effect of exchange rate on cash and cash equivalents	(165,926)	178,421

Net change in cash and cash equivalents	1,268,869	456,508
Cash and cash equivalents, beginning of period—continuing operations	4,496,025	2,423,835
Cash and cash equivalents, beginning of period—discontinued operations	15,593	6,093

Cash and cash equivalents, beginning of period	4,511,618	2,429,928
Cash and cash equivalents, end of period	$5,780,487	$2,886,436
Less: cash and cash equivalents of discontinued operations, end of period	10,100	71,419

Cash and cash equivalents of continuing operations, end of period	$5,770,387	$2,815,017

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

On January 20, 2010, API and three newly formed subsidiaries, API Systems, Inc. (“API Systems”), API Defense, Inc. (“API Defense”) and API Defense USA, Inc. (“API Defense USA” and collectively with API Systems and API Defense, the “API Pennsylvania Subsidiaries”) entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“K Industries” and collectively with KDS and KII, the “KGC Companies”) dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies (see Note 4). The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for various world governments, as well as military, defense, aerospace and homeland security prime contractors.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. On August 18, 2010, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2010. Statements are subject to possible adjustments in connection with the audit of the Company’s accounts for the six months ended November 30, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2010 and the results of its operations and cash flows for the three month period ended August 31, 2010. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2010 included in the Company’s Form 10-K filed with the SEC on August 10, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations. The Company also uses estimates in determining the remaining economic lives of long-lived assets. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150,000 at August 31, 2010 compared to $930,000 at May 31, 2010. The decrease is attributed to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

Discontinued Operations

Components of the Company that have been or will be disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation (“NanoOpto”) have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2011 and 2010 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The goodwill recorded in the consolidated financial statements relates to acquisitions, including the KGC Companies in fiscal 2010. The Company follows the guidance for goodwill and other intangible assets with indefinite lives. This guidance requires assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company performs goodwill impairment testing annually using the discounted future cash flows technique. When the carrying amount of the assets exceeds its fair value, the implied fair value of the goodwill is compared with the carrying amount to measure whether there is an impairment loss. The Company’s impairment test based on future cash flows exceeded the carrying value of the assets and the Company determined there was no impairment in goodwill as of May 31, 2010. The Company considered and has determined that no interim impairment testing was required since impairment indicators did not exist during the three months ended August 31, 2010.

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

The Company’s valuation allowance was taken on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the prior years’ losses and the uncertainty relating to future profitability the Company has provided for 100% valuation allowance resulting in no deferred tax assets on net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions.

The Company follows the guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2006 through 2010.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from Canadian dollars or British Pounds Sterling into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 72%, 5% and 4% of the Company’s revenues for the three months ended August 31, 2010, respectively, while the US Government Department of Defense (directly and through subcontractors) accounted for 71% of the Company’s revenue for the three months ended August 31, 2009. One of these customers represented approximately 42% of revenues for the three months ended August 31, 2010 and a separate customer represented 16% of revenues for the three months ended August 31, 2009, respectively. One customer, a tier one Defense subcontractor, represented 28% of accounts receivable as of August 31, 2010 and 20% of our accounts receivable at May 31, 2010. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from 2010 have been reclassified to conform to the August 31, 2010 financial statement presentation. The reclassifications had no effect on previously reported net loss or the balance sheet.

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

The Cryptek acquisition was completed with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009. (Note 10a)

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $790,000. The expenses have been accounted for as operating expenses. The results of operations of API Cryptek have been included in the Company’s results of operations beginning on July 7, 2009.

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

Revenues and net loss for the three months ended August 31, 2010 were approximately $4,447,000 and $(668,000), respectively. Revenues and net loss from the acquisition date, July 7, 2009, to August 31, 2009 were approximately $3,439,000 and $(394,000), respectively.

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

Revenues and net income of API Pennsylvania Subsidiaries, for the three months ended August 31, 2010, were approximately $19,094,000 and $1,490,000, respectively (2009 – nil, nil).

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958,390
Machinery and equipment	3,337,661
Furniture and fixtures	120,667
Vehicles	73,411

Total fixed assets acquired	$5,490,129

The following unaudited pro forma summary presents the combined results of operations as if the KGC Companies and Cryptek acquisitions described above had occurred at the beginning of three month period ended August 31, 2009.

Three months Ended August 31, 2009 (Pro forma)
Revenues	$30,641,900
Net income from continuing operations	$2,046,999
Net income	$1,031,196
Net income from continuing operations per share – basic	$0.06
Net income from continuing operations per share – diluted	$0.05
Net income per share – basic	$0.03
Net income per share – diluted	$0.03

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was included in the Engineered Systems and Components segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300,000.

The operating results of NanoOpto are summarized as follows:

	Three months ended August 31,
	2010	2009
Revenue, net	$—	$142,611
Cost of revenues	—	17,210

Gross Profit	—	125,401
General and administrative	66,870	257,212
Research and development	40,414	855,273
Selling expenses	—	28,719
Other income	(236,951)	—

Income (loss) from discontinued operations, net of tax	$129,667	$(1,015,803)

The assets and liabilities relating to NanoOpto consisted of the following:

	August 31, 2010	May 31, 2010
Cash	$10,100	$15,593
Prepaid expenses	—	28,579

Current assets of discontinued operations	$10,100	$44,172

Fixed assets, net	$—	$636,757
Intangible assets, net	—	1,404,398

Long-lived assets of discontinued operations	$—	$2,041,155

Accounts payable and accrued expenses	$184,036	$439,633

Current liabilities of discontinued operations	$184,036	$439,633

6. Inventories

Inventories consisted of the following:

	August 31, 2010	May 31, 2010
Raw materials	$9,434,496	$9,159,594
Work in progress	12,225,742	18,397,270
Finished goods	2,279,874	2,204,730

Total	$23,940,112	$29,761,594

Inventories are presented net of valuation allowances.

7. Bank Indebtedness

On December 21, 2009, the Company secured a line of credit facility, which renews annually at its Emcon Emanation Control subsidiary in Canada in the amount of $950,000 ($1,000,000 CAD). Interest on the line of credit facility is charged at a margin of 1.8% over the Royal Bank Prime Rate for Canadian borrowings or Royal Bank US Prime Base Rate for USD borrowings, which were 2.25% and 3.75%, respectively at August 31, 2010. The facility is secured by the subsidiaries’ assets. As of August 31, 2010 the Company had drawn $774,621 under this facility.

The Company also has a credit facility in place for its U.K. subsidiary for approximately $388,000 (250,000 GBP), which renews in October 2010. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of August 31, 2010.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	August 31, 2010	May 31, 2010
Accounts payable and accrued expenses	$10,313,884	$13,892,876
Wage and vacation accrual	1,863,685	2,323,024

Total	$12,177,569	$16,215,900

9. Sellers’ Note Payable

The Company was obligated under the following debt instrument:

	August 31, 2010	May 31, 2010
Sellers’ Note payable, due December 31, 2010, 5% interest	$10,000,000	$10,000,000

On January 20, 2010, the API Pennsylvania Subsidiaries issued a $10,000,000 short-term note in connection with the purchase of the assets of the KGC Companies (see Note 4b). The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Sellers’ Note bears interest at an annual rate of five percent (5%) and matures on December 31, 2010. The Sellers’ Note provides for certain monthly interest payments. Accrued interest as of August 31, 2010 was $42,466 and is included in accounts payable and accrued expenses. The entire principal balance and accrued interest is due and payable at maturity. The Sellers’ Note is secured by certain assets of the KGC Companies purchased by the API Pennsylvania Subsidiaries, excluding government contracts.

10. Long-Term Debt

The Company was obligated under the following debt instruments:

	August 31, 2010	May 31, 2010
Convertible promissory notes, net of discount of $163,546 and $185,092 at August 31, 2010 and May 31, 2010, respectively, due June 23, 2012, 12% interest (a)	$3,486,454	$3,464,908
Secured promissory notes, net of discount of $2,873,562 and $3,101,780 at August 31, 2010 and May 31, 2010, respectively, due January 20, 2013, 15% interest (b)	17,126,438	16,898,220
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,657,296	1,572,227
Capital leases payable (d)	38,150	1,072,892

	$22,308,338	$23,008,247
Less: Current portion of long-term debt	(146,390)	(289,638)

Long-term portion	$22,161,948	$22,718,609

a)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000 (see Note 14). Interest on the convertible notes is payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes are secured by the personal property of the Company and its subsidiaries. The Convertible Notes are due on June 23, 2012.

The outstanding principal amount of the Convertible Notes and/or accrued and unpaid interest or any portion thereof are convertible at the holder’s option into shares of common stock of the Company, at a price per share equal to $0.75 per share. The Company used the proceeds of the Convertible Notes to purchase all of the rights, title and interest of Wachovia Bank, National Association (“Wachovia Bank”) and Wachovia Capital Finance Corporation (Canada) (collectively with Wachovia Bank, “Wachovia”) in and to certain loans and financing documents (the “Cryptek Loan”). The loans and financing documents included the loan to Cryptek by Wachovia and security agreements covering substantially all of the assets of Cryptek.

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

Interest expense for the period ended August 31, 2010, includes non-cash interest expense of $21,546 for the amortization of the convertible note discount using the interest method.

b)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase 3,571,447 shares of common stock (“Warrants”) of API to various investors including certain Directors and Officers of the Company (Note 14c). Neither the KGC Companies nor their owners were issued any Notes or Warrants.

The Notes are due three years from issuance. Interest accrues at an annual rate of 15% per annum and is payable in arrears each calendar quarter. The entire principal balance and all accrued and unpaid interest on the Notes is payable upon maturity. The Company can elect to prepay all or a portion of the Notes anytime. If the Company elects to prepay in the first year, it must pay the investor interest that would have accrued on such prepaid amount from and after the prepayment date to January 20, 2011. Otherwise, the Company must pay the investor an additional 2% of the prepaid amount. The Notes are secured by the assets of API and its subsidiaries pursuant to security agreements, excluding real estate. The following are permitted senior debt and liens under the Notes: (1) working capital loans and (2) security interests granted in connection with any acquisition by API of other companies, lines of businesses or assets, or the financing thereof.

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

Interest expense for the period ended August 31, 2010, includes non-cash interest expense of $228,218 for the amortization of the note discount using the interest method.

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at August 31, 2010. The mortgage is secured by the subsidiaries’ land and building.

d)	On August 5, 2010, the Company purchased certain equipment that was under capital lease by paying the outstanding capital lease obligation amount of approximately $1,003,000 related to those assets.

11. Shareholders’ Equity

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 9,418,020 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of August 31, 2010, (i) API had issued 6,913,610 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 2,338,518 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API’s transfer agent was awaiting stockholder elections on 165,177 shares of API common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API has not issued, but is obligated to issue, 2,503,589 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common stock (approximately 3,325,000 shares) over the next 12 months. As of August 31, 2010, the Company repurchased and retired 450,272 of its common stock under this program for net outlay of approximately $620,000.

No option grants were made during the three months ended August 31, 2010. During the year ended May 31, 2010 the Company issued 2,753,108 options related to employment arrangements (Note 12). These option grants were valued using the Black-Scholes option-pricing model.

12. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 5,000,000 to 8,500,000. Of the 8,500,000 shares authorized under the Equity Incentive Plan, 2,595,377 shares are available for issuance pursuant to options or as stock as of August 31, 2010. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2010, there was $2,058,328 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2011 to 2015. No stock options were issued to the KGC Companies or their owners in conjunction with the KGC Companies asset acquisition.

During the three months ended August, 2010 and 2009, $341,137 and $216,584, respectively, has been recognized as stock-based compensation expense in cost of revenues, selling expense and general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	August 31, 2010	August 31, 2009
Expected volatility	110.2%	105.9%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 – 5 years
Risk-free rate	2.30%	2.46%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2009	3,541,849	$1.493
Less forfeited	(378,334)	$1.772
Exercised	—	$—
Issued	2,753,108	$1.380

Stock Options outstanding—May 31, 2010	5,916,623	$1.427
Less forfeited	(12,000)	$2.220
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—August 31, 2010	5,904,623	$1.427

Stock Options exercisable—August 31, 2010	3,254,217	$1.442

There were no stock options granted during the three months ended August 31, 2010.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at August 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.30 – 3.00	5,849,625	$1.398	7.171	$—	3,220,118	$1.415	$—
$3.01 – 6.00	54,998	$4.035	6.474	$—	34,099	$4.035	$—

	5,904,623		7.165	$—	3,254,217		$—

The intrinsic value is calculated at the difference between the market value as of August 31, 2010 and the exercise price of the shares. The market value as of August 31, 2010 was $1.23 as reported by the OTC Bulletin Board.

13. Supplemental Cash Flow Information

Supplemental cash flow information for the quarter ended August 31:

	2010	2009
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$2,892	$18,841
Cash paid for interest	$1,052,003	$28,592
(b) Non cash transactions (note 4a)
Assets acquired and liabilities assumed in business acquisitions, net	$—	$4,305,537

14. Related Party Transactions

(a)	Included in general and administrative expenses for the three months ended August 31, 2010 are consulting fees of $22,986 (2009 – $21,998) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $45,288 (2009 – $46,713) paid to a corporation of which two of the directors are also directors of the Company. (See Note 16b).

(b)	On June 23, 2009, API issued $3,650,000 of Convertible Notes to a group of investors. Three of the investors are, or are affiliates of, directors or officers of the Company. In addition, on December 20, 2009 the Company agreed to issue warrants to purchase approximately 250,000 shares of the common stock of the Company, pro rata among the convertible notes holders, at an exercise price of $1.27 per share (Note 10a).

Included in interest expenses for the three months ended August 31, 2010 are interest charges of $29,556 (2009 - $33,370) related to the Convertible Notes paid to certain directors of the Company.

(c)	On January 20, 2010, API issued $20,000,000 of Notes and Warrants to purchase 3,571,447 shares of common stock of API to a group of investors (Note 10b). Seven of the investors are, or are affiliates of, directors or officers of the Company. Neither the KGC Companies nor their owners were issued such Notes or Warrants.

Included in interest expenses for the three months ended August 31, 2010 are interest charges of $192,822 related to the Notes paid to certain directors and officers of the Company.

15. Earnings (Loss) Per Share of Common Stock

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended August 31,
	2010	2009
Weighted average shares-basic	35,632,689	34,252,566
Effect of dilutive securities	1,946,667	*

Weighted average shares—diluted	37,579,356	34,252,566

Basic EPS and diluted EPS for the three months ended August 31, 2010 and 2009 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement for the three months ended August 31, 2010 of 4,096,787 of which, only 2,503,528 shares have been exchanged as of August 31, 2010.

*	Outstanding options aggregating 5,194,957 incremental shares and 4,866,667 shares underlying the convertible promissory notes, have been excluded from the August 31, 2009 computation of diluted EPS as they are anti-dilutive due to the losses generated in 2009.

16. Commitments

(a)	The Company has an oral agreement for management services with Icarus Investment Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. Included in general and administrative expenses for the three months ended August 31, 2010 and August 31, 2009 are $45,288 and $46,713, respectively.

b)	From time to time the Company may be a party to lawsuits in the normal course of our business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition. Currently there are no known matters.

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

During the three months ended August 31, 2010 restructuring expenses included charges of approximately $463,000 related to workforce reductions and other expenses related to consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A. and from consolidating its two wholly-owned subsidiaries in Ottawa, Canada. The Company also realized impairment charges of approximately $414,000 on leasehold improvements from Ronkonkoma, and Endicott N.Y. and incurred approximately $27,000 in lease charge commitments related to its effort to consolidate its two wholly-owned subsidiaries in Ottawa, Canada into one location. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of August 31, 2010.

As of August 31, 2010, the following table represents the details of restructuring charges:

Workshare Reduction Cost
Balance, May 31, 2010	$524,595
Restructuring charges	490,205
Write-offs of leasehold improvements	414,019

Total accumulated restructuring charges at August 31, 2010	1,428,819
Cash payments	697,925
Non-cash charges	414,019

Balance, August 31, 2010	$316,875

The remaining balance at August 31, 2010 is included in accounts payable and accrued liabilities.

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

The guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two principal business segments: Engineered Systems and Components and Secure Communications. Inter-segment sales are presented at their market value for disclosure purposes.

Three months ended August 31, 2010	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$24,934,434	$4,189,111	$—	$—	$29,123,545
Inter-segment sales	—	—	—	—	—

Total revenue	24,934,434	4,189,111	—	—	29,123,545

Operating income (loss) before expenses below:	2,748,309	(435,485)	—	—	2,312,824
Corporate head office expenses	—	—	687,481	—	687,481
Depreciation and amortization	265,481	126,552	822	—	392,855
Other (income) expenses	(548,849)	31,392	1,119,406	—	601,949
Income tax expense	3,112	—	—	—	3,112

Net income (loss) from continuing operations	3,028,565	(593,429)	(1,807,709)	$—	$627,427
Income from discontinued operations, net of tax	129,667	—	—	—	129,667

Net income (loss)	$3,158,232	$(593,429)	$(1,807,709)	$—	$757,094

Segment assets—as of August 31, 2010	$57,747,613	$11,432,707	$1,361,715	$—	$70,542,035
Goodwill included in assets—as of August 31, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures	$587,286	$76,488	$36,880	$—	$700,654

Three months ended August 31, 2009	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$5,629,567	$3,439,011	$—	$—	$9,068,578
Inter-segment sales	—	—	—	—	—

Total revenue	5,629,567	3,439,011	—	—	9,068,578

Operating income (loss) before expenses below:	314,617	(333,637)	—	—	(19,020)
Corporate head office expenses	—	—	976,036	—	976,036
Depreciation and amortization	144,211	56,795	824	—	201,830
Other (income) expenses	(67,842)	3,241	(1,384,206)	—	(1,448,807)
Income tax expense (benefit)	18,841	—	—	—	18,841

Net income (loss) from continuing operations	219,407	$(393,673)	$407,346	$—	$233,080
Loss from discontinued operations, net of tax	(1,015,803)	—	—	—	(1,015,803)

Net income (loss)	$(796,396)	$(393,673)	$407,346	$—	$(782,723)

Segment assets—as of May 31, 2010	$63,641,687	$12,350,457	$2,618,312	$—	$78,610,456
Goodwill included in assets—as of May 31, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures, to August 31, 2009	$8,476	$18,913	$—	$—	$27,389

20. Subsequent Events

The Company has evaluated subsequent events through October 14, 2010, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

Effective September 13, 2010, the Company, API Defense USA, Inc. (“API Defense USA”), Phillip DeZwirek and Jason DeZwirek entered into a proxy agreement with respect to the capital stock of API Defense USA, Inc. (“Proxy Agreement”) with the United States Department of Defense (“DoD”). A portion of the defense contracts performed by the Company’s subsidiary, API Defense USA and other subsidiaries includes military contracts requiring access to classified information and protected unclassified information. As a result, the subsidiaries must obtain a Facility Security Clearance (“FCL”) from the Defense Security Service (“DSS”). Because the Company is deemed to be foreign controlled under applicable regulations, in order for its subsidiaries to obtain an FCL, the DoD requires the Company to enter into the Proxy Agreement to mitigate Foreign Ownership Control or Influence under the applicable National Industrial Security Program regulations. The purpose of the Proxy Agreement is to protect against the foreign ownership, control or influence over a business that requires classified information or protected unclassified information, or export controlled information and is performing contracts related to United States national security. The Proxy Agreement governs the operations of API Defense USA, a direct subsidiary of the Company, and its subsidiaries, which includes all the operating subsidiaries of the Company.

Under the terms of the Proxy Agreement, the Company has given voting control (except for certain major corporation actions, as described below) of the shares of API Defense USA to three proxy holders (“Proxy Holders”), each of whom is a United States citizen with the requisite personnel security clearance that has had no prior or existing contractual, financial or employment relationship with us or any of our affiliates. We have designated the initial proxy holders, each of whom is a retired senior military official. In the event of a vacancy, successor Proxy Holders will be chosen by the remaining Proxy Holders.

Although the Proxy Holders have the authority to vote the shares of API Defense USA, the Company’s approval is required for major corporate actions affecting API Defense USA, such as the sale of capital assets, the pledge, mortgage or encumbrance of assets, reorganizing, merging or dissolving, acquiring the stock or assets of another business or entity, altering or relocating the material operations, issuing equity or debt or instruments convertible into equity or debt, filing a petition for bankruptcy, and amending the certificate of incorporation or by-laws of API Defense USA to accomplish any of the foregoing.

The Proxy Holders will be the directors of API Defense USA. The Proxy Holders have appointed Stephen Pudles as an additional member to the board of directors of API Defense USA. They are also officers of API Defense USA. The Proxy Holders are required to report acts of non-compliance with the Proxy Agreement to DSS. The Proxy Agreement is subject to review and oversight by DSS. The provisions of the Proxy Agreement are applicable to the direct and indirect subsidiaries of API Defense USA.

In September 2010, we reorganized our subsidiaries so that all of the Company’s operating subsidiaries are now direct or indirect subsidiaries of API Defense USA, and API Defense USA is a direct subsidiary of the Company. Under the Proxy Agreement, companies that are not subject to the Proxy Agreement cannot consolidate operations with companies subject to the Proxy Agreement. This reorganization was done so that all of our operating subsidiaries may take advantage of the efficiencies gained through consolidated operations.

In connection with the execution of the Proxy Agreement, Stephen Pudles resigned as the Chief Executive Officer and a director of the Company as of September 13, 2010. Under the terms of the Proxy Agreement, Mr. Pudles cannot serve as an officer or director of the Company if he is an officer of any company operating under the Proxy Agreement, which includes API Defense USA and its subsidiaries. Mr. Pudles is Chief Executive Officer of API Defense USA. On September 13, 2010, API appointed Phillip DeZwirek, also our Chairman, as its Chief Executive Officer.

The Company issued 150,000 options with an exercise price of $1.17 per share to each of the Proxy Holders in September 2010.

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

The newly acquired product lines from the KGC Companies contributed approximately $19,000,000 to net sales for the three months ended August 31, 2010.

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel which will result in us consolidating our manufacturing operations from eight facilities into three facilities. As at August 31, 2010, we had closed and sold our Hauppauge, New York manufacturing facility and completed the consolidation of our two Canadian facilities into one manufacturing location. We expect the rest of this process to be completed by December 2010 and should result in the reduction of approximately $4 million in annual costs.

On June 15, 2010, we closed the asset sale of our nanotechnology research and development subsidiary based in Somerset, New Jersey. This business had historically been unprofitable and the closure is expected to improve our operating results and allow us to deploy our capital and management resources on our expanding defense business.

On August 18, 2010, our Board of Directors approved a change to our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2010.

Effective September 13, 2010, the Company, API Defense USA, Phillip DeZwirek and Jason DeZwirek entered into a Proxy Agreement with the DoD, which governs the operations of API Defense USA, a direct subsidiary of the Company, and its subsidiaries, which includes all the operating subsidiaries of the Company. See Note 20 to the unaudited consolidated financial statements in Item 1 of this Report.

In September 2010, we reorganized our subsidiaries so that all of our operating subsidiaries are now direct or indirect subsidiaries of API Defense USA. API Defense USA is a direct subsidiary of the Company. Under the Proxy Agreement, companies that are not subject to the Proxy Agreement cannot consolidate operations with companies subject to the Proxy Agreement. This reorganization was done so that all of our operating subsidiaries may take advantage of the efficiencies gained through consolidated operations.

In connection with the execution of the Proxy Agreement, Stephen Pudles resigned as the Chief Executive Officer and a director of the Company as of September 13, 2010. Under the terms of the Proxy Agreement, Mr. Pudles cannot serve as an officer or director of the Company if he is an officer of any company operating under the Proxy Agreement, which includes API Defense USA and its subsidiaries. Mr. Pudles is Chief Executive Officer of API Defense USA. On September 13, 2010, the Company appointed Phillip DeZwirek, also our Chairman, as its Chief Executive Officer.

Operating Revenues

We derive operating revenues from the sales in two principal business segments: Engineered Systems and Components, and Secure Communications. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our new Secure Communications product line, and the asset acquisition of the KGC Companies on January 20, 2010 significantly expanded our Engineered Systems and Components revenues. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at August 31, 2010 was approximately $56,357,000 compared to $17,133,000 at August 31, 2009, an increase of approximately $39,224,000. API Defense and API Systems represent approximately $38,578,000 of our backlog.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the three Months Ended August 31, 2010 and 2009

The following discussion of results of operations is a comparison of our three months ended August 31, 2010 and 2009.

Operating Revenue

	Three months ended August 31,
	2010	2009	% Change
Revenues by segments:
Engineered Systems and Components from continuing operations	$24,934,434	$5,629,567	342.9%
Secure Communications from continuing operations	4,189,111	3,439,011	21.8%

	$29,123,545	$9,068,578	221.1%

We recorded a 221.1% increase in revenues for the three months ended August 31, 2010 over the same period in 2009. The increase is mainly attributed to approximately $19,094,000 of revenue related to the acquisition of the assets of the KGC Companies completed on January 20, 2010. In addition, the Secure Communication results include three months results compared to less than two months for the three months ended August 31, 2009, after the July 7, 2009 acquisition.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended August 31,
	2010	2009
Gross profit by segments:
Engineered Systems and Components from continuing operations	23.2%	28.8%
Secure Communications from continuing operations	27.1%	16.5%
Overall	23.8%	24.1%

Our combined gross margin for the three months ended August 31, 2010 decreased by approximately 0.3% compared to the three months ended August 31, 2009. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales increased in the three months ended August 31, 2010 from 75.9% to 76.2% compared to the same period in 2009. The Engineered Systems and Components segment cost of sales increased 5.6% compared to the same period in 2009, mainly as a result of product mix during the three months ended August 31, 2010 compared to the same period in 2009. The Secure Communications segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits achieved through the consolidation efforts and cost cutting measures.

General and Administrative Expenses

General and administrative expenses increased to $3,460,251 for the three months ended August 31, 2010 from $1,747,887 for the three months ended August 31, 2009. The increase is a result of the addition of the KGC Companies, which increased general and administrative expenses by approximately $1,700,000 for the three months ended August 31, 2010.

The major components of general and administrative expenses are as follows:

	Three months ended August 31,
	2010	% of sales	2009	% of sales
Accounting and Administration	$1,152,563	4.0%	$494,877	5.5%
Professional Services	$567,361	1.9%	$308,623	3.4%

Research and Development Expenses

Research and development costs from continuing operations increased to $531,494 for the three months ended August 31, 2010 from $337,191 for the three months ended August 31, 2009. The increase is due primarily to additional research and development costs associated with the asset acquisitions of Cryptek and the KGC Companies.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the three months ended August 31, 2010, business acquisition and related charges totaled approximately $94,000 compared to approximately $564,000 for the three months ended August 31, 2009. The decrease is associated with the completion of the Cryptek acquisition in the three months ended August 31, 2009 compared to the three months ended August 31, 2010, which includes some minor remaining acquisition costs related to the January 20, 2010 acquisition of the KGC Companies.

Selling Expenses

Selling expenses from continuing operations increased to $1,112,618 for the three months ended August 31, 2010 from $737,837 for the three months ended August 31, 2009. The increase was largely due to the inclusion of selling expenses related to the asset acquisitions of Cryptek and the KGC Companies on July 7, 2009 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 3.9% for the three months ended August 31, 2010, compared to 8.1% for the three months ended August 31, 2009.

The major components of selling expenses are as follows:

	Three months ended August 31,
	2010	% of sales	2009	% of sales
Payroll Expense – Sales	$821,671	2.8%	$324,490	3.6%
Advertising	$73,979	1.6%	$44,546	0.5%

Operating Income (Loss)

We posted operating income from continuing operations for the three months ended August 31, 2010 of approximately $1,232,000 compared to a loss of approximately $1,197,000 for the three months ended August 31, 2009. The increase in operating income of approximately $2,429,000 is attributed to the acquisition of the KGC Companies on January 20, 2010 and improved overall results in our Engineered Systems and Components segment.

Other (Income) and Expense

Total other expense for the three months ended August 31, 2010 amounted to $497,361, compared to other income of $1,448,807 for the three months ended August 31, 2009.

The increase in other expense is largely attributable to interest expense of approximately $1,269,000, of which $250,000 was a non-cash expense related to the amortization of note discounts. The increase in net other expense was also attributable to reduced other income. The three months ended August 31, 2010. included approximately $870,000 of a gain on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y. while the three months ended August 31, 2009 included a gain of $1,370,000 on the acquisition of Cryptek and a gain of approximately $80,000 on the sale of a parcel of land in Ronkonkoma, N.Y.

Income Taxes

Income taxes amounted to an expense of $3,112 for the three months ended August 31, 2010, compared to $18,841 for three months ended August 31, 2009. In view of the prior years’ losses and the uncertainty relating to our future profitability we have provided for 100% valuation allowance resulting in no deferred tax assets on a net basis. However in future periods there is potential for the valuation allowance to be lowered based upon operating results.

Income (Loss) From Discontinued Operations

We generated a gain from discontinued operations of approximately $130,000 for the three months ended August 31, 2010, compared to a loss of approximately $1,016,000 in the same period of fiscal 2009. The gain is attributable to the sale of the assets of our nanotechnology operations in June 2010 compared to the on-going operations of the nanotechnology business for the three months ended August 31, 2009.

Net Income (Loss)

We recorded net income for the three months ended August 31, 2010 of approximately $757,000, compared to a net loss of approximately $783,000 for the three months ended August 31, 2009. The increase in net income is largely due to the acquisition of the KGC Companies on January 20, 2010 and overall improved results from our Engineered Systems and Components segment.

The increase was offset by other expenses of approximately $497,000 for the three months ended August 31, 2010 compared to other income of approximately $1,449,000 for the three months ended August 31, 2009.

Liquidity and Capital Resources

The Three Months Ended August 31, 2010 compared to the Year Ended May 31, 2010

At August 31, 2010, we held cash of $5,770,387 compared to $4,496,025 at May 31, 2010.

Cash used by continuing operating activities of approximately $570,000 for the three months ended August 31, 2010, was comparable to cash used by continuing operations of approximately $531,000 for the three months ended August 31, 2009. While there was an increase in net income from continuing operations during the three months ended August 31, 2010 compared to the same period in 2009, this was offset by changes in non-cash working capital.

Investing activities for the three months ended August 31, 2010 consisted of the acquisition of capital assets of approximately $700,654 compared to $27,389 for the same period in 2009 and proceeds from the sale of two manufacturing buildings totaling approximately $1,569,000. Investing activities for the three months ended August 31, 2009 consisted mainly of the sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $951,000 and the acquisition of the assets of Cryptek for a net cash total of approximately $2,929,000.

Cash flow used by financing activities for the three months ended August 31, 2010 totaled approximately $1,040,000, resulting mainly from the repayment of certain capital lease obligations, compared to cash flow provided by financing of approximately $3,930,000 primarily related to the net proceeds of $3,650,000 from the issuance of convertible debt in connection with the acquisition of the assets of Cryptek during the three months ended August 31, 2009.

We believe that cash flows from operations, cash and cash equivalents of approximately $5,770,000 and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements for the next twelve months.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of recent accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended May 31, 2010.

Off-Balance Sheet Arrangements

During fiscal 2010 and the three months ended August 31, 2010, the Company did not use off-balance sheet arrangements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2010.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table provides information with respect to the shares of common stock repurchased by us during the three month period ending August 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2010 – June 30, 2010	28,700	$1.28	28,700	(2)	2,862,560
July 1, 2010 – July 31, 2010	12,833	$1.16	12,833	(2)	2,849,727
August 1, 2010 – August 31, 2010	—	$—	—		2,849,727

Total	41,533	$1.24	41,533		2,849,727

(1)	In March 2010, the Board of Directors authorized a stock repurchase program under which we can repurchase up to approximately 3.3 million shares of our common stock over a one-year period.
(2)	Represents open market purchases made under the Company’s stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: October 14, 2010	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)