Form 10-Q
period 2010-11-30
API Technologies Corp.
filed 2011-01-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

8,201,003 shares of common stock with a par value of $0.001 per share at January 7, 2011.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended November 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	Nov. 30, 2010 (Unaudited)	May 31, 2010
Assets
Current
Cash and cash equivalents	$5,508,865	$4,496,025
Marketable securities, at fair value	241,793	200,474
Accounts receivable, less allowance for doubtful accounts of $91,566 and $101,911 at November 30, 2010 and May 31, 2010, respectively	12,871,720	15,115,117
Inventories, net (note 6)	21,179,316	29,761,594
Deferred income taxes	257,923	1,277,452
Prepaid expenses and other current assets	1,064,805	1,370,407
Current assets of discontinued operations (note 5)	—	44,172

	41,124,422	52,265,241
Fixed assets, net	11,308,820	11,493,384
Fixed assets held for sale (note 2)	150,000	931,075
Deferred income taxes	—	257,290
Goodwill	8,461,889	8,461,889
Intangible assets, net	2,966,831	3,160,422
Long-lived assets of discontinued operations (note 5)	—	2,041,155

	$64,011,962	$78,610,456

Liabilities and Shareholders’ Equity
Current
Bank indebtedness	$705,157	$697,654
Accounts payable and accrued expenses	11,154,530	16,215,900
Deferred revenue	587,077	7,776,622
Deferred income taxes	—	1,301,364
Sellers’ note payable (note 9)	10,000,000	10,000,000
Current portion of long-term debt (note 10)	143,857	289,638
Current liabilities of discontinued operations (note 5)	141,311	439,633

	22,731,932	36,720,811
Deferred income taxes	257,899	233,354
Long-term debt, net of current portion and discount of $2,775,918 and $3,286,872 at November 30, 2010 and May 31, 2010, respectively (note 10)	22,397,023	22,718,609

	45,386,854	59,672,774

Commitments and contingencies (note 16)
Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 8,200,936 and 8,211,319 shares issued and outstanding at November 30, 2010 and May 31, 2010, respectively)	32,803	32,845
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at November 30, 2010 and May 31, 2010, respectively)	—	—
Additional paid-in capital	42,269,069	41,544,341
Common stock subscribed but not issued	2,373,000	2,373,000
Accumulated deficit	(26,481,402)	(25,477,455)
Accumulated other comprehensive income:
Currency translation adjustment	235,704	302,874
Unrealized gain on marketable securities, net of tax	195,934	162,077

Total accumulated other comprehensive income	431,638	464,951

	18,625,108	18,937,682

	$64,011,962	$78,610,456

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	For the Six Months Ended Nov 30, 2010 (Unaudited)	For the Six Months Ended Nov 30, 2009 (Unaudited)	For the Three Months Ended Nov 30, 2010 (Unaudited)	For the Three Months Ended Nov 30, 2009 (Unaudited)
Revenue, net	$55,022,237	$20,953,890	$25,898,692	$11,885,312
Cost of revenues
Cost of revenues	40,895,215	15,955,603	19,002,238	9,076,826
Restructuring charges (note 18)	757,988	—	458,337	—

Total cost of revenues	41,653,203	15,955,603	19,460,575	9,076,826

Gross profit	13,369,034	4,998,287	6,438,117	2,808,486

Operating expenses
General and administrative	7,656,148	4,071,856	4,195,897	2,323,969
Selling expenses	2,243,923	1,665,687	1,131,305	927,850
Research and development	1,254,549	780,874	723,055	443,683
Business acquisition and related charges	—	1,141,797	—	578,025
Restructuring charges	1,641,857	—	943,203	—

	12,796,477	7,660,214	6,993,460	4,273,527

Operating income (loss)	572,557	(2,661,927)	(555,343)	(1,465,041)
Other (income) expenses, net
Interest expense, net	2,531,856	211,921	1,262,982	183,339
Other (income) expense, net	(779,873)	(1,927,204)	264	(468,488)
Gain on foreign currency transactions, net	(56,487)	(42,765)	(65,111)	(24,092)

	1,695,496	(1,758,048)	1,198,135	(309,241)

Loss from continuing operations before income taxes	(1,122,939)	(903,879)	(1,753,478)	(1,155,800)
Provision for income taxes	13,287	25,047	10,175	6,206

Loss from continuing operations	(1,136,226)	(928,926)	(1,763,653)	(1,162,006)
Income (loss) from discontinued operations, net of income taxes	132,279	(1,787,592)	2,612	(771,789)

Net loss	$(1,003,947)	$(2,716,518)	$(1,761,041)	$(1,933,795)

Loss per share from continuing operations—Basic and diluted	$(0.12)	$(0.11)	$(0.20)	$(0.14)
Income (loss) per share from discontinued operations—Basic and diluted	$0.01	$(0.21)	$(0.00)	$(0.09)

Net loss per share—Basic and diluted	$(0.11)	$(0.32)	$(0.20)	$(0.23)

Weighted average shares outstanding
Basic	8,874,263	8,563,135	8,839,982	8,563,128
Diluted	9,274,197	8,563,135	9,153,183	8,563,128

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock- number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2010	8,211,319	$32,845	$41,544,341	$2,373,000	$(25,477,455)	$464,951	$18,937,682
Stock-based compensation expense	—	—	776,570	—	—	—	776,570
Stock repurchase	(10,383)	(42)	(51,842)	—	—	—	(51,884)
Net loss for the period	—	—	—	—	(1,003,947)	—	(1,003,947)
Foreign currency translation adjustment	—	—	—	—	—	(67,170)	(67,170)
Unrealized gain on marketable securities – net of taxes	—	—	—	—	—	33,857	33,857

Total comprehensive loss							(1,037,260)

Balance at November 30, 2010	8,200,936	$32,803	$42,269,069	$2,373,000	$(26,481,402)	$431,638	$18,625,108

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Six Months Ended November 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(1,003,947)	$(2,716,518)
Less: (Income) loss from discontinued operations	(132,279)	1,787,592
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	854,519	407,693
Amortization of note discounts	510,953	—
Write down of fixed assets held for sale	451,745	—
Stock based compensation	776,570	612,609
Gain on business asset acquisition	—	(993,192)
Gain on sale of fixed assets	(761,354)	(961,412)
Deferred income taxes	10,395	250,461
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	2,262,475	(1,432,977)
Inventories	8,625,352	1,440,335
Prepaid expenses and other current assets	308,974	(10,562)
Accounts payable and accrued expenses	(5,017,836)	(276,811)
Deferred revenue	(7,189,542)	(6,119)

Net cash used by continuing activities	(303,975)	(1,898,901)
Net cash provided (used) by discontinued operations	2,189,026	(1,434,361)

Net cash provided (used) by operating activities	1,885,051	(3,333,262)
Cash flows from investing activities
Purchase of fixed assets	(1,003,330)	(121,579)
Proceeds from disposal of fixed assets	1,569,208	2,827,012
Business acquisitions net of cash acquired of $2,071,270 (note 4)	—	(2,928,730)
Discontinued operations (note 5)	—	(64,544)

Net cash provided (used) by investing activities	565,878	(287,841)
Cash flows from financing activities
Repurchase and retirement of common shares	(51,884)	(2,400)
Short-term borrowings advances (repayments), net	7,503	—
Repayment of long-term debt	(1,104,035)	(136,301)
Net proceeds—long-term debt (note 10)	—	3,650,000

Net cash (used) provided by financing activities	(1,148,416)	3,511,299
Effect of exchange rate on cash and cash equivalents	(305,266)	(293,200)

Net change in cash and cash equivalents	997,247	(403,004)
Cash and cash equivalents, beginning of period—continuing operations	4,496,025	2,423,835
Cash and cash equivalents, beginning of period—discontinued operations	15,593	6,093

Cash and cash equivalents, beginning of period	4,511,618	2,429,928
Cash and cash equivalents, end of period	$5,508,865	$2,026,924
Less: cash and cash equivalents of discontinued operations, end of period	—	37,209

Cash and cash equivalents of continuing operations, end of period	$5,508,865	$1,989,715

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

On January 9, 2011, API entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Parent”), and API Merger Sub, Inc., a New York corporation and wholly owned subsidiary of API (“Sub”), pursuant to which Sub will be merged with and into SenDEC Corp., a New York corporation (“SenDEC”)(the “Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, API will acquire all of the equity of SenDEC, which will include SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Parent.

The consummation of the Merger is subject to the closing of the merger pursuant to the Agreement and Plan of Merger (the “First Merger Agreement”) among Parent, SenDEC, and South Albany Acquisition Corp, pursuant to which Parent will acquire SenDEC (the “First Merger”), which transaction is intended to close immediately prior to the Merger. The closing of the First Merger is subject to customary conditions, including without limitation the approval by the holders of at least two-thirds of a majority of the outstanding shares of SenDEC’s common stock entitled to vote on the First Merger. The consummation of the Merger also is subject to customary closing conditions, including the absence of any law, order or injunction prohibiting the Merger. The Merger is not subject to approval of API’s stockholders.

API will succeed to the rights, and assume the obligations, of Parent under the First Merger Agreement, including without limitation, the obligation to pay up to $14 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC.

API has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

Either API or Parent may terminate the Merger Agreement if the Merger is not completed by January 21, 2011. API may terminate the Merger Agreement if the Board of Directors of API authorizes API to enter into an agreement constituting a Superior Proposal (as defined in the Merger Agreement). In connection with a termination due to a Superior Proposal, API must pay Parent a termination fee of $2.5 million.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of November 30, 2010 and the results of its operations and cash flows for the three and six month periods ended November 30, 2010. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2010 included in the Company’s Form 10-K filed with the SEC on August 10, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations. The Company also uses estimates in determining the remaining economic lives of long-lived assets. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150,000 at November 30, 2010 compared to $930,000 at May 31, 2010. The decrease is attributed to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

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

The Company has two reporting units: (i) Engineered Systems and Components and (ii) Secure Communications. The goodwill on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002 and the acquisition of the assets of the KGC Companies in 2010. All of our goodwill relates to our Engineered Systems and Components reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on May 31) or more frequently if impairment indicators arise under the applicable accounting guidance.

A two-step test is performed to assess goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value. The fair value is based on the discounted future cash flows of the subsidiary carrying the goodwill. If discounted future cash flows exceed the carrying value of the assets, goodwill is not impaired and no further testing if performed. The second step is performed if the carrying value exceeds the fair value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on May 31. The respective reporting units’ future cash flows significantly exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required.

At May 31, 2010 we had no reporting units at risk of failing step one of the impairment model based on a comparison of the fair values of the individual reporting units to their respective carrying amounts.

The Company considered and has determined that no interim impairment testing was required since impairment indicators did not exist for either of its reporting units during the six months ended November 30, 2010.

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

The Company’s valuation allowance was taken on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the prior years’ losses and the uncertainty relating to future profitability the Company has provided for 100% valuation allowance resulting in no deferred tax assets on net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions. In addition, the consummation of the Merger (see Note 20 – Subsequent Events) may limit the amounts of net operating losses which may be utilized in future periods.

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

The Company carries out a portion of transactions in foreign currencies included in the Company’s cash, marketable securities, accounts receivable, accounts payable and bank indebtedness with balances denominated in Canadian dollars or Pound Sterling as well as a mortgage loan denominated in Pound Sterling. The translation adjustments related to these accounts have been reflected as a component of comprehensive income.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 71%, 6% and 4% of the Company’s revenues for the six months ended November 30, 2010 (46%, 11% and 16% for the six months ended November 30, 2009), respectively. One of these customers, a tier one Defense subcontractor, represented approximately 35% of revenues for the six months ended November 30, 2010 and represented 9% of accounts receivable as of November 30, 2010 and 20% of our accounts receivable at May 31, 2010. A separate customer represented 15% of accounts receivable as of November 30, 2010. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from 2010 have been reclassified to conform to the November 30, 2010 financial statement presentation. The reclassifications had no effect on previously reported net loss or the balance sheet.

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

The fair value of the net assets acquired in this transaction exceeded the fair value of the purchase price. As a result, in accordance with the guidance, the Company recognized a gain on acquisition of approximately $993,000 in the consolidated statement of operations for the year ended May 31, 2010. This gain was included in other income (expense), net.

Revenues and net loss for the six months ended November 30, 2010 were approximately $8,921,000 and $(1,371,000), respectively. Revenues and net loss from the acquisition date, July 7, 2009, to November 30, 2009 were approximately $9,795,000 and $(1,153,000), respectively.

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

The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for the defense and aerospace industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $28,480,000, comprised of (i) $24,000,000, including $14,000,000 of cash paid at closing and a $10,000,000 short-term note (the “Sellers’ Note”) dated January 20, 2010 issued to the KGC Companies and (ii) 800,000 shares of API common stock (the “Shares”) payable as follows: 250,000 Shares were issued and delivered at closing, 250,000 Shares are to be issued and delivered on the first anniversary of the closing and 300,000 Shares are to be issued and delivered on the second anniversary of the closing. The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. During December 2010, there has been a $900,000 downward adjustment to the principal amount and an extension of the due date, see Note 20 Subsequent Events. The Company issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered, which have been accounted for as common stock subscribed but not issued with a value of $2,373,000. The API Pennsylvania Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued. The stock issued and to be issued was valued at $5.60 per share, the fair value of the common stock at the transaction date.

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

Revenues and net income of API Pennsylvania Subsidiaries, for the six months ended November 30, 2010, were approximately $35,329,000 and $2,660,000, respectively (2009 – nil, nil).

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958,390
Machinery and equipment	3,337,661
Furniture and fixtures	120,667
Vehicles	73,411

Total fixed assets acquired	$5,490,129

The following unaudited pro forma summary presents the combined results of operations as if the KGC Companies and Cryptek acquisitions described above had occurred at the beginning of the comparative six month period ended November 30, 2009.

	Six months ended November 30, 2009 (Pro forma)	Three months Ended November 30, 2009 (Pro forma)
Revenues	$56,754,534	$26,112,634
Net loss from continuing operations	$(600,597)	$(2,647,596)
Net loss	$(2,388,189)	$(3,419,385)
Net loss from continuing operations per share – basic and diluted	$(0.06)	$(0.28)
Net loss per share – basic and diluted	$(0.26)	$(0.37)

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

The operating results of NanoOpto are summarized as follows:

	Six months ended November 30,		Three months ended November 30,
	2010	2009	2010	2009
Revenue, net	$—	$442,308	$—	$299,697
Cost of revenues	—	101,706	—	84,496

Gross Profit	—	340,602	—	215,201
General and administrative	103,543	351,529	36,673	94,317
Research and development	31,332	1,737,017	(9,082)	881,744
Selling expenses	—	38,608	—	9,889
Provision for income taxes	—	1,040	—	1,040
Other income	(267,154)	—	(30,203)	—

Income (loss) from discontinued operations, net of tax	$132,279	$(1,787,592)	$2,612	$(771,789)

The assets and liabilities relating to NanoOpto consisted of the following:

	November 30, 2010	May 31, 2010
Cash	$—	$15,593
Prepaid expenses	—	28,579

Current assets of discontinued operations	$—	$44,172

Fixed assets, net	$—	$636,757
Intangible assets, net	—	1,404,398

Long-lived assets of discontinued operations	$—	$2,041,155

Accounts payable and accrued expenses	$141,311	$439,633

Current liabilities of discontinued operations	$141,311	$439,633

6. Inventories

Inventories consisted of the following:

	November 30, 2010	May 31, 2010
Raw materials	$9,814,882	$9,159,594
Work in progress	9,246,060	18,397,270
Finished goods	2,118,374	2,204,730

Total	$21,179,316	$29,761,594

Inventories are presented net of valuation allowances.

7. Bank Indebtedness

On December 21, 2009, the Company secured a line of credit facility, which renews annually at its Emcon Emanation Control subsidiary in Canada in the amount of approximately $980,000 ($1,000,000 CAD). Interest on the line of credit facility is charged at a margin of 1.8% over the Royal Bank Prime Rate for Canadian borrowings or Royal Bank US Prime Base Rate for USD borrowings, which were 2.25% and 3.75%, respectively at November 30, 2010. The facility is secured by the subsidiaries’ assets. As of November 30, 2010 the Company had drawn $705,157 under this facility.

The Company also has a credit facility in place for its U.K. subsidiary for approximately $390,000 (250,000 GBP), which renews in October 2011. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of November 30, 2010.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	November 30, 2010	May 31, 2010
Accounts payable and accrued expenses	$9,802,884	$13,892,876
Wage and vacation accrual	1,351,646	2,323,024

Total	$11,154,530	$16,215,900

9. Sellers’ Note Payable

The Company was obligated under the following debt instrument:

	November 30, 2010	May 31, 2010
Sellers’ Note payable, due December 31, 2010, 5% interest	$10,000,000	$10,000,000

On January 20, 2010, the API Pennsylvania Subsidiaries issued a $10,000,000 short-term note in connection with the purchase of the assets of the KGC Companies (see Note 4b). The principal amount of the Sellers’ Note is subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. During December 2010, there has been a $900,000 downward adjustment to the principal amount and an extension of the due date, see Note 20 Subsequent Events. The Sellers’ Note bears interest at an annual rate of five percent (5%) and matures on December 31, 2010. The Sellers’ Note provides for certain monthly interest payments. Accrued interest as of November 30, 2010 was $42,466 and is included in accounts payable and accrued expenses. The entire principal balance and accrued interest is due and payable at maturity. The Sellers’ Note is secured by certain assets of the KGC Companies purchased by the API Pennsylvania Subsidiaries, excluding government contracts.

10. Long-Term Debt

The Company was obligated under the following debt instruments:

	November 30, 2010	May 31, 2010
Convertible promissory notes, net of discount of $141,052 and $185,092 at November 30, 2010 and May 31, 2010, respectively, due June 23, 2012, 12% interest (a)	$3,508,948	$3,464,908
Secured promissory notes, net of discount of $2,634,866 and $3,101,780 at November 30, 2010 and May 31, 2010, respectively, due January 20, 2013, 15% interest (b)	17,365,134	16,898,220
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,634,460	1,572,227
Capital leases payable (d)	32,338	1,072,892

	$22,540,880	$23,008,247
Less: Current portion of long-term debt	(143,857)	(289,638)

Long-term portion	$22,397,023	$22,718,609

a)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000 (see Note 14). Interest on the convertible notes is payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes are secured by the personal property of the Company and its subsidiaries. The Convertible Notes are due on June 23, 2012.

The outstanding principal amount of the Convertible Notes and/or accrued and unpaid interest or any portion thereof are convertible at the holder’s option into shares of common stock of the Company, at a price per share equal to $3.00 per share. The Company used the proceeds of the Convertible Notes to purchase all of the rights, title and interest of Wachovia Bank, National Association (“Wachovia Bank”) and Wachovia Capital Finance Corporation (Canada) (collectively with Wachovia Bank, “Wachovia”) in and to certain loans and financing documents (the “Cryptek Loan”). The loans and financing documents included the loan to Cryptek by Wachovia and security agreements covering substantially all of the assets of Cryptek.

On December 21, 2009, the Note and Security Agreement between the Company and the holders of the Convertible Notes was amended (the “First Amendment”). The holders of the Convertible Notes agreed that the Company may incur senior secured debt in connection with any line of credit or other working capital facility, or in connection with any stock or asset acquisition. In consideration of the holders of the Convertible Notes entering into the First Amendment, the Company agreed to issue warrants to purchase approximately 62,500 shares of the common stock of the Company (the “December Warrants”), pro rata among the Convertible Notes holders, at an exercise price of $5.08 per share. The December Warrants expire June 23, 2012.

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

Interest expense for the period ended November 30, 2010, includes non-cash interest expense of $44,040 for the amortization of the convertible note discount using the interest method.

b)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase approximately 892,900 shares of common stock (“Warrants”) of API to various investors including certain Directors and Officers of the Company (Note 14c). Neither the KGC Companies nor their owners were issued any Notes or Warrants.

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

The warrants have an exercise price of $5.60 per share and expire in five years. The number of shares of common stock that can be purchased upon the exercise of the Warrants and the exercise price of the Warrants are subject to customary anti-dilution provisions. The Company evaluated the Warrants for purposes of classification and determined that they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. The discount resulting from the value of the warrants will be amortized over the life of the Notes using the effective interest method.

Interest expense for the period ended November 30, 2010, includes non-cash interest expense of $466,914 for the amortization of the note discount using the interest method.

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at November 30, 2010. The mortgage is secured by the subsidiaries’ land and building.

d)	On August 5, 2010, the Company purchased certain equipment that was under capital lease by paying the outstanding capital lease obligation amount of approximately $1,003,000 related to those assets.

11. Shareholders’ Equity

As discussed in Note 20 – Subsequent Events, on December 28, 2010, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, which effected a one-for-four reverse stock split of the Company’s outstanding common shares and exchangeable shares. All the references to number of shares, options and warrants presented in these financial statements have been adjusted to reflect the post split number of shares.

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies (Note 4b) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares are to be issued and delivered on the first anniversary of the closing and 300,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries may claim the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API common shares previously outstanding. As of November 30, 2010, (i) API had issued 1,728,403 shares of its common stock for API common shares or upon the exchange of previously issued exchangeable shares, (ii) API Nanotronics Sub, Inc. had issued 584,630 shares of its exchangeable shares for API common shares (excluding exchangeable shares held by the Company and its affiliates and exchangeable shares subsequently exchanged for our common stock), which exchangeable shares are the substantially equivalent to our common stock, and (iii) API’s transfer agent was awaiting stockholder elections on approximately 41,300 shares of API common stock or exchangeable shares of API Nanotronics Sub, Inc. issueable with respect to the remaining API common shares. Consequently, API has not issued, but is obligated to issue, approximately 625,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common stock (approximately 831,250 shares) over the next 12 months. As of November 30, 2010, the Company repurchased and retired 112,568 of its common stock under this program for net outlay of approximately $620,000.

The Company issued 193,333 options during the six months ended November 30, 2010. During the year ended May 31, 2010 the Company issued 688,277 options related to employment arrangements (Note 12). These option grants were valued using the Black-Scholes option-pricing model.

12. Stock-Based Compensation

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. Of the 2,125,000 shares authorized under the Equity Incentive Plan, 519,177 shares are available for issuance pursuant to options or as stock as of November 30, 2010. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2010, there was $2,305,340 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2011 to 2015. No stock options were issued to the KGC Companies or their owners in conjunction with the KGC Companies asset acquisition.

During the six months ended November 30, 2010 and 2009, $776,570 and $612,609, respectively, has been recognized as stock-based compensation expense in cost of revenues, selling expense and general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	November 30, 2010	November 30, 2009
Expected volatility	99.8%	104.3%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 – 5 years
Risk-free rate	1.43%	2.37%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2009	885,462	$5.972
Less forfeited	(94,583)	$7.088
Exercised	—	$—
Issued	688,277	$5.520

Stock Options outstanding—May 31, 2010	1,479,156	$5.708
Less forfeited	(66,666)	$6.616
Exercised	—	$—
Issued	193,333	$4.428

Stock Options outstanding—November 30, 2010	1,605,823	$5.508

Stock Options exercisable— November 30, 2010	721,281	$5.704

The weighted average grant price of stock options granted during the six months ended November 30, 2010 and November 30, 2009 was $4.44 and $5.72, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.56 – $12.00	1,593,740	$5.424	7.635	$202,273	713,755	$5.596	$—
$12.01 – $24.00	12,083	$16.140	6.245	$—	7,526	$16.140	$—

	1,605,823		7.624	$202,273	721,281		$—

The intrinsic value is calculated at the difference between the market value as of November 30, 2010 and the exercise price of the shares. The market value as of November 30, 2010 was $4.04 as reported by the OTC Bulletin Board.

13. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended November 30:

	2010	2009
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$2,892	$23,321
Cash paid for interest	$2,137,430	$139,256
(b) Non cash transactions (note 4a)
Assets acquired and liabilities assumed in business acquisitions, net	$—	$3,928,219

14. Related Party Transactions

(a)	Included in general and administrative expenses for the six months ended November 30, 2010 are consulting fees of $47,788 (2009 – $44,618) paid to an individual who is a director and officer of the Company and rent, management fees, and office administration fees of $90,576 (2009 – $93,428) paid to a corporation of which two of the directors are also directors of the Company. Pursuant to an oral agreement, the individual provides strategic planning services, including the identification and evaluation of financing options, capital structure, and potential acquisitions.

(b)	On June 23, 2009, API issued $3,650,000 of Convertible Notes to a group of investors. Three of the investors are, or are affiliates of, directors or officers of the Company. In addition, on December 20, 2009 the Company agreed to issue warrants to purchase approximately 62,500 shares of the common stock of the Company, pro rata among the convertible notes holders, at an exercise price of $5.08 per share (Note 10a).

Included in interest expenses for the six months ended November 30, 2010 are interest charges of $87,238 (2009 - $76,751) related to the Convertible Notes paid to certain directors of the Company.

(c)	On January 20, 2010, API issued $20,000,000 of Notes and Warrants to purchase approximately 892,900 shares of common stock of API to a group of investors (Note 10b). Seven of the investors are, or are affiliates of, directors or officers of the Company. Neither the KGC Companies nor their owners were issued such Notes or Warrants.

Included in interest expenses for the six months ended November 30, 2010 are interest charges of $387,308 related to the Notes paid to certain directors and officers of the Company.

15. Earnings (Loss) Per Share of Common Stock

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Six months ended November 30,		Three months ended November 30,
	2010	2009	2010	2009
Weighted average shares-basic	8,874,263	8,563,135	8,839,982	8,563,128
Effect of dilutive securities	399,934	*	313,201	*

Weighted average shares—diluted	9,274,197	8,563,135	9,153,183	8,563,128

Basic EPS and diluted EPS for the six months ended November 30, 2010 and 2009 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	All outstanding options aggregating 1,605,823 incremental shares, 955,362 warrants and 1,216,667 shares underlying the convertible promissory notes, have been excluded from the November 30, 2010 (all outstanding options aggregating 1,321,239 incremental shares from the November 30, 2009) computation of diluted EPS from continuing operations as they are anti-dilutive due to the losses generated in 2010 and 2009.

16. Commitments

(a)	The Company has an oral agreement for management services with Icarus Investment Corp. Under the terms of the agreement, the Company is provided with office space, office equipment and supplies, telecommunications, personnel and management services, which renews annually. Included in general and administrative expenses for the six months ended November 30, 2010 and November 30, 2009 are $90,576 and $93,428, respectively.

b)	From time to time the Company may be a party to lawsuits in the normal course of our business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition. Currently there are no known matters.

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

During the six months ended November 30, 2010 restructuring expenses included charges of approximately $1,959,000 related to workforce reductions and other expenses related to consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A. and from consolidating its two wholly-owned subsidiaries in Ottawa, Canada. The Company also realized impairment charges of approximately $414,000 on leasehold improvements from Ronkonkoma, and Endicott N.Y. and incurred approximately $27,000 in lease charge commitments related to its effort to consolidate its two wholly-owned subsidiaries in Ottawa, Canada into one location. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2010.

As of November 30, 2010, the following table represents the details of restructuring charges:

Workshare Reduction Cost
Balance, May 31, 2010	$524,595
Restructuring charges	1,985,826
Write-offs of leasehold improvements	414,019

Total accumulated restructuring charges at November 30, 2010	2,924,440
Cash payments	2,210,776
Non-cash charges	414,019

Balance, November 30, 2010	$299,645

The remaining balance at November 30, 2010 is included in accounts payable and accrued liabilities.

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

Six months ended November 30, 2010	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,731,010	$8,291,227	$—	$—	$55,022,237
Inter-segment sales	—	—	—	—	—

Total revenue	46,731,010	8,291,227	—	—	55,022,237

Operating income (loss) before expenses below:	4,714,376	(1,012,609)	—	—	3,701,767
Corporate head office expenses	—	—	2,274,691	—	2,274,691
Depreciation and amortization	567,989	204,766	81,764	—	854,519
Other (income) expenses	(576,203)	4,124	2,267,575	—	1,695,496
Income tax expense	13,287	—	—	—	13,287

Net income (loss) from continuing operations	4,709,303	(1,221,499)	(4,624,030)	$—	(1,136,226)
Income from discontinued operations, net of tax	132,279	—	—	—	132,279

Net income (loss)	$4,841,582	$(1,221,499)	$(4,624,030)	$—	$(1,003,947)

Segment assets—as of November 30, 2010	$53,761,438	$10,630,115	$1,199,431	$—	$65,590,984
Goodwill included in assets—as of November 30, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures, to November 30, 2010	$811,897	$119,653	$71,780	$—	$1,003,330

Six months ended November 30, 2009	Engineered Systems and Components	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$11,505,045	$9,448,845	$—	$—	$20,953,890
Inter-segment sales	—	—	—	—	—

Total revenue	11,505,045	9,448,845	—	—	20,953,890

Operating income (loss) before expenses below:	(37,208)	(654,409)	—	—	(691,617)
Corporate head office expenses	—	—	1,562,617	—	1,562,617
Depreciation and amortization	268,123	137,923	1,647	—	407,693
Other (income) expenses	(915,588)	358,275	(1,200,735)	—	(1,758,048)
Income tax expense (benefit)	23,612	1,435	—	—	25,047

Net income (loss) from continuing operations	586,645	$(1,152,042)	(363,529)	$—	(928,926)
Loss from discontinued operations, net of tax	(1,787,592)	—	—	—	(1,787,592)

Net income (loss)	$(1,200,947)	$(1,152,042)	$(363,529)	$—	$(2,716,518)

Segment assets—as of May 31, 2010	$63,641,687	$12,350,457	$2,618,312	$—	$78,610,456
Goodwill included in assets—as of May 31, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures, to November 30, 2009	$81,982	$39,597	$—	$—	$121,579

20. Subsequent Events

The Company has evaluated subsequent events through January 14, 2011, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On December 14, 2010, API and three of its subsidiaries, the API Pennsylvania Subsidiaries (API and the API Pennsylvania Subsidiaries collectively, the “Buyers”) and the KGC Companies, William Kuchera (“William”) and Ronald Kuchera (“Ronald” and with William, collectively, the “Shareholders”) entered into an Amended and Restated Promissory Note (the “Amended Note”) and an Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”). The Asset Purchase Agreement was entered into by the Buyers, the KGC Companies and the Shareholders on January 20, 2010 in connection with the purchase by the API Pennsylvania Subsidiaries of the assets of the KGC Companies.

The API Pennsylvania Subsidiaries entered into the Amended Note in favor of K Industries, which amends certain terms of the promissory note in the principal amount of $10,000,000 made by the API Pennsylvania Subsidiaries in favor of the KGC Companies dated January 20, 2010 (the “Note”). The Amended Note reduces the outstanding principal balance from $10,000,000 to $9,100,000 to account for the $900,000 Reduction (as defined below), and extends the maturity date of the Note from December 31, 2010 to March 31, 2011 (the “First Extension”) and thereafter to June 30, 2011 (the “Second Extension”). In exchange for the extension of the maturity date of the Note, the API Pennsylvania Subsidiaries have agreed to pay to K Industries for the period from January 1, 2011 through March 31, 2011, interest at the rate of eight percent (8%) per annum and from the period from April 1 through June 30, 2011 interest at the rate of ten percent (10%) per annum. The interest for the First Extension and the Second Extension must be prepaid prior to the commencement of the extension. If the Amended Note is repaid prior to the end of the applicable extension period, K Industries will repay to the API Pennsylvania Subsidiaries the amount of prepaid interest that did not accrue. The entire principal balance of the Amended Note is due at maturity.

The Amended Note remains secured by the assets of the Sellers purchased by the API Pennsylvania Subsidiaries, after-acquired government and non-government contracts and purchase orders relating to the business of the KGC Companies and the proceeds thereof as set forth in the security agreement (the “Security Agreement”) executed in connection with the Note.

The Amendment concerns audits of various government contracts that were performed by KGC Companies prior to the acquisition of the KGC Companies assets by Buyers. Some of those contracts have been audited (the “Audit”) and additional contracts are expected to be audited in the future (“Future Audits” and with the Audit, collectively the “DCAA Audits”, by the Defense Contract Audit Agency (the “DCAA”) and provides that the KGC Companies and the Shareholders agree to assume and satisfy the $900,000 for the Audit (the “$900,000 Reduction”) and for future DCAA audit liabilities (excluding attorneys fees and costs and professional fees and costs). In addition, Buyers have assigned to KGC Companies the positive net amounts that are paid, if any, to Buyers by the United States as a result of the DCAA Audits.

On December 28, 2010, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, which effected a one-for-four reverse stock split of the Company’s outstanding common shares and exchangeable shares. The reverse stock split was approved by the Company’s shareholders on October 7, 2010.

On January 9, 2011, API entered into the Merger Agreement. In the Merger, API will acquire all of the equity of SenDEC, which will include SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Parent.

The consummation of the Merger is subject to the closing of the merger pursuant to the First Merger Agreement pursuant to which Parent will acquire SenDEC, which transaction is intended to close immediately prior to the Merger. The closing of the First Merger is subject to customary conditions, including without limitation the approval by the holders of at least two-thirds of a majority of the outstanding shares of SenDEC’s common stock entitled to vote on the First Merger. The consummation of the Merger also is subject to customary closing conditions, including the absence of any law, order or injunction prohibiting the Merger. The Merger is not subject to approval of API’s stockholders.

API will succeed to the rights, and assume the obligations, of Parent under the First Merger Agreement, including without limitation, the obligation to pay up to $14 million in earn-out payments.

API has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

Either API or Parent may terminate the Merger Agreement if the Merger is not completed by January 21, 2011. API may terminate the Merger Agreement if the Board of Directors of API authorizes API to enter into an agreement constituting a Superior Proposal (as defined in the Merger Agreement). In connection with a termination due to a Superior Proposal, API must pay Parent a termination fee of $2.5 million.

The Merger Agreement requires that all current officers and directors of API resign their positions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

On January 9, 2011, API entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Parent”), and API Merger Sub, Inc., a New York corporation and wholly owned subsidiary of API (“Sub”), pursuant to which Sub will be merged with and into SenDEC Corp., a New York corporation (“SenDEC”) (the “Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, API will acquire all of the equity of SenDEC, which will include SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Parent.

The consummation of the Merger is subject to the closing of the merger pursuant to the Agreement and Plan of Merger (the “First Merger Agreement”) among Parent, SenDEC, and South Albany Acquisition Corp, pursuant to which Parent will acquire SenDEC (the “First Merger”), which transaction is intended to close immediately prior to the Merger. The closing of the First Merger is subject to customary conditions, including without limitation the approval by the holders of at least two-thirds of a majority of the outstanding shares of SenDEC’s common stock entitled to vote on the First Merger. The consummation of the Merger also is subject to customary closing conditions, including the absence of any law, order or injunction prohibiting the Merger. The Merger is not subject to approval of API’s stockholders.

API will succeed to the rights, and assume the obligations, of Parent under the First Merger Agreement, including without limitation, the obligation to pay up to $14 million in earn-out payments, potentially payable in three installments through July 13, 2013, based on achievement of certain financial milestones of SenDEC. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC.

API has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

Either API or Parent may terminate the Merger Agreement if the Merger is not completed by January 21, 2011. API may terminate the Merger Agreement if the Board of Directors of API authorizes API to enter into an agreement constituting a Superior Proposal (as defined in the Merger Agreement). In connection with a termination due to a Superior Proposal, API must pay Parent a termination fee of $2.5 million.

The information in this Quarterly Report on Form 10-Q does not give effect to the Merger.

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

The acquired product lines from the KGC Companies contributed approximately $35,329,000 to net sales for the six months ended November 30, 2010.

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel which will result in us consolidating our manufacturing operations from eight facilities into three facilities. As at November 30, 2010, we had closed and sold our Hauppauge, New York manufacturing facility and completed the consolidation of our two Canadian facilities into one manufacturing location. This process was completed in December 2010 and is expected to result in the reduction of approximately $4 million in annual costs.

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

Other Income (Expense)

Other income (expense) consists of interest income on cash and cash equivalents and marketable securities, interest expense on notes payable, operating loans and capital leases, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at November 30, 2010 was approximately $53,600,000 compared to $17,280,000 at November 30, 2009, an increase of approximately $36,320,000. API Defense and API Systems represent approximately $32,000,000 of our backlog.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated, which have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Six Months Ended November 30, 2010 and 2009

The following discussion of results of operations is a comparison of our six months ended November 30, 2010 and 2009.

Operating Revenue

	Six months ended November 30,
	2010	2009	% Change
Revenues by segments:
Engineered Systems and Components from continuing operations	$46,731,010	$11,505,045	306.2%
Secure Communications from continuing operations	8,291,227	9,448,845	(12.3)%

	$55,022,237	$20,953,890	162.6%

We recorded a 162.6% increase in revenues for the six months ended November 30, 2010 over the same period in 2009. The increase is mainly attributed to approximately $35,329,000 of revenue related to the acquisition of the assets of the KGC Companies completed on January 20, 2010. The Secure Communication results include six months results compared to less than five months for the six months ended November 30, 2009, after the July 7, 2009 acquisition of the Cryptek assets. During the six months ended November 30, 2010 there was a decrease in our Secure Communication revenues primarily as a result of delays in finalizing a service contract with a large U.S. customer.

Operating Expenses

Cost of Revenue and Gross Profit

	Six months ended November 30,
	2010	2009
Gross profit by segments:
Engineered Systems and Components from continuing operations	23.7%	29.0%
Secure Communications from continuing operations	27.7%	17.6%
Overall	24.3%	23.9%

Our combined gross margin for the six months ended November 30, 2010 increased by approximately 0.4% compared to the six months ended November 30, 2009. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the six months ended November 30, 2010 from 76.1% to 75.7% compared to the same period in 2009. The Engineered Systems and Components segment cost of sales increased 5.3% compared to the same period in 2009, mainly as a result of product mix during the six months ended November 30, 2010 compared to the same period in 2009. The Secure Communications segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits achieved through the consolidation efforts and cost cutting measures. Overall cost of revenue from continuing operations for the six months ended November 30, 2010 included approximately $758,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to $7,656,148 for the six months ended November 30, 2010 from $4,071,856 for the six months ended November 30, 2009. The increase is a result of the addition of the KGC Companies, which increased general and administrative expenses by approximately $3,533,000 for the six months ended November 30, 2010. As a percentage of sales, general and administrative expenses were 13.9% for the six months ended November 30, 2010, compared to 19.4% for the six months ended November 30, 2009.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2010	% of sales	2009	% of sales
Accounting and Administration	$2,312,807	4.2%	$1,182,003	5.6%
Professional Services	$843,887	1.6%	$489,184	2.3%

Selling Expenses

Selling expenses from continuing operations increased to $2,243,923 for the six months ended November 30, 2010 from $1,665,687 for the six months ended November 30, 2009. The increase was largely due to the inclusion of selling expenses related to the asset acquisitions of Cryptek and the KGC Companies on July 7, 2009 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 4.1% for the six months ended November 30, 2010, compared to 8.0% for the six months ended November 30, 2009.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2010	% of sales	2009	% of sales
Payroll Expense – Sales	$1,575,674	2.9%	$846,921	4.0%
Advertising	$149,405	0.3%	$122,004	0.6%

Research and Development Expenses

Research and development costs from continuing operations increased to $1,254,549 for the six months ended November 30, 2010 from $780,874 for the six months ended November 30, 2009. The increase is due primarily to additional research and development costs associated with the asset acquisitions of Cryptek and the KGC Companies.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the six months ended November 30, 2010, there were no business acquisition and related charges compared to approximately $1,142,000 for the six months ended November 30, 2009. The decrease is associated with the completion of the Cryptek acquisition in the six months ended November 30, 2009.

Operating Income (Loss)

We posted operating income from continuing operations for the six months ended November 30, 2010 of approximately $573,000 compared to a loss of approximately $2,662,000 for the six months ended November 30, 2009. The increase in operating income of approximately $3,234,000 is attributed to the acquisition of the KGC Companies on January 20, 2010 and improved overall results in our Engineered Systems and Components segment.

Other (Income) and Expense

Total other expense for the six months ended November 30, 2010 amounted to $1,695,496, compared to other income of $1,758,048 for the six months ended November 30, 2009.

The increase in other expense is largely attributable to interest expense of approximately $2,532,000, of which $511,000 was a non-cash expense related to the amortization of note discounts. The increase in net other expense was also attributable to reduced other income. The six months ended November 30, 2010 included approximately $850,000 of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y. while the six months ended November 30, 2009 included a gain of approximately $993,000 on the acquisition of the assets of Cryptek, a gain of approximately $80,000 on the sale of a parcel of land in Ronkonkoma, N.Y. and a gain of approximately $845,000 on the sale of a building the Company owned in Ottawa, Canada.

Income Taxes

Income taxes amounted to an expense of $13,287 for the six months ended November 30, 2010, compared to $25,047 for six months ended November 30, 2009. In view of the prior years’ losses and the uncertainty relating to our future profitability we have provided for 100% valuation allowance resulting in no deferred tax assets on a net basis. However, in future periods there is potential for the valuation allowance to be lowered based upon operating results.

Income (Loss) From Discontinued Operations

We generated a gain from discontinued operations of approximately $132,000 for the six months ended November 30, 2010, compared to a loss of approximately $1,787,000 in the same period of fiscal 2009. The gain is attributable to the sale of the assets of our nanotechnology operations in June 2010 compared to the on-going operations of the nanotechnology business for the six months ended November 30, 2009.

Net Loss

We recorded a net loss for the six months ended November 30, 2010 of approximately $1,004,000, compared to a net loss of approximately $2,717,000 for the six months ended November 30, 2009. The decrease in the net loss is largely due to the acquisition of the KGC Companies on January 20, 2010 and overall improved results from our Engineered Systems and Components segment.

The decrease in the net loss from overall improved results was partially offset by other expenses of approximately $1,695,000 for the six months ended November 30, 2010 compared to other income of approximately $1,758,000 for the six months ended November 30, 2009.

Results of Operations for the Three Months Ended November 30, 2010 and 2009

The following discussion of results of operations is a comparison of our three months ended November 30, 2010 and 2009.

Operating Revenue

	Three months ended November 30,
	2010	2009	% Change
Revenues by segments:
Engineered Systems and Components from continuing operations	$21,796,576	$5,875,478	271.0%
Secure Communications from continuing operations	4,102,116	6,009,834	(31.7)%

	$25,898,692	$11,885,312	117.9%

We recorded a 117.9% increase in revenues for the three months ended November 30, 2010 over the same period in 2009. The increase is mainly attributed to approximately $16,235,000 of revenue related to the acquisition of the assets of the KGC Companies completed on January 20, 2010. During the three months ended November 30, 2010 there was a decrease in our Secure Communication revenues primarily as a result of delays in finalizing a service contract with a large U.S. customer.

Operating Expenses

Cost of Revenue and Gross Profit

	Three months ended November 30,
	2010	2009
Gross profit by segments:
Engineered Systems and Components from continuing operations	24.2%	29.1%
Secure Communications from continuing operations	28.4%	18.3%
Overall	24.9%	23.6%

Our combined gross margin for the three months ended November 30, 2010 increased by approximately 1.3% compared to the three months ended November 30, 2009. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the three months ended November 30, 2010 from 76.4% to 75.1% compared to the same period in 2009. The Engineered Systems and Components segment cost of sales increased 4.9% compared to the same period in 2009, mainly as a result of product mix during the three months ended November 30, 2010 compared to the same period in 2009. The Secure Communications segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits achieved through the consolidation efforts and cost cutting measures. Overall cost of revenue from continuing operations for the three months ended November 30, 2010 include approximately $458,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to $4,195,897 for the three months ended November 30, 2010 from $2,323,969 for the three months ended November 30, 2009. The increase is a result of the addition of the KGC Companies, which increased general and administrative expenses by approximately $1,833,000 for the three months ended November 30, 2010. As a percentage of sales, general and administrative expenses were 16.2% for the three months ended November 30, 2010, compared to 19.6% for the three months ended November 30, 2009.

The major components of general and administrative expenses are as follows:

	Three months ended November 30,
	2010	% of sales	2009	% of sales
Accounting and Administration	$1,160,244	4.5%	$687,126	5.8%
Professional Services	$276,526	1.1%	$180,561	1.5%

Selling Expenses

Selling expenses from continuing operations increased to $1,131,305 for the three months ended November 30, 2010 from $927,850 for the three months ended November 30, 2009. The increase was largely due to the inclusion of selling expenses related to the asset acquisition of the KGC Companies on January 20, 2010. As a percentage of sales, selling expenses were 4.4% for the three months ended November 30, 2010, compared to 7.8% for the three months ended November 30, 2009.

The major component of selling expenses is as follows:

	Three months ended November 30,
	2010	% of sales	2009	% of sales
Payroll Expense – Sales	$754,003	2.9%	$522,431	4.4%

Research and Development Expenses

Research and development costs from continuing operations increased to $723,055 for the three months ended November 30, 2010 from $443,683 for the three months ended November 30, 2009. The increase is due primarily to additional research and development costs associated with the asset acquisition of the KGC Companies.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants related to business combinations. For the three months ended November 30, 2010, there were no business acquisition and related charges compared to approximately $578,000 for the three months ended November 30, 2009. The decrease is associated with the costs related to the Cryptek acquisition in the three months ended November 30, 2009.

Operating Income (Loss)

We recorded an operating loss from continuing operations for the three months ended November 30, 2010 of approximately $555,000 compared to a loss of approximately $1,465,000 for the three months ended November 30, 2009. The decrease in operating loss of approximately $910,000 is attributed to the acquisition of the KGC Companies on January 20, 2010 and improved overall results in our Engineered Systems and Components segment.

Other (Income) and Expense

Total other expense for the three months ended November 30, 2010 amounted to $1,198,135 compared to other income of $309,241 for the three months ended November 30, 2009.

The increase in other expense is largely attributable to an increase in interest expense of approximately $1,080,000 for the three months ended November 30, 2010, of which $260,000 was a non-cash expense related to the amortization of note discounts. The increase in net other expense was also attributable to reduced other income. The three months ended November 30, 2009 included a gain of approximately $845,000 on the sale of a building the Company owned in Ottawa, Canada, partially offset by an adjustment, which lowered the gain on the acquisition of Cryptek.

Income Taxes

Income taxes amounted to an expense of $10,175 for the three months ended November 30, 2010, compared to $6,206 for three months ended November 30, 2009. In view of the prior years’ losses and the uncertainty relating to our future profitability we have provided for 100% valuation allowance resulting in no deferred tax assets on a net basis. However in future periods there is potential for the valuation allowance to be lowered based upon operating results.

Income (Loss) From Discontinued Operations

We generated a gain from discontinued operations of approximately $3,000 for the three months ended November 30, 2010, compared to a loss of approximately $772,000 in the same period of fiscal 2009. The minor gain is attributable to the sale of the assets of our nanotechnology operations in June 2010 compared to the on-going operations of the nanotechnology business for the three months ended November 30, 2009.

Net Loss

We recorded a net loss for the three months ended November 30, 2010 of approximately $1,761,000, compared to a net loss of approximately $1,934,000 for the three months ended November 30, 2009. The decrease in the net loss is largely due to the acquisition of the KGC Companies on January 20, 2010 and overall improved results from our Engineered Systems and Components segment.

The decrease in the net loss from overall improved results was offset by other expenses of approximately $1,198,000 for the three months ended November 30, 2010 compared to other income of approximately $309,000 for the three months ended November 30, 2009.

Liquidity and Capital Resources

The Six Months Ended November 30, 2010 compared to the Year Ended May 31, 2010

At November 30, 2010, we held cash of $5,508,865 compared to $4,496,025 at May 31, 2010.

Cash used by continuing operating activities of approximately $304,000 for the six months ended November 30, 2010, was lower than cash used by continuing operations of approximately $1,899,000 for the six months ended November 30, 2009. During the six months ended November 30, 2010 compared to the same period in 2009, the reduction in cash used by continuing operating activities resulted primarily from a decrease in the net loss due to the impact of consolidation initiatives, partially offset by an increase in cash used in changes in operating assets and liabilities.

Cash flows from continuing operations for the six months ended November, 2010 were impacted by restructuring charges of approximately $2,398,000 (six months ended November, 2009 – acquisition related charges of approximately $1,141,000), while cash flows from continuing operations were approximately $2,701,000 in fiscal 2009.

Investing activities for the six months ended November 30, 2010 consisted of the acquisition of capital assets of approximately $1,003,000 compared to approximately $122,000 for the same period in 2009 and proceeds from the sale of two manufacturing buildings totaling approximately $1,569,000. Investing activities for the six months ended November 30, 2009 consisted mainly of the sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $951,000, the sale of a building the Company owned in Ottawa, Canada for proceeds of approximately $1,871,000, and the acquisition of the assets of Cryptek for a net cash total of approximately $2,929,000.

Cash flow used by financing activities for the six months ended November 30, 2010 totaled approximately $1,148,000, resulting mainly from the repayment of certain capital lease obligations, compared to cash flow provided by financing of approximately $3,511,000 primarily related to the net proceeds of $3,650,000 from the issuance of convertible debt in connection with the acquisition of the assets of Cryptek during the six months ended November 30, 2009.

We believe that i) cash and cash equivalents of $5,509,000, ii) funds available under our credit facilities as described in Note 7 of our financial statements included in this Form 10-Q, iii) cash flows from potential financing transactions, including cash to be received in connection with the Merger and iv) cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months. These cash flow requirements over the next twelve months include the $9.1 million short-term promissory note to the sellers of the KGC Companies. In the event that the Merger does not occur, we intend to either raise additional capital to pay off the note or refinance the note with a commercial bank through an operating line and term note.

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

Off-Balance Sheet Arrangements

During fiscal 2010 and the six months ended November 30, 2010, the Company did not use off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, and below in Part II, Item 1A of this Report, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2010.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

ITEM 1A.	RISK FACTORS

Since the date of the filing of our Annual Report on Form 10-K for the year ended May 31, 2010, there have been no material changes to the risk factors described in Item 1A - “Risk Factors” of the Annual Report on Form 10-K for the year ended May 31, 2010, except we have added the following risk factors to address the Merger.

Risks Relating to the Pending Merger

Uncertainty about the Merger and diversions of management could harm us, whether or not the Merger is completed.

In response to the announcement of the Merger, existing or prospective customers of ours may delay or defer decisions concerning us or they may seek to change their existing business relationships with us. In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the Merger is not completed as anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.

Failure to complete the Merger could adversely affect the price of our shares and our future business and financial results.

Completion of the Merger is subject to, among other things, the approval of the shareholders of SenDEC. There is no assurance that such approval will be received or that the other conditions necessary for completion of the Merger will be satisfied. In addition, the current market price of our common shares may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common shares.

We have incurred and will continue to incur significant costs in connection with the Merger, whether or not we complete it.

We have incurred and expect to continue to incur significant costs related to the Merger. These expenses include financial advisory, legal and accounting fees and expenses, employee expenses, and other related charges. If we fail to complete the Merger, we will remain liable for these transaction costs. We may also incur additional unanticipated expenses in connection with the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(b) On November 17, 2010, the Company’s Board of Directors adopted a Stockholder Communication Policy to govern the process of stockholder recommendations for candidates for the Board of Directors. To be timely, a stockholder recommendation must be delivered to, or mailed and received by the Company’s Secretary, not less than 90 days prior to the first anniversary date of the previous year’s annual stockholder meeting, subject to certain exceptions. If no annual meeting of stockholders was held in the previous year or if the date the annual meeting is advanced by more than 30 days prior to, or delayed by more than 60 days after, such anniversary date, notice by the stockholder to be timely must be so delivered, or mailed and received, not later than the close of business on the 10th day following the day on which the date of such meeting has been first publicly disclosed.

At the time the stockholder submits the recommendation for a director candidate, the stockholder must provide the following:

•	Certification from the candidate that he or she meets the requirements to be (a) independent under the NASDAQ standards, and (b) an independent director under the Exchange Act.

•	Consent of the candidate to serve on the Board, if nominated and elected.

•	Agreement of the candidate to complete, upon request, questionnaire(s) customary for directors of the Company.

•	All information relating to such candidate that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to the Exchange Act.

•

As to the stockholder giving notice, (i) the name and address, as they appear on the Company’s stock ledger, of such stockholder, (ii) the class and number of shares of the Company which are beneficially owned by such stockholder, and (iii) if the stockholder intends, directly or indirectly, to solicit proxies in support of such stockholder’s nominee for election or reelection as a director, the stockholder’s notice shall set forth, as to the stockholder and any other participants in the solicitation of proxies, all information relating thereto that is required pursuant to Regulation 14A under the Exchange Act.

A stockholder must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Stockholders Communication Policy, and with all other SEC laws, rules, and regulations.

No person nominated by a stockholder will be eligible to serve as a director of the Company unless nominated in accordance with the Stockholder Communication’s Policy. The Board of Directors determines whether to interview any candidate recommended by a stockholder.

ITEM 6.	EXHIBITS

10.1	Proxy Agreement with Respect to Capital Stock of API Defense USA, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K/A Amendment No. 1 filed with the SEC on October 12, 2010)

10.2	Amended and Restated Executive Employment Agreement by and between Stephen Pudles and API Defense USA, Inc. (Incorporated by reference from Exhibit 10.8 of the Company’s Post-Effective Amendment No. 5 on Form S-1 to Form S-1 Registration Statement filed with the SEC on September 29, 2010)

10.3	First Amendment to Consulting Agreement dated December 16, 2010, effective September 4, 2010 (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 16, 2010)

10.4	Summary term sheet of arrangement governing Jason DeZwirek’s consulting services (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: January 14, 2011	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer)