Form 10-Q
period 2011-02-28
API Technologies Corp.
filed 2011-04-14
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-29429

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4705 S. Apopka Vineland Rd. Suite 210 Orlando, FL 32819

(Address of Principal Executive Offices)

(407) 909-8015

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

49,057,590 shares of common stock with a par value of $0.001 per share at April 5, 2011.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 28, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	Feb. 28, 2011 (Unaudited)	May 31, 2010
Assets
Current
Cash and cash equivalents	$13,175,850	$4,496,025
Marketable securities, at fair value	288,786	200,474
Accounts receivable, less allowance for doubtful accounts of $263,013 and $101,911 at February 28, 2011 and May 31, 2010, respectively	21,134,879	14,215,117
Inventories, net (note 6)	35,950,458	29,761,594
Deferred income taxes	86,472	1,277,452
Prepaid expenses and other current assets	1,561,977	1,370,407
Current assets of discontinued operations (note 5)	—	44,172

	72,198,422	51,365,241
Fixed assets, net	16,726,930	11,493,384
Fixed assets held for sale (note 2)	150,000	931,075
Deferred income taxes	—	257,290
Goodwill	87,049,524	8,461,889
Intangible assets, net	8,602,542	3,160,422
Long-lived assets of discontinued operations (note 5)	—	2,041,155

	$184,727,418	$77,710,456

Liabilities and Shareholders’ Equity
Current
Bank indebtedness (note 8)	$682,128	$697,654
Accounts payable and accrued expenses	19,711,939	16,215,900
Deferred revenue	1,155,501	7,776,622
Deferred income taxes	—	1,301,364
Sellers’ note payable (note 10)	9,100,000	9,100,000
Current portion of long-term debt (note 11)	179,064	289,638
Current liabilities of discontinued operations (note 5)	141,311	439,633

	30,969,943	35,820,811
Deferred income taxes	343,756	233,354
Long-term debt, net of current portion and discount (note 11)	1,540,390	22,718,609

	32,854,089	58,772,774

Commitments and contingencies (note 16)
Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 31,392,442 and 8,211,319 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively)	56,025	32,845
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 28, 2011 and May 31, 2010, respectively)	—	—
Additional paid-in capital	185,960,778	41,544,341
Common stock subscribed but not issued	2,373,000	2,373,000
Accumulated deficit	(37,028,742)	(25,477,455)
Accumulated other comprehensive income:
Currency translation adjustment	277,828	302,874
Unrealized gain on marketable securities, net of tax	234,440	162,077

Total accumulated other comprehensive income	512,268	464,951

	151,873,329	18,937,682

	$184,727,418	$77,710,456

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	For the Nine Months Ended Feb. 28, 2011 (Unaudited)	For the Nine Months Ended Feb. 28, 2010 (Unaudited)	For the Three Months Ended Feb. 28, 2011 (Unaudited)	For the Three Months Ended Feb. 28, 2010 (Unaudited)
Revenue, net	$79,575,871	$38,429,566	$24,553,634	$17,475,676
Cost of revenues
Cost of revenues	60,716,243	28,906,231	19,821,028	12,950,628
Restructuring charges (note 18)	850,664	73,622	92,676	73,622

Total cost of revenues	61,566,907	28,979,853	19,913,704	13,024,250

Gross profit	18,008,963	9,449,713	4,639,929	4,451,426

Operating expenses
General and administrative	10,881,021	7,344,258	3,224,873	3,272,402
Selling expenses	4,085,616	2,512,847	1,841,693	847,160
Research and development	1,735,639	1,791,896	481,090	1,011,022
Business acquisition and related charges	6,079,382	2,023,314	6,079,382	881,517
Restructuring charges	1,903,651	510,018	261,794	510,018

	24,685,309	14,182,333	11,888,832	6,522,119

Operating loss	(6,676,345)	(4,732,620)	(7,248,902)	(2,070,693)
Other (income) expenses, net
Interest expense, net	3,175,480	797,095	643,624	585,174
Amortization of note discounts due to debt extinguishment	2,775,918	—	2,775,918	—
Other income, net	(975,528)	(1,971,501)	(139,168)	(1,532)

	4,975,870	(1,174,406)	3,280,374	583,642

Loss from continuing operations before income taxes	(11,652,215)	(3,558,214)	(10,529,296)	(2,654,335)
Provision for income taxes	13,387	37,234	100	12,187

Loss from continuing operations	(11,665,602)	(3,595,448)	(10,529,376)	(2,666,522)
Income (loss) from discontinued operations, net of income taxes	114,315	(5,755,193)	(17,964)	(3,967,601)

Net loss	$(11,551,287)	$(9,350,641)	$(10,547,340)	$(6,634,123)

Loss per share from continuing operations—Basic and diluted	$(0.97)	$(0.42)	$(0.57)	$(0.31)
Income (loss) per share from discontinued operations—Basic and diluted	$0.01	$(0.67)	$0.00	$(0.45)

Net loss per share—Basic and diluted	$(0.96)	$(1.09)	$(0.57)	$(0.76)

Weighted average shares outstanding
Basic	12,041,233	8,621,017	18,480,738	8,738,711
Diluted	12,041,233	8,621,017	18,480,738	8,738,711

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock- number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at May 31, 2010	8,211,319	$32,845	$41,544,341	$2,373,000	$(25,477,455)	$464,951	$18,937,682
Stock-based compensation expense	—	—	2,084,319	—	—	—	2,084,319
Stock issued to Parent as part of Merger (Note 1)	22,000,000	22,000	133,078,000	—	—	—	133,100,000
Fair value of options and earn-out payments from Merger	—	—	5,753,498	—	—	—	5,753,498
Stock issued from conversion of Convertible debt	1,216,667	1,216	3,648,783	—	—	—	3,650,000
Stock repurchases	(35,544)	(36)	(148,163)	—	—	—	(148,199)
Net loss for the period	—	—	—	—	(11,551,287)	—	(11,551,287)
Foreign currency translation adjustment	—	—	—	—	—	(25,046)	(25,046)
Unrealized gain on marketable securities – net of taxes	—	—	—	—	—	72,363	72,363

Total comprehensive loss							(11,503,970)

Balance at February 28, 2011	31,392,442	$56,025	$185,960,778	$2,373,000	$(37,028,742)	$512,268	$151,873,329

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Nine Months Ended February 28,
	2011	2010
Cash flows from operating activities
Net loss	$(11,551,287)	$(9,350,641)
Less: (Income) loss from discontinued operations	(114,315)	5,755,193
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,577,325	693,517
Amortization of note discounts	510,953	98,157
Amortization of note discounts due to debt extinguishment	2,775,918	—
Write down of fixed assets held for sale	449,541	324,410
Stock based compensation	2,084,319	1,040,174
Gain on business asset acquisition	—	(993,192)
Gain on sale of fixed assets	(916,454)	(961,412)
Deferred income taxes	(13,387)	(714)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	954,062	(2,343,301)
Inventories	11,008,338	1,475,092
Prepaid expenses and other current assets	(25,866)	423,274
Accounts payable and accrued expenses	(3,898,551)	2,320,173
Deferred revenue	(7,790,388)	101,325

Net cash used by continuing activities	(4,949,791)	(1,417,945)
Net cash provided (used) by discontinued operations	129,908	(2,679,441)

Net cash used by operating activities	(4,819,883)	(4,097,386)
Cash flows from investing activities
Purchase of fixed assets	(1,332,862)	(545,868)
Proceeds from disposal of fixed assets	1,724,308	2,827,012
Business acquisitions net of cash acquired of $32,353,419, and $2,071,270 (note 4)	32,353,419	(16,935,413)
Discontinued operations (note 5)	2,041,155	(43,433)

Net cash provided (used) by investing activities	34,786,020	(14,697,702)
Cash flows from financing activities
Repurchase and retirement of common shares	(148,199)	(2,400)
Short-term borrowings advances (repayments), net	(71,610)	—
Repayment of long-term debt (note 11)	(21,145,161)	(231,003)
Net proceeds—long-term debt (note 11)	—	23,650,000

Net cash provided (used) by financing activities	(21,364,970)	23,416,597
Effect of exchange rate on cash and cash equivalents	63,065	(22,972)

Net change in cash and cash equivalents	8,664,232	4,598,537
Cash and cash equivalents, beginning of period—continuing operations	4,496,025	2,423,835
Cash and cash equivalents, beginning of period—discontinued operations	15,593	6,093

Cash and cash equivalents, beginning of period	4,511,618	2,429,928
Cash and cash equivalents, end of period	$13,175,850	$7,028,465
Less: cash and cash equivalents of discontinued operations, end of period	—	58,803

Cash and cash equivalents of continuing operations, end of period	$13,175,850	$6,969,662

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

On January 9, 2011, API entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Vintage”), and API Merger Sub, Inc., a New York corporation (“Sub”), pursuant to which the Company acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage (see Note 4a).

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including without limitation, the obligation to pay former SenDEC shareholders up to $14 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC on or before July 31, 2011 an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger (the “Special Payment”). In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC.

On January 20, 2010, API and three newly formed subsidiaries, API Systems, Inc. (“API Systems”), API Defense, Inc. (“API Defense”) and API Defense USA, Inc. (“API Defense USA” and collectively with API Systems and API Defense, the “API Pennsylvania Subsidiaries”) entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“K Industries” and collectively with KDS and KII, the “KGC Companies”) dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies (see Note 4b). The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for various world governments, as well as military, defense, aerospace and homeland security prime contractors.

API, through the July 7, 2009 acquisition of the assets of Cryptek Technologies Inc. (see Note 4c), expanded its manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. API continues to position itself as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors.

On December 28, 2010, API effected a 1-for-4 reverse stock split of its common stock. Each stockholder of record at the close of business on December 28, 2010 received one share for every four outstanding shares held on that date. All the references to number of shares, options and warrants presented in these consolidated financial statements have been adjusted to reflect the post split number of shares.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2011 and the results of its operations and cash flows for the three and nine month periods ended February 28, 2011. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2010 included in the Company’s Form 10-K filed with the SEC on August 10, 2010.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis
Buildings and leasehold improvements	5-40 years
Computer equipment	3 years
Furniture and fixtures	5 years
Machinery and equipment	5-10 years
Vehicles	3 years

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150,000 at February 28, 2011 compared to $930,000 at May 31, 2010. The decrease is attributed to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation (“NanoOpto”) have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2011 and 2010 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The Company has two reporting units: (i) Systems and Subsystems and (ii) Secure Communications. The goodwill on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002, the acquisition of the assets of the KGC Companies in 2010 and the acquisition of SenDEC in 2011. All of our goodwill relates to our Systems and Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on May 31) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

The Company considered and has determined that no interim impairment testing was required since impairment indicators did not exist for either of its reporting units during the nine months ended February 28, 2011.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years
Computer software	3-5 years
Customer related intangibles	4-15 years
Marketing related intangibles	3 years

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

The Company’s valuation allowance was taken on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the prior years’ losses and the uncertainty relating to future profitability the Company has provided for 100% valuation allowance resulting in no deferred tax assets on a net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions. In addition, the Merger may limit the amounts of net operating losses which may be utilized in future periods.

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

Research and Development

Research and development costs are expensed when incurred.

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

Financial Instruments

The fair values of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. Marketable securities are included at fair value based on quoted market prices in active markets. The recorded value of long-term debt approximates the fair value of the debt as the terms and rates approximate market rates.

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

Long-term Debt Discount

In accordance with accounting standards the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants was being amortized over the term of the underlying debt using the effective interest method. During the quarter ended February 28, 2011, following the repayment of the secured promissory notes and the conversion of the convertible promissory notes, the remaining discount attributed to the value of the warrants was recorded in Other income, net.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) and Canadian Deposit Insurance Corporation (CDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 71%, 5% and 5% of the Company’s revenues for the nine months ended February 28, 2011 (49%, 9% and 11% for the nine months ended February 28, 2010), respectively. One of these customers, a tier one Defense subcontractor, represented approximately 27% of revenues for the nine months ended February 28, 2011 (12% of revenues for the nine months ended February 28, 2010). The same customer represented 5% and 20% of our accounts receivable at February 28, 2011 and May 31, 2010, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from 2010 have been reclassified to conform to the February 28, 2011 financial statement presentation. The reclassifications related to a change in the Sellers’ Note (see note 10) and the loss per share amounts due to the one-for-four reverse stock split of the Company’s outstanding common shares and exchangeable shares (see note 12).

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

4. ACQUISITIONS

a) SenDEC Corp.

On January 9, 2011, API entered into the Merger Agreement with Vintage and Sub, pursuant to which the Company acquired SenDEC. SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage.

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Merger Agreement, entered into the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the Earn-Out Payment and the Special Payment. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges, professional fees and accelerated stock option expense in connection with the acquisition of approximately $6,039,000. The expenses have been accounted for as operating expenses. The results of operations of SenDEC have been included in the Company’s results of operations beginning on January 21, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash	$32,353,419
Accounts receivable and other current assets	8,167,980
Inventory	16,941,910
Fixed assets	5,602,054
Customer related intangibles	3,738,000
Marketing related intangibles	2,138,000
Goodwill	78,587,635
Assumed current liabilities	(7,927,185)
Assumed deferred revenue	(758,317)

Fair value of net assets acquired	$138,843,496

The fair value of shares issued to Vintage, options issued to SenDEC management and the earn-out payments exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer and marketing related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over an estimated life of 4 years.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income from the acquisition date, January 21, 2011, to February 28, 2011 were approximately $8,600,000 and $612,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$515,549
Computer equipment	210,482
Furniture and fixtures	105,637
Machinery and equipment	4,770,386

Total fixed assets acquired	$5,602,054

b) KGC Companies

On January 20, 2010, API and three newly formed subsidiaries, the API Pennsylvania Subsidiaries, entered into an asset purchase agreement with the KGC Companies dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies.

The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for the defense and aerospace industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27,580,000, comprised of (i) $24,000,000, including $14,000,000 of cash paid at closing and a $10,000,000 short-term note (the “Sellers’ Note”) dated January 20, 2010 issued to the KGC Companies and (ii) 800,000 shares of API common stock (the “Shares”) payable as follows: 250,000 Shares were issued and delivered at closing, 250,000 Shares were to be issued and delivered on the first anniversary of the closing and 300,000 Shares are to be issued and delivered on the second anniversary of the closing. Of the 550,000 shares remaining to be delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The escrowed shares have been accounted for as common stock subscribed but not issued with a value of $2,373,000. During December 2010, there was a $900,000 downward adjustment to the principal amount and an extension of the due date, see Note 10 Sellers’ Note Payable. The stock issued and to be issued was valued at $5.60 per share, the fair value of the common stock at the transaction date.

The Company accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,216,000. The expenses have been accounted for as operating expenses. The results of operations of the API Pennsylvania Subsidiaries have been included in the Company’s results of operations beginning on January 20, 2010.

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

Accounts receivable and prepaids	$7,654,386
Inventory	20,271,816
Fixed assets	5,490,129
Technology and Customer related intangibles	2,585,000
Goodwill	7,330,983
Assumed current liabilities	(3,006,135)
Assumed deferred revenue	(11,628,411)
Assumed capital leases payable	(1,117,768)

Fair value of net assets acquired	$27,580,000

The fair value of the KGC Companies exceeded the underlying fair value of all other assets acquired, thereby giving rise to the goodwill. Technology and customer related intangibles are amortized on a straight line basis over 15 years.

Revenues and net income of API Pennsylvania Subsidiaries, for the nine months ended February 28, 2011, were approximately $44,652,000 and $2,613,000, respectively (period from January 20, 2010 acquisition to February 28, 2010 – $7,203,000 and $1,357,000, respectively).

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958,390
Machinery and equipment	3,337,661
Furniture and fixtures	120,667
Vehicles	73,411

Total fixed assets acquired	$5,490,129

c) Cryptek Technologies Inc.

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

The Cryptek acquisition was completed with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009. (Note 11a)

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $790,000. The expenses have been accounted for as operating expenses. The results of operations of API Cryptek have been included in the Company’s results of operations beginning on July 7, 2009.

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

The fair value of the net assets acquired in this transaction exceeded the fair value of the purchase price. As a result, the Company recognized a gain on acquisition of approximately $993,000 in the consolidated statement of operations for the year ended May 31, 2010. This gain was included in other income (expense), net.

Revenues and net loss for the nine months ended February 28, 2011 were approximately $12,673,000 and $(2,074,000), respectively. Revenues and net loss from the acquisition date, July 7, 2009, to February 28, 2010 were approximately $14,846,000 and $(2,946,000), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$2,820,576
Machinery and equipment	530,747
Furniture and fixtures	36,857
Vehicles	46,656

Total fixed assets acquired	$3,434,836

The following unaudited pro forma summary presents the combined results of operations as if the SenDEC, KGC Companies and Cryptek acquisitions described above had occurred at the beginning of the three and nine month periods ended February 28, 2011 and February 28, 2010.

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Revenues	$147,033,709	$131,382,440	$31,836,616	$47,094,593
Net loss from continuing operations	$(8,445,616)	$(749,319)	$(10,378,952)	$(1,220,565)
Net loss	$(8,331,300)	$(6,504,512)	$(10,396,915)	$(5,188,165)
Net loss from continuing operations per share – basic and diluted	$(0.26)	$(0.02)	$(0.32)	$(0.04)
Net loss per share – basic and diluted	$(0.26)	$(0.20)	$(0.32)	$(0.16)

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was included in the Systems and Subsystems segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300,000.

The operating results of NanoOpto are summarized as follows:

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Revenue, net	$—	$482,899	$—	$40,591
Cost of revenues	—	113,669	—	11,964

Gross Profit	—	369,230	—	28,627
General and administrative	103,543	534,226	—	171,390
Research and development	31,332	2,772,200	—	1,035,183
Selling expenses	—	53,342	—	14,734
Provision for income taxes	—	1,560	—	520
Other income (loss)	(249,190)	(19,250)	17,964	(8,035)
Write-down of long-lived assets	—	2,782,345	—	2,782,345

Income (loss) from discontinued operations, net of tax	$114,315	$(5,755,193)	$(17,964)	$(3,967,600)

The assets and liabilities relating to NanoOpto consisted of the following:

	February 28, 2011	May 31, 2010
Cash	$—	$15,593
Prepaid expenses	—	28,579

Current assets of discontinued operations	$—	$44,172

Fixed assets, net	$—	$636,757
Intangible assets, net	—	1,404,398

Long-lived assets of discontinued operations	$—	$2,041,155

Accounts payable and accrued expenses	$141,311	$439,633

Current liabilities of discontinued operations	$141,311	$439,633

6. INVENTORIES

Inventories consisted of the following:

	February 28, 2011	May 31, 2010
Raw materials	$18,402,100	$9,159,594
Work in progress	14,652,284	18,397,270
Finished goods	2,986,074	2,204,730

Total	$35,950,458	$29,761,594

Inventories are presented net of valuation allowances.

7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill were as follows:

Balance, May 31, 2010	$8,461,889
Goodwill from SenDEC business acquisition (note 4a)	78,587,635

Balance, February 28, 2011	$87,049,524

Changes in the carrying amount of Intangible assets were as follows:

Balance, May 31, 2010	$3,160,422
Intangible assets from SenDEC business acquisition (note 4a)	5,876,000
Less: Amortization	(433,880)

Balance, February 28, 2011	$8,602,542

8. BANK INDEBTEDNESS

On December 21, 2009, the Company secured a line of credit facility, which renews annually, at its Emcon Emanation Control subsidiary in Canada in the amount of approximately $1,024,000 ($1,000,000 CAD). Interest on the line of credit facility is charged at a margin of 1.8% over the Royal Bank Prime Rate for Canadian borrowings or Royal Bank US Prime Base Rate for USD borrowings, which were 3.00% and 3.75%, respectively at February 28, 2011. The facility is secured by the subsidiaries’ assets. As of February 28, 2011 the Company had drawn $682,128 under this facility.

The Company also has a credit facility in place for its U.K. subsidiary for approximately $404,000 (250,000 GBP), which renews in October 2011. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of February 28, 2011.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	February 28, 2011	May 31, 2010
Accounts payable and accrued expenses	$17,431,501	$13,892,876
Wage and vacation accrual	2,280,438	2,323,024

Total	$19,711,939	$16,215,900

10. SELLERS’ NOTE PAYABLE

The Company was obligated under the following debt instrument:

	February 28, 2011	May 31, 2010
Sellers’ Note payable, due February 20, 2011, 10% interest	$9,100,000	$9,100,000

On January 20, 2010, the API Pennsylvania Subsidiaries issued the Sellers’ Note in connection with the purchase of the assets of the KGC Companies (see Note 4b).

On December 14, 2010, API and the API Pennsylvania Subsidiaries (API and the API Pennsylvania Subsidiaries collectively, the “Buyers”) and the KGC Companies, William Kuchera (“William”) and Ronald Kuchera (“Ronald” and with William, collectively, the “Shareholders”) entered into an Amended and Restated Promissory Note (the “Amended Note”) in favor of K Industries, which amends certain terms of the Sellers’ Note. The Amended Note reduces the outstanding principal balance from $10,000,000 to $9,100,000 to account for the results of post acquisition audits of various government contracts that were performed by KGC Companies prior to the acquisition. The Amended Note also extends the maturity date of the Sellers’ Note from December 31, 2010 to March 31, 2011 (the “First Extension”) and thereafter to June 30, 2011 (the “Second Extension”). As consideration for the extension of the maturity date of the Sellers’ Note, the API Pennsylvania Subsidiaries have agreed to pay to K Industries for the period from January 1, 2011 through March 31, 2011, interest at the rate of eight percent (8%) per annum and from the period from April 1 through June 30, 2011 interest at the rate of ten percent (10%) per annum. The API Pennsylvania Subsidiaries prepaid interest for the First Extension and must prepay the interest for the Second Extension prior to the commencement of the respective extension period. If the Amended Note is repaid prior to the end of the applicable extension period, K Industries will repay to the API Pennsylvania Subsidiaries the amount of prepaid interest that did not accrue. The entire principal balance of the Amended Note is due at maturity.

The Amended Note remains secured by the assets of the Sellers purchased by the API Pennsylvania Subsidiaries, after-acquired government and non-government contracts and purchase orders relating to the business of the KGC Companies and the proceeds thereof as set forth in the security agreement executed in connection with the Sellers’ Note.

The Amended Note provides for a maturity date, among other events, 30 days after a change in control of API. Following the acquisition of SenDEC Corporation by API on January 21, 2011, which constituted a change in control of API under the Amended Note, the Amended Note became due on February 20, 2011. Under the Purchase Agreement, API is obligated to issue an additional 550,000 shares of the Company to the Sellers as part of the purchase price and as a result of the change of control, these shares became immediately issuable on January 21, 2011. In addition, the Company and the API Subsidiaries have made indemnification claims against the Sellers under the Purchase Agreement. The Purchase Agreement gives the Company and the API Pennsylvania Subsidiaries the right to offset the value of shares due to Sellers by the amount of our indemnification claims. The API Pennsylvania Subsidiaries have notified the Sellers that they will repay the outstanding principal of the Amended Note and deliver any shares issuable to them once the indemnification claims have been settled. The API Pennsylvania Subsidiaries continue to negotiate with the Sellers to resolve the outstanding issues. The API Pennsylvania Subsidiaries have sufficient funds to repay the Amended Note. Nonpayment of the Amended Note and non-delivery of the shares are due solely to the indemnification claims.

Accrued interest as of February 28, 2011 was $nil and $126,027 as of May 31, 2010 and was included in accounts payable and accrued expenses.

11. LONG-TERM DEBT

The Company was obligated under the following debt instruments:

	February 28, 2011	May 31, 2010
Convertible promissory notes, net of discount of $0 and $185,092 at February 28, 2011 and May 31, 2010, respectively, due June 23, 2012, 12% interest (a)	$—	$3,464,908
Secured promissory notes, net of discount of $0 and $3,101,780 at February 28, 2011 and May 31, 2010, respectively, due January 20, 2013, 15% interest (b)	—	16,898,220
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,662,966	1,572,227
Capital leases payable (d)	56,487	1,072,892

	$1,719,453	$23,008,247
Less: Current portion of long-term debt	(179,064)	(289,638)

Long-term portion	$1,540,390	$22,718,609

a)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000. Interest on the Convertible Notes was payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes were secured by the personal property of the Company and its subsidiaries. The Convertible Notes were due on June 23, 2012, however they were converted on January 31, 2011 to common stock (see Note 12).

The outstanding principal amount of the Convertible Notes and/or accrued and unpaid interest or any portion thereof were convertible at the holder’s option into shares of common stock of the Company, at a price per share equal to $3.00 per share.

On December 21, 2009, the Note and Security Agreement between the Company and the holders of the Convertible Notes was amended pursuant to a First Amendment to Note and Security Agreement (the “First Amendment”). The holders of the Convertible Notes agreed that the Company may incur senior secured debt in connection with any line of credit or other working capital facility, or in connection with any stock or asset acquisition. In consideration of the holders of the Convertible Notes entering into the First Amendment, the Company agreed to issue warrants to purchase approximately 62,500 shares of the common stock of the Company (the “December Warrants”), pro rata among the Convertible Notes holders, at an exercise price of $5.08 per share. The December Warrants are still outstanding as of February 28, 2011 and expire June 23, 2012.

The number of shares of common stock that can be purchased upon the exercise of the December Warrants and the exercise price of the December Warrants are subject to customary anti-dilution provisions. The Company evaluated the December Warrants for purposes of classification and determined they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. In addition, the Company determined that the December Warrants should be treated as a modification and not an extinguishment of debt. As a result, the discount resulting from the value of the warrants was being amortized over the life of the Convertible Notes using the effective interest method prior to conversion to common stock on January 31, 2011.

b)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase approximately 892,900 shares of common stock (“Warrants”) of API to various investors.

The Notes were originally due three years from issuance. Interest accrued at an annual rate of 15% per annum and was payable in arrears each calendar quarter. The entire principal balance and all accrued and unpaid interest on the Notes was to be payable upon maturity. The Company elected to prepay all of the Notes on January 20, 2011. The Notes were secured by the assets of API and its subsidiaries pursuant to security agreements, excluding real estate. The following were permitted senior debt and liens under the Notes: (1) working capital loans and (2) security interests granted in connection with any acquisition by API of other companies, lines of businesses or assets, or the financing thereof.

The warrants have an exercise price of $5.60 per share and expire in five years from issuance. The number of shares of common stock that can be purchased upon the exercise of the Warrants and the exercise price of the Warrants are subject to customary anti-dilution provisions. The Company evaluated the Warrants for purposes of classification and determined that they did not embody any of the conditions for liability classification, but rather met the conditions for equity classification. The discount resulting from the value of the Warrants was being amortized over the life of the Notes using the effective interest method, prior to the prepayment of the Notes.

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 28, 2011. The mortgage is secured by the subsidiaries’ land and building.

d)	On August 5, 2010, the Company purchased certain equipment that was under capital lease by paying the outstanding capital lease obligation amount of approximately $1,003,000 related to those assets.

12. SHAREHOLDERS’ EQUITY

As discussed in Note 20, on March 18, 2011, the Company entered into a Common Stock Purchase Agreement, by and among the Company and the Purchasers (as defined therein), pursuant to which the Company has issued 17,095,102 shares of its common stock in a private placement for a purchase price of $6.00 per share.

As discussed in Note 20, on March 28, 2011, the Company issued, to an officer of the Company as part of his appointment as President and Chief Operating Officer, 300,000 shares of API’s common stock and 140,019 of these shares were reacquired through the withholding of shares to pay employee tax obligations upon the issuance of the shares.

On January 31, 2011, the Company issued 1,216,667 shares of its common stock to the holders of the $3,650,000 Convertible Notes for a price equal to $3.00 per share.

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage (see Note 4a).

On December 28, 2010, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, which effected a one-for-four reverse stock split of the Company’s outstanding common shares. A one-for-four reverse stock split was also effected for the exchangeable shares. All the references to number of shares, options and warrants presented in these financial statements have been adjusted to reflect the post split number of shares.

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies (see Note 4b) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries may claim and have claimed a right of set off under the Amended Note the escrowed shares in the event amounts become due to them under the indemnification provisions of the asset purchase agreement (see Note 10). The unissued shares have been accounted for as common stock subscribed but not issued.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of February 28, 2011, API is obligated to issue a remaining approximately 625,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 584,631 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common stock.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common stock (approximately 831,250 shares) over the next 12 months. As of February 28, 2011, the Company repurchased and retired 137,728 of its common stock under this program for net outlay of approximately $716,000.

The Company issued 1,005,834 options during the nine months ended February 28, 2011, including 750,000 to SenDEC employees and consultants as part of the Merger. During the year ended May 31, 2010 the Company issued 688,277 options related to employment arrangements (Note 13). These option grants were valued using the Black-Scholes option-pricing model.

13. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,571,167 shares are available for issuance pursuant to options or as stock as of February 28, 2011. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are generally equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 28, 2011, there was $1,202,545 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2011 to 2015.

During the nine months ended February 28, 2011 and 2010, $2,084,319 and $1,040,174, respectively, has been recognized as stock-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	February 28, 2011	February 28, 2010
Expected volatility	97.4%	112.8%
Expected dividends	0%	0%
Expected term	6 years	10 years
Risk-free rate	1.93%	2.37%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2009	885,462	$5.972
Less forfeited	(94,583)	$7.088
Exercised	—	$—
Issued	688,277	$5.520

Stock Options outstanding—May 31, 2010	1,479,156	$5.708
Less forfeited	(181,157)	$5.400
Exercised	—	$—
Issued	1,005,834	$5.730

Stock Options outstanding—February 28, 2011	2,303,833	$5.730

Stock Options exercisable— February 28, 2011	1,732,712	$5.847

The weighted average grant price of stock options granted during the nine months ended February 28, 2011 and February 28, 2010 was $5.73 and $5.52, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at February 28, 2011	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at February 28, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.56 – $12.00	2,291,746	$5.6754	7.879	$1,460,846	1,722,202	$5.784	$902,471
$12.01 – $24.00	12,087	$16.140	5.998	$—	10,510	$16.140	$—

	2,303,833		7.869	$1,460,846	1,732,712		$902,471

The intrinsic value is calculated at the difference between the market value as of February 28, 2011 and the exercise price of the shares. The market value as of February 28, 2011 was $6.30 as reported by the OTC Bulletin Board.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended February 28:

	2011	2010
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$2,892	$37,948
Cash paid for interest	2,761,561	242,049
(b) Non cash transactions
Sellers’ note payable issued in business acquisition	$—	$9,100,000
Common stock issued in business acquisition	—	2,107,000
Common stock subscribed but not issued in business acquisition	—	2,373,000
Issuance (amortization) of warrants with debt modification resulting in debt discount	(185,092)	223,398
Issuance (amortization) of warrants with promissory notes resulting in debt discount	(3,101,780)	3,391,308

15. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Nine months ended February 28,		Three months ended February 28,
	2011	2010	2011	2010
Weighted average shares-basic	12,041,233	8,621,017	18,480,738	8,738,711
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	12,041,233	8,621,017	18,480,738	8,738,711

Basic EPS and diluted EPS for the three and nine months ended February 28, 2011 and 2010 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	All outstanding options aggregating 2,303,833 incremental shares, and 955,362 warrants, have been excluded from the February 28, 2011 (all outstanding options aggregating 1,519,406 incremental shares, 955,362 warrants and 1,216,667 share underlying the convertible promissory notes from the February 28, 2010) computation of diluted EPS from continuing operations as they are anti-dilutive due to the losses generated in 2011 and 2010.

16. COMMITMENTS

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

17. INCOME TAXES

The Company has identified several tax jurisdictions because it has operations in United States, Canada, and the United Kingdom. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The income tax expense for the nine months ended February 28, 2011 and 2010, reflects a year to date effective tax rate of negative 0.14% and 1.35% respectively. These estimated effective tax rates for 2011 and 2010 differ from the statutory rate of 35% due the Company’s full valuation allowance position as they are not recognizing the future tax benefit of historic losses.

18. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the nine months ended February 28, 2011 restructuring expenses included charges of approximately $2,313,000 related to workforce reductions and other expenses related to consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A. and from consolidating its two wholly-owned subsidiaries in Ottawa, Canada. The Company also realized impairment charges of approximately $414,000 on leasehold improvements from Ronkonkoma, and Endicott N.Y. and incurred approximately $27,000 in lease charge commitments related to its effort to consolidate its two wholly-owned subsidiaries in Ottawa, Canada into one location. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of February 28, 2011.

As of February 28, 2011, the following table represents the details of restructuring charges:

Workshare Reduction Cost
Balance, May 31, 2010	$524,595
Restructuring charges	2,340,296
Write-offs of leasehold improvements	414,019

Total accumulated restructuring charges at November 30, 2010	3,278,910
Cash payments	2,769,413
Non-cash charges	414,019

Balance, February 28, 2011	$95,478

The remaining balance at February 28, 2011 is included in accounts payable and accrued liabilities.

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

The guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two principal business segments: Systems and Subsystems and Secure Communications. Inter-segment sales are presented at their market value for disclosure purposes.

Nine months ended February 28, 2011	Systems and Subsystems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$66,903,082	$12,672,789	$—	$—	$79,575,871
Inter-segment sales	—	—	—	—	—

Total revenue	66,903,082	12,672,789	—	—	79,575,871

Operating income (loss) before expenses below:	5,804,565	(1,476,546)	—	—	4,328,019
Corporate - head office expenses	—	—	3,347,657	—	3,347,657
Corporate - acquisition related charges	—	—	6,079,382	—	6,079,382
Depreciation and amortization	1,150,830	332,690	93,805	—	1,577,325
Other (income) expenses	(573,263)	41,916	5,507,217	—	4,975,870
Income tax expense	13,287	—	—	—	13,287

Net income (loss) from continuing operations	5,213,611	(1,851,152)	(15,028,061)	$—	(11,665,602)
Income from discontinued operations, net of tax	114,315	—	—	—	114,315

Net income (loss)	$5,327,926	$(1,851,152)	$(15,028,061)	$—	$(11,551,287)

Segment assets—as of February 28, 2011	$165,026,091	$11,478,523	$8,222,804	$—	$184,727,418
Goodwill included in assets—as of February 28, 2011	$87,049,524	$—	$—	$—	$87,049,524
Capital expenditures, to February 28, 2011	$1,125,010	$136,072	$71,780	$—	$1,332,862

Nine months ended February 28, 2010	Systems and Subsystems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$23,942,423	$14,487,143	$—	$—	$38,429,566
Inter-segment sales	—	—	—	—	—

Total revenue	23,942,423	14,487,143	—	—	38,429,566

Operating income (loss) before expenses below:	1,646,232	(2,579,959)	—	—	(933,727)
Corporate - head office expenses	—	—	1,082,062	—	1,082,062
Corporate - acquisition related charges	—	—	2,023,314	—	2,023,314
Depreciation and amortization	375,316	315,730	2,471	—	693,517
Other (income) expenses	(919,836)	48,568	(303,138)	—	(1,174,406)
Income tax expense (benefit)	28,092	1,560	7,582	—	37,234

Net income (loss) from continuing operations	2,162,660	$(2,945,817)	(2,812,291)	$—	(3,595,448)
Loss from discontinued operations, net of tax	(5,755,193)	—	—	—	(5,755,193)

Net income (loss)	$(4,642,533)	$(2,945,817)	$(1,762,291)	$—	$(9,350,641)

Segment assets—as of May 31, 2010	$63,641,687	$12,350,457	$2,618,312	$—	$78,610,456
Goodwill included in assets—as of May 31, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures, to February 28, 2010	$496,363	$44,788	$4,717	$—	$545,868

Three months ended February 28, 2011	Systems and Subsystems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$20,172,072	$4,381,163	$—	$—	$24,553,634
Inter-segment sales	—	—	—	—	—

Total revenue	20,172,072	4,381,163	—	—	24,553,634

Three months ended February 28, 2011	Systems and Subsystems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Operating income (loss) before expenses below:	1,090,189	(463,937)	—	—	626,252
Corporate - head office expenses	—	—	1,072,965	—	1,072,965
Corporate - acquisition related charges	—	—	6,079,382	—	6,079,382
Depreciation and amortization	582,841	127,924	12,041	—	722,806
Other (income) expenses	2,940	37,792	3,239,642	—	3,280,374
Income tax expense	100	—	—	—	100

Net income (loss) from continuing operations	504,308	(629,653)	(10,404,031)	$—	(10,529,376)
Loss from discontinued operations, net of tax	(17,963)	—	—	—	(17,963)

Net income (loss)	$486,345	$(629,653)	$(10,404,031)	$—	$(10,547,340)

Capital expenditures, to February 28, 2011	$313,113	$16,419	$—	$—	$329,532

Three months ended February 28, 2010	Systems and Subsystems	Secure Communications	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$12,437,378	$5,038,298	$—	$—	$17,475,676
Inter-segment sales	—	—	—	—	—

Total revenue	12,437,378	5,038,298	—	—	17,475,676

Operating income (loss) before expenses below:	1,683,440	(1,925,550)	—	—	(242,110)
Corporate - head office expenses	—	—	661,242	—	661,242
Corporate - acquisition related charges	—	—	881,517	—	881,517
Depreciation and amortization	107,193	177,807	824	—	285,823
Other (income) expenses	(4,248)	(309,707)	897,597	—	583,642
Income tax expense (benefit)	4,480	125	7,582	—	12,187

Net income (loss) from continuing operations	1,576,015	$(1,793,775)	(2,448,762)	$—	(2,666,522)
Loss from discontinued operations, net of tax	(3,967,601)	—	—	—	(3,967,601)

Net income (loss)	$(3,441,586)	$(1,793,775)	$(1,398,762)	$—	$(6,634,123)

Capital expenditures, to February 28, 2010	$419,572	$—	$4,717	$—	$424,289

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2011, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On March 28, 2011, the Company issued its new President and Chief Operating Officer 300,000 shares of API’s common stock. The stock was issued under and is subject to the terms and conditions of the Plan. Under the terms of the Plan, 140,019 of these shares were reacquired through the withholding of shares to pay employee tax obligations upon the issuance of the shares.

On March 18, 2011, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company and the Purchasers (as defined therein), pursuant to which the Company has issued 17,095,102 shares of its common stock in a private placement for a purchase price of $6.00 per share. The Company will receive aggregate net proceeds of approximately $100 million from the private placement.

On March 28, 2011, the Company announced that it, Spectrum Control, Inc. (“Spectrum”), and Erie Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Spectrum Agreement”) providing for the acquisition of Spectrum by the Company (“the Spectrum Merger”).

Pursuant to the terms and conditions of the Spectrum Agreement, which has been approved by the boards of directors of all parties, Merger sub will be merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, will be converted into the right to receive $20.00 in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase common stock of Spectrum will be accelerated so that it becomes fully vested and shall receive in cash the product of the excess, if any, of $20.00 less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price is approximately $270,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

On March 28, 2011, we announced that we had entered into a definitive merger agreement (“Spectrum Agreement”) providing for the acquisition of Spectrum Control, Inc. by API.

Pursuant to the terms and conditions of the Spectrum Agreement, which has been approved by the boards of directors of all parties, Merger Sub will be merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, will be converted into the right to receive $20.00 in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase common stock of Spectrum will be accelerated so that it becomes fully vested and shall receive in cash the product of the excess, if any, of $20.00 less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price is approximately $270,000,000.

Consummation of the Spectrum Merger is subject to various customary conditions, including adoption of the Spectrum Agreement by Spectrum’s shareholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, at least 95% of Spectrum option holders must consent to the treatment of the options in the manner described above.

The Spectrum Agreement contains customary covenants, including covenants (1) providing for the parties to use all reasonable efforts to cause the closing of the Spectrum Merger to be completed, (2) requiring Spectrum to call and hold a meeting of its shareholders to adopt the Spectrum Agreement as promptly as practicable, and (3) requiring that Spectrum comply with certain notification and other requirements and deadlines while taking actions that could reasonably be expected to facilitate a competing takeover proposal during and after the 40 day “go-shop” period (as described below).

The Spectrum Agreement provides for a 40-day “go-shop” period, beginning with the signing of the Spectrum Agreement, during which Spectrum may solicit, provide information to, and engage in discussions with third parties with respect to, alternative acquisition proposals. After the 40-day “go-shop” period, Spectrum will be subject to “no-shop” restrictions on its ability to solicit alternative acquisition proposals, provide information to and engage in discussions with third parties. Subject to certain exceptions under the Spectrum Agreement, Spectrum must keep API informed regarding proposals from and communications with other parties during both the “go-shop” and “no-shop” periods. Prior to terminating the Spectrum Agreement to accept an offer from a third party that Spectrum’s board of directors determines is superior to the Spectrum Merger, Spectrum is required to provide us with certain notice and match rights with respect to such superior offer.

The Spectrum Agreement contains certain termination rights for each party. The Spectrum Agreement provides that, upon the termination of the Spectrum Agreement under specified circumstances, generally including a competitive takeover proposal by a third party or a change in Spectrum’s board’s recommendation of the Spectrum Merger to its shareholders, Spectrum may be required to pay us a termination fee of $9,150,000. If requirements relating to the “go-shop” period are complied with and Spectrum terminates the Spectrum Agreement to enter into superior proposal to acquire Spectrum, Spectrum must pay a termination fee in the amount of $5,050,000. In addition, if the Spectrum Agreement is terminated under certain circumstances, Spectrum must reimburse us for reasonable out-of-pocket fees and expenses incurred by us in connection with the Spectrum Agreement up to an aggregate amount of $2,750,000. If the Spectrum Agreement is voted on and not approved by the Spectrum shareholders, Spectrum must reimburse us for reasonable out-of pocket fees and expenses incurred by us in connection with the Spectrum Agreement up to an aggregate amount of $1,000,000.

Concurrently, and in connection with entering into the Spectrum Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“MS”) pursuant to which, subject to the conditions set for therein, MS committed to provide the Company new senior secured credit facilities (the “Senior Credit Facilities”) consisting of a revolving loan facility of up to $15,000,000 and one or more term loan facilities of up to $200,000,000. The Senior Credit Facilities are contemplated to be used to finance a portion of the purchase price of the Spectrum Merger (including to refinance any indebtedness under the Company’s working capital facility that is outstanding at the time the Senior Credit Facilities are entered into), to pay certain fees and expenses in connection with the Spectrum Merger and the Senior Credit Facilities, and for working capital and general corporate purposes. The commitment of MS under the Commitment Letter is subject to certain conditions, including the consummation of the Spectrum Merger and the absence of a material adverse effect with respect to Spectrum under the Spectrum Agreement.

The information in this Quarterly Report on Form 10-Q does not give effect to the Spectrum Agreement.

On January 9, 2011, API entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Vintage”) and API Merger Sub, Inc., a New York corporation (“Sub”), pursuant to which we acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, we acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage.

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including without limitation, the Earn-Out Payment and the Special Payment. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC.

We design, develop and manufacture highly engineered solutions, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. We own and operate several state-of-the-art manufacturing facilities in North America and the United Kingdom. Our customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Operating through two segments, Systems and Subsystems, and Secure Communications, we are positioned as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors. We provide a wide range of electronic manufacturing services from prototyping to high volume production, with specialization in high speed surface mount circuit card assembly for military and commercial organizations. Our manufacturing and design products have recently been expanded to include secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

Prior to the acquisition of the assets of Cryptek, our operations were conducted in two reportable segments which were distinguished by geographic location in Canada and United States. Both geographical segments designed and manufactured electronic components.

The July 2009 Cryptek acquisition expanded our manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products.

The acquired product lines from the KGC Companies contributed approximately $44,652,000 to net sales for the nine months ended February 28, 2011.

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel, resulting in the consolidation of our manufacturing operations from eight facilities into three facilities. This process was completed in December 2010 and is expected to result in the reduction of approximately $4 million in annual costs. In connection with the SenDEC acquisition, we now also have a manufacturing facility in Fairport, New York.

On June 15, 2010, we closed the asset sale of our nanotechnology research and development subsidiary based in Somerset, New Jersey. This business had historically been unprofitable and the closure is expected to improve our operating results and allow us to deploy our capital and management resources on our expanding defense business.

Effective September 13, 2010, the Company entered into a Proxy Agreement with the DoD. Following the Merger, the Proxy Agreement was terminated.

Operating Revenues

We derive operating revenues from the sales in two principal business segments: Systems and Subsystems, and Secure Communications. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our new Secure Communications product line, and the acquisition of SenDEC on January 21, 2011 and the asset acquisition of the KGC Companies on January 20, 2010 significantly expanded our Systems and Subsystems revenues. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems and Subsystems Revenue includes high speed surface mount circuit card assembly for military prime contractors and advanced weapon systems including missiles, counter-IED RF jamming devices, unmanned air, ground and robotic systems. Other products include naval aircraft landing and launching systems, radar systems alteration, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components.

The main demand today for our Systems and Subsystems products come from various world governments, including militaries, defense organizations, aerospace, homeland security and prime defense contractors.

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

Cost of Revenue

We conduct all of our design and manufacturing efforts in the United States, Canada and United Kingdom. Cost of goods sold primarily consists of costs that were incurred to design, manufacturer, test and ship the products. These costs include raw materials, including freight, direct labor, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other material costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Business Acquisition and Related Charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. Related charges include costs incurred related to our efforts to consolidate operations of recently acquired and legacy businesses.

Other Income (Expense)

Other income (expense) consists of interest income on cash and cash equivalents and marketable securities, interest expense on notes payable, amortization of note discounts from debt extinguishments, operating loans and capital leases, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes gains related to the sales of fixed assets held for sale and acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at February 28, 2011 was approximately $66,900,000 compared to $82,000,000 at February 28, 2010, a decrease of approximately $15,100,000. The decrease is primarily attributable to the completion of a major contract for a large U.S. customer during the last twelve months, partially offset by the additional backlog from SenDEC, which was acquired in January 2011.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated and that have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Nine Months Ended February 28, 2011 and 2010

The following discussion of results of operations is a comparison of our nine months ended February 28, 2011 and 2010.

Operating Revenue

	Nine months ended February 28,
	2011	2010	% Change
Revenues by segments:
Systems and Subsystems	$66,903,082	$23,942,423	179.4%
Secure Communications	12,672,789	14,487,143	(12.5)%

	$79,575,871	$38,429,566	107.1%

We recorded a 107.1% increase in revenues for the nine months ended February 28, 2011 over the same period in 2010. The increase is mainly attributed to the acquisition of SenDEC on January 21, 2011 and the acquisition of the assets of the KGC Companies completed on January 20, 2010. The Secure Communication results include nine months results compared to less than eight months for the nine months ended February 28, 2010, after the July 7, 2009 acquisition of the Cryptek assets. During the nine months ended February 28, 2011, our revenues were negatively impacted by the late receipt of customer sales orders in our Systems and Subsystems segment that delayed revenues, as well as lower throughput while manufacturing operations from our New York facility were physically moved into our Pennsylvania location as part of our restructuring initiatives. The restructuring was completed by February 28, 2011 and we have returned to normal capacity. We were also impacted by a decrease in our Secure Communication revenues primarily as a result of delays in finalizing contracts that will ship in the next quarter.

Operating Expenses

Cost of Revenue and Gross Margin

	Nine months ended February 28,
	2011	2010
Gross margin by segments:
Systems and Subsystems	21.9%	29.8%
Secure Communications	26.5%	15.9%
Total	22.6%	24.6%

Our combined gross margin for the nine months ended February 28, 2011 decreased by approximately 1.8 percentage points compared to the nine months ended February 28, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales increased in the nine months ended February 28, 2011 from 75.4% to 77.4% compared to the same period in 2010. The Systems and Subsystems segment cost of sales increased 7.9% compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC and the assets of the KGC Companies during the nine months ended February 28, 2011 compared to the same period in 2010. The Secure Communications segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits achieved through the consolidation efforts and cost cutting measures. Total cost of revenue from continuing operations for the nine months ended February 28, 2011 included approximately $851,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $10,881,000 for the nine months ended February 28, 2011 from $7,344,000 for the nine months ended February 28, 2010. The increase is primarily a result of the addition of SenDEC in January 2011 and the KGC Companies in January 2010, which increased general and administrative expenses by approximately $382,000 and $4,410,000 for the nine months ended February 28, 2011, respectively, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 13.7% for the nine months ended February 28, 2011, compared to 19.1% for the nine months ended February 28, 2010.

The major components of general and administrative expenses are as follows:

	Nine months ended February 28,
	2011	% of sales	2010	% of sales
Accounting and Administration	$3,286,915	4.1%	$2,274,631	5.9%
Professional Services	$1,341,500	1.7%	$853,175	2.2%

Selling Expenses

Selling expenses from continuing operations increased to $4,085,616 for the nine months ended February 28, 2011 from $2,512,847 for the nine months ended February 28, 2010. The increase was largely due to the inclusion of selling expenses related to the acquisition of SenDEC and the asset acquisition of the KGC Companies on January 21, 2011 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 5.1% for the nine months ended February 28, 2011, compared to 6.5% for the nine months ended February 28, 2010.

The major components of selling expenses are as follows:

	Nine months ended February 28,
	2011	% of sales	2010	% of sales
Payroll Expense – Sales	$2,456,133	3.1%	$1,465,043	3.8%
Advertising	$511,470	0.6%	$628,328	1.6%

Research and Development Expenses

Research and development costs from continuing operations of $1,735,639 for the nine months ended February 28, 2011 remained comparable to $1,791,896 for the nine months ended February 28, 2010.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the nine months ended February 28, 2011, business acquisition and related charges were approximately $6,079,000 associated with the completion of the Merger Agreement, compared to approximately $2,023,000 for the nine months ended February 28, 2010 associated with the asset acquisitions of Cryptek and the KGC Companies.

Operating Income (Loss)

We posted an operating loss from continuing operations for the nine months ended February 28, 2011 of approximately $6,676,000 compared to an operating loss of approximately $4,732,000 for the nine months ended February 28, 2010. The increase in operating loss of approximately $1,944,000 is attributed to the higher acquisition costs from the SenDEC acquisition compared to the acquisition costs of Cryptek and the KGC Companies, partially offset by the improved overall results in our Secure Communications segment.

Other (Income) and Expense

Total other expense for the nine months ended February 28, 2011 amounted to $4,975,870, compared to other income of $1,174,406 for the nine months ended February 28, 2010.

The increase in other expense is largely attributable to an increase in interest expense of approximately $2,378,000 from higher debt levels throughout the nine month period, and $2,776,000 of non-cash expense related to the amortization of note discounts on $20,000,000 promissory notes repaid and $3,650,000 Convertible Notes converted to shares in January 2011. The increase in net other expense was also attributable to reduced other income. The nine months ended February 28, 2011 included approximately $960,000 of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y. and other fixed assets, while the nine months ended February 28, 2010 included a gain of approximately $993,000 on the acquisition of the assets of Cryptek, a gain of approximately $80,000 on the sale of a parcel of land in Ronkonkoma, N.Y. and a gain of approximately $845,000 on the sale of a building the Company owned in Ottawa, Canada.

Income Taxes

Income taxes amounted to an expense of approximately $13,000 for the nine months ended February 28, 2011, which is consistent with the nine months ended February 28, 2010. In view of the prior years’ losses and the uncertainty relating to our future profitability we have provided for 100% valuation allowance resulting in no deferred tax assets on a net basis. However, in future periods there is potential for the valuation allowance to be lowered based upon operating results.

Income (Loss) From Discontinued Operations

We generated a gain from discontinued operations of approximately $114,000 for the nine months ended February 28, 2011, compared to a loss of approximately $5,755,000 in the same period of fiscal 2010. The gain is attributable to the sale of the assets of our nanotechnology operations in June 2010 compared to the on-going operations of the nanotechnology business and write-down of long-lived assets to net realizable value for the nine months ended February 28, 2010.

Net Loss

We recorded a net loss for the nine months ended February 28, 2011 of approximately $11,551,000, compared to a net loss of approximately $9,351,000 for the nine months ended February 28, 2010. The increase in the net loss is largely due to the acquisition of SenDEC on January 21, 2011, higher interest expense and the non-cash expense related to the amortization of note discounts on debt extinguished ($20,000,000 promissory notes repaid and $3,650,000 convertible debt converted to shares in January 2011).

Results of Operations for the Three Months Ended February 28, 2011 and 2010

The following discussion of results of operations is a comparison of our three months ended February 28, 2011 and 2010.

Operating Revenue

	Three months ended February 28,
	2011	2010	% Change
Revenues by segments:
Systems and Subsystems	$20,172,072	$12,437,379	62.2%
Secure Communications	4,381,563	5,038,297	(13.0)%

	$24,553,634	$17,475,676	40.5%

We recorded a 40.5% increase in revenues for the three months ended February 28, 2011 over the same period in 2010. The increase is mainly attributed to approximately $8,600,000 of revenue related to the acquisition of SenDEC on January 21, 2011. Despite the impact of a full quarter of the KGC acquisition, our Systems and Subsystems revenues were negatively impacted by the late receipt of customer sales orders that will delay related revenues, as well as lower throughput while manufacturing operations from our New York facility were physically moved into our Pennsylvania location as part of our restructuring initiatives. The move was completed by February 28, 2011 and we have returned to normal capacity. During the three months ended February 28, 2011, there was also a decrease in our Secure Communication revenues primarily as a result of delays in finalizing certain contracts that will ship in the next quarter.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended February 28,
	2011	2010
Gross margin by segments:
Systems and Subsystems	17.8%	30.6%
Secure Communications	24.1%	12.8%
Total	18.9%	25.5%

Our combined gross margin for the three months ended February 28, 2011 decreased by approximately 6.6 percentage points compared to the three months ended February 28, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales increased in the three months ended February 28, 2011 from 74.5% to 81.1% compared to the same period in 2010. The Systems and Subsystems segment cost of sales increased 12.8% compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC and the results of operations from the KGC Companies during the three months ended February 28, 2011, compared to the same period in 2010. The Secure Communications segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits achieved through the consolidation efforts and cost cutting measures. Total cost of revenue from continuing operations for the three months ended February 28, 2011 include approximately $93,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses of approximately $3,225,000 for the three months ended February 28, 2011 was comparable to approximately $3,272,000 for the three months ended February 28, 2010. Despite an increase as a result of the addition of SenDEC in January 2011 and the KGC Companies in January 2010, which increased general and administrative expenses by approximately $382,000 and $876,000 for the three months ended February 28, 2011, respectively, there were comparable decreases in expenses as a result of cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 13.1% for the three months ended February 28, 2011, compared to 18.7% for the three months ended February 28, 2010.

The major components of general and administrative expenses are as follows:

	Three months ended February 28,
	2011	% of sales	2010	% of sales
Accounting and Administration	$962,708	3.9%	$984,301	5.6%
Professional Services	$408,807	1.7%	$363,807	2.1%

Selling Expenses

Selling expenses from continuing operations increased to $1,841,693 for the three months ended February 28, 2011 from $847,160 for the three months ended February 28, 2010. The increase was largely due to the inclusion of selling expenses related to the acquisition of SenDEC and the asset acquisition of the KGC Companies on January 21, 2011 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 7.5% for the three months ended February 28, 2011, compared to 4.8% for the three months ended February 28, 2010.

The major component of selling expenses is as follows:

	Three months ended February 28,
	2011	% of sales	2010	% of sales
Payroll Expense – Sales	$880,459	3.6%	$595,602	3.4%
Commissions	$395,394	1.6%	$157,836	0.9%

Research and Development Expenses

Research and development costs from continuing operations decreased to $481,090 for the three months ended February 28, 2011 from $1,011,022 for the three months ended February 28, 2010. The decrease is due to lower research and development costs associated with the Systems and Subsystems segment as the U.S. manufacturing operations were consolidated into our Pennsylvania location.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended February 28, 2011, business acquisition and related charges were approximately $6,079,000 compared to approximately $882,000 for the three months ended February 28, 2010. The increase is associated with the costs related to the Merger Agreement in the three months ended February 28, 2011.

Operating Income (Loss)

We recorded an operating loss from continuing operations for the three months ended February 28, 2011 of approximately $5,248,000 compared to a loss of approximately $2,070,000 for the three months ended February 28, 2010. The increase in operating loss of approximately $5,178,000 is attributed to the acquisition costs of SenDEC on January 21, 2011 and lower overall results in our Systems and Subsystems segment due to delays in the quarter while manufacturing operations were physically moved into our Pennsylvania location.

Other (Income) and Expense

Total other expense for the three months ended February 28, 2011 amounted to approximately $3,280,000 compared to other expense of approximately $584,000 for the three months ended February 28, 2010.

The increase in other expense is largely attributable to $2,776,000 of non-cash expense related to the amortization of note discounts on debt extinguishment ($20,000,000 promissory notes repaid and $3,650,000 Convertible Notes converted to shares in January 2011). The balance of the increase in other expense was attributable to higher interest costs on debt balances that were outstanding for a longer period of time, including the $20,000,000 promissory notes and the $9,100,000 Amended Note, partially offset by a $160,000 gain on the sale of fixed assets in Ronkonkoma N.Y. during the three months ended February 28, 2011.

Income Taxes

Income taxes for the three months ended February 28, 2011 were approximately $0, compared to approximately $12,000 for three months ended February 28, 2010. In view of the prior years’ losses and the uncertainty relating to our future profitability we have provided for 100% valuation allowance resulting in no deferred tax assets on a net basis. However in future periods there is potential for the valuation allowance to be lowered based upon operating results.

Income (Loss) From Discontinued Operations

The loss from discontinued operations was approximately $18,000 for the three months ended February 28, 2011, compared to a loss of approximately $3,968,000 in the same period of fiscal 2010. During the three months ended February 28, 2010 the loss was attributable to the on-going operations of the nanotechnology business and a write-down of long-lived assets of discontinued operations to net realizable value of approximately $2,782,000.

Net Loss

We recorded a net loss for the three months ended February 28, 2011 of approximately $10,547,000, compared to a net loss of approximately $6,634,000 for the three months ended February 28, 2010. The increase in the net loss is largely due to transaction costs of approximately $8,855,000 related to the acquisition of SenDEC on January 21, 2011 that includes approximately $6,079,000 of business acquisition and related charges and non-cash amortization of note discounts from debt extinguishment of $2,776,000 related to the $20,000,000 promissory notes repaid and $3,650,000 Convertible Notes converted to shares during the quarter.

Liquidity and Capital Resources

The Nine Months Ended February 28, 2011 compared to the Nine Months Ended February 28, 2010

At February 28, 2011, we held cash and cash equivalents of $13,176,000 compared to $4,496,025 at May 31, 2010.

Cash used by continuing operating activities of approximately $4,949,000 for the nine months ended February 28, 2011, was higher than cash used by continuing operations of approximately $1,418,000 for the nine months ended February 28, 2011. During the nine months ended February 28, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted primarily from an increase in the net loss due to higher acquisition related charges, higher interest payments, and a decrease in cash generated by changes in operating assets and liabilities.

Cash flows from continuing operations for the nine months ended February 28, 2011 were impacted by restructuring and business acquisition related cash charges of approximately $7,421,000 (nine months ended February 28, 2010 – approximately $2,607,000).

Cash generated by investing activities for the nine months ended February 28, 2011 consisted of net cash acquired in the Merger (SenDEC – $32,353,000), proceeds on the sale of the assets of NanoOpto for approximately $2,041,000 and proceeds from the sale of two manufacturing buildings and other fixed assets totaling approximately $1,724,000, partially offset by the acquisition of capital assets of approximately $1,332,000. Cash used in investing activities for the nine months ended February 28, 2010 consisted mainly of the acquisition of the assets of the KGC Companies for $14,000,000 and approximately $2,929,000 net cash outlay for the assets of Cryptek, and the acquisition of capital assets of approximately $546,000, partially offset by proceeds from sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $951,000, the sale of a building the Company owned in Ottawa, Canada for proceeds of approximately $1,871,000.

Cash flow used by financing activities for the nine months ended February 28, 2011 totaled approximately $21,365,000, and resulted mainly from the repayment of $20,000,000 promissory notes and certain capital lease obligations. During the nine months ended February 28, 2010 cash flow provided by financing consisted mainly of the net proceeds from the issuance of $20,000,000 promissory notes in connection with the acquisition of the assets of the KGC Companies and the issuance of $3,650,000 convertible debt in connection with the acquisition of the assets of Cryptek.

We believe that i) cash and cash equivalents of $13,176,000, ii) additional net cash of approximately $100 million raised by the private placement in March 2011, iii) funds available under our credit facilities as described in Note 8 of our financial statements included in this Form 10-Q, and iv) cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months. These cash flow requirements over the next twelve months include the $9.1 million short-term promissory note to the sellers of the KGC Companies. We have made indemnification claims against the Sellers under the Purchase Agreement. The Purchase Agreement gives us the right to offset the value of shares due to Sellers by the amount of our indemnification claims. We have notified the Sellers that we will repay the outstanding principal of the Amended Note and deliver any shares issuable to them once the indemnification claims have been settled. We continue to negotiate with the Sellers to resolve the outstanding issues and have sufficient funds to repay the Amended Note. Nonpayment of the Amended Note and non-delivery of the shares are due solely to the indemnification claims (see Note 10 of our unaudited consolidated financial statements in Item 1 of this Report).

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

Off-Balance Sheet Arrangements

During fiscal 2010 and the nine months ended February 28, 2011, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, and below in Part II, Item 1A of this Report, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, the ability to effectively integrate acquired companies, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2011.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. However, our management, including the Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

ITEM 1A.	RISK FACTORS

Since the date of the filing of our Annual Report on Form 10-K for the year ended May 31, 2010, there have been no material changes to the risk factors described in Item 1A–“Risk Factors” of the Annual Report on Form 10-K for the year ended May 31, 2010, except we have added the following risk factors to address the acquisition of Spectrum Control Inc. (“Spectrum Agreement”).

Risks Relating to the Spectrum Agreement

Uncertainty about the Spectrum Agreement and diversions of management could harm us, whether or not the Spectrum Agreement is completed.

In response to the announcement of the Spectrum Agreement, existing or prospective customers of ours may delay or defer decisions concerning us or they may seek to change their existing business relationships with us. In addition, as a result of the Spectrum Agreement, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Spectrum Agreement will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the Spectrum Agreement is not completed as anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.

Failure to complete the Spectrum Agreement could adversely affect the price of our shares and our future business and financial results.

Completion of the Spectrum Agreement is subject to, among other things, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of the shareholders of Spectrum. There is no assurance that such approval will be received or that the other conditions necessary for completion of the Spectrum Agreement will be satisfied. In addition, the current market price of our common shares may reflect a market assumption that the Spectrum Agreement will occur, and a failure to complete the Spectrum Agreement could result in a negative perception by the market of us generally and a resulting decline in the market price of our common shares.

We have incurred and will continue to incur significant costs in connection with the Spectrum Agreement, whether or not we complete it.

We have incurred and expect to continue to incur significant costs related to the Spectrum Agreement. These expenses include financial advisory, legal and accounting fees and expenses, employee expenses, and other related charges. If we fail to complete the Spectrum Agreement, we will remain liable for certain of these transaction costs. We may also incur additional unanticipated expenses in connection with the Spectrum Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) No further disclosure required.

(b) Not applicable.

(c) The following table provides information with respect to the shares of common stock repurchased by us during the three month period ending February 28, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2010 – December 31, 2010	25,160	$3.83	25,160	(2)	687,271
January 1, 2011 – January 31, 2011	—	$—	—		687,271
February 1, 2011 – February 28, 2011	—	$—	—		687,271

Total	25,160	$3.83	25,160		687,271

(1)	In March 2010, the Board of Directors authorized a stock repurchase program under which we can repurchase up to approximately 831,250 shares of our common stock over a one-year period.
(2)	Represents open market purchases made under the Company’s stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No further disclosure required.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Amendment No. 1 to Asset Purchase Agreement, dated December 14, 2010, by and among API Technologies Corp., API Systems, Inc., API Defense, Inc., API Defense USA Inc., Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera, and Ronald Kuchera (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 16, 2010).

2.2	Agreement and Plan of Merger dated January 9, 2011 by and among API Technologies Corp., Vintage Albany Acquisition, LLC, and API Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 11, 2011).

2.3	Agreement and Plan of Merger by and Among Vintage Albany Acquisition, LLC, SenDEC Corp., South Albany Acquisition Corp. and, with respect to Article VII and Article VIII only, Kenton W. Fiske, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 4, 2011).

10.1	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2010).

10.2*	First Amendment to Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 16, 2010).

10.3	Registration Rights Agreement dated January 21, 2011 by and between API Technologies Corp. and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

10.4*	Management Bonus Plan dated January 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011)

10.5*	Employment letter agreement of Kenneth W. Fiske (filed herewith).

10.6*	Employment letter agreement with Bel Lazar dated February 25, 2011 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 14, 2011	By:	/S/ ANDREW LAURENCE
Andrew Laurence
Chief Accounting Officer and Vice President of Finance
(Duly Authorized Officer)