Form 10-K
period 2011-05-31
API Technologies Corp.
filed 2011-08-26
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29429

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4705 S. Apopka Vineland Rd. Suite 210 Orlando, FL	32819
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number including area code: (407) 876-0279

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC

Securities registered under Section 12 (g) of the Exchange Act:

None

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,877,282

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 11, 2011, the Company had 54,566,850 shares of common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of May 31, 2011 are incorporated by reference into Part III.

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

Overview of the Company

API Technologies Corp. (“we,” “us,” “our,” the “Company,” or “API”) designs, develops, and manufactures systems, subsystems, RF, and secure communications solutions for defense, aerospace, and commercial applications. We provide engineered systems and products for force protection, communication, surveillance, and reconnaissance; design and engineering services; and subsystems and hybrids for mission critical applications, such as communication equipment, aircraft subsystems and systems, computer peripherals, process control equipment, and instrumentation. We also offer power solutions comprising power systems management, distribution, and panels, as well as custom-designed power supplies and precision sensors and control products, including position sensing solutions for precision guided munitions, gyros, accelerometers, and intertial measurement systems, as well as position and temperature sensors. In addition, we provide RF, microwave, and millimeterwave solutions, such as single function assemblies, solid state power amplifiers, data acquisition connectors, antennas, and specialty ceramic components and secure systems and information assurance products comprising encryption, information assurance, secure networking, and TEMPEST and Emanation products. Further, the company provides electronics manufacturing services, including new product introductions and prototypes, turnkey manufacturing, printed circuit board assembly, electro-mechanical assembly, systems integration, test engineering, turnkey box build, and supply chain services.

We own and operate several state-of-the-art manufacturing facilities throughout North America, the United Kingdom, Mexico and China. Our customers, which include defense prime contractors and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense subcontracting requirements to us as a result of the combination of our design, development and manufacturing expertise.

API’s products are used in various applications and end markets comprised of defense, industrial, medical, and commercial applications. We sell our products through direct sales force and applications engineering staff, a network of independent sales representatives, and distributors, as well as through our web site.

We currently have business offices throughout North America, the United Kingdom, and Germany. Our executive corporate office is located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, FL 32819, and our telephone number at that location is (407) 876-0279. Our website, which contains links to our financial information and our filings with the SEC, is www.apitechnologies.com. The content on our website is available for information purposes only and is not incorporated by reference. Our common shares are traded on the NASDAQ Capital Market under the symbol “ATNY.”

Recent Developments

Subsequent to fiscal 2011, API completed the following transactions:

Purchase of Spectrum—On June 1, 2011, API completed the acquisition of Spectrum Control, Inc., which we refer to as Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp., a wholly owned subsidiary of API. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common shares of Spectrum was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $270 million, including the value of stock options cashed-out as a result of the Spectrum Merger.

Also on June 1, 2011, in connection with the Spectrum acquisition, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. The Credit Agreement was subsequently amended and restated to provide for a secured term loan facility in the principal amount of $170 million and $15 million secured revolving credit facility. API also on June 27, 2011 completed a private placement of approximately $31 million of common shares at a price of $6.50 per share.

During fiscal 2011, API completed the following transaction:

Purchase of SenDEC—On January 21, 2011, API acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “Merger”). In the Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage Albany Acquisition, LLC (“Vintage”). SenDEC is a leading defense and industrial electronics manufacturing services company headquartered in Fairport, New York.

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012. In addition to the earn-out payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC on or before July 31, 2011 an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

During fiscal 2010, API completed the following transactions:

Purchase of Assets of the KGC Companies—On January 20, 2010, API and three of its subsidiaries (the “API Pennsylvania Subsidiaries”), entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies, which included defense subcontractors specializing in highly engineered systems and robotics for the defense, aerospace and communication industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27,580,000, consisting of (i) $24,000,000, comprised of $14,000,000 of cash paid at closing and a $10,000,000 short term note (the “Sellers’ Note”) dated January 20, 2010 and entered into and made by the API Pennsylvania Subsidiaries in favor of the KGC Companies and (ii) 800,000 shares of API common stock payable as follows: 250,000 shares of common stock were issued and delivered at closing, 250,000 shares of common stock were to be issued and delivered on the first anniversary of the closing and 300,000 shares of common stock were to be issued and delivered on the second anniversary of the closing. The shares issued and to be issued was valued at $5.60 per share, the fair value of the common shares at the transaction date. Of the 550,000 shares remaining to be delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The escrowed shares have been accounted for as common shares subscribed but not issued with a value of $2,373,000. During December 2010, there was a $900,000 downward adjustment to the principal amount and during April 2011 the Sellers’ Note was fully repaid. The Company is in the process of negotiating certain indemnification matters with Kuchera Industries LLC (the “Payee”) under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc. and KII, Inc., as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims.

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

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services that create value for our customers with responsive, high-quality and affordable solutions. Our strategy involves a flexible and balanced combination of organic growth and cost reductions, enabling us to grow the Company and create shareholder value. We intend to maintain and expand our position as a leading supplier of products, systems, subsystems, and services to the United States Department of Defense (“DoD”), other U.S. Government agencies, NATO, allied foreign governments and commercial customers, both domestic and international.

Our strategies to achieve our objectives include:

•

Leveraging Existing Customer Relationships and Our Status as a Strategic Supplier to our OEM Customers. We intend to leverage our relationships with our Tier 1 and government customers by continuing our superior performance on existing contracts and actively working with them on new contracts. Our experience has shown that strong performance on existing contracts enhances our ability to obtain additional business with our existing customer base. Our status as a strategic supplier to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over many of our competitors. We use our position as a strategic supplier to these OEM customers to accelerate the introduction of new, more complex custom electronic products and systems at higher profit margins.

•

Grow Sales Organically. We intend to maintain and expand our position as a subcontractor to prime military contractors for military products, systems, subsystems and services to the DoD, other U.S. Government agencies, NATO, allied foreign governments and commercial customers, both domestic and international. We believe our recent acquisitions of Spectrum, SenDEC, Cryptek and the KGC Companies (as hereinafter defined) with complementary product lines create cross-selling opportunities within our existing global customer base. We also believe that the expansion of API to the United Kingdom reinforces our international business opportunities. We continuously seek to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a diversified provider of higher margin power management systems.

•

Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Windber, Pennsylvania and we believe we will further benefit from Spectrum’s low-cost manufacturing centers in Mexico and China. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales and effectively compete in a global marketplace.

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

•

Continuing to React Quickly to the Changing Defense Environment. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt existing technologies and products, such as thermal imaging, counter-IED RF jamming devices, rugged computer and communication systems, to address evolving military requirements, including rapid deployment and containment of non-conventional threats, such as terrorism and asymmetric warfare. We believe our expertise in electro-optics, rugged computers, advanced communications and network systems fits well into the DoD’s current and future technological focus.

•

Capitalize on the Emphasis on Transformation and Modernization. In recent years global government budgets, including the DoD budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision -guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent limited investment in future programs. The emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will be relatively strong. We believe our Systems & Subsystems segment, which manufactures components for these items is well positioned to benefit from the expected focus in those areas. With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-security operations. It will also be our continued strategy to focus on additional acquisition activity to expand our capabilities in these areas and to further enhance our organic growth.

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

Corporate Organization and History

API was incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. On November 6, 2006, we completed the business combination among API, API Nanotronics Sub, Inc., which we refer to as API Sub, and API Electronics Group Corp., which we refer to as API Ontario. We refer to the business combination in this Form 10-K as the Business Combination. In the Business Combination, which occurred under Ontario law, API combined with API Ontario, and API Ontario became API’s wholly-owned indirect subsidiary. API Sub is an Ontario corporation under the Business Corporations Act (Ontario), and was incorporated solely for the purpose of affecting the Business Combination. It has no operations. API Ontario became a wholly-owned subsidiary of API Sub pursuant to a Plan of Arrangement approved by the Ontario Superior Court of Justice. The holders of common shares of API Ontario were given the right to receive either 0.83 API common shares (which number reflects a subsequent share split and reverse share splits), or if the shareholder elected and was a Canadian taxpayer, 0.83 Exchangeable Shares of API Sub (which number reflects a subsequent share split and reverse share splits). Any API Ontario common shares not exchanged into Exchangeable Shares or API common shares will be cancelled on November 6, 2016.

In connection with the Business Combination, API changed its name to “API Nanotronics Corp,” which subsequently changed its name to API Technologies Corp. on October 22, 2009.

Operational Restructuring

Following the acquisitions of SenDEC and Spectrum in January 2011 and June 2011, respectively, we significantly expanded our operating facilities throughout North America and to include Mexico and China. Commencing in June 2011, we began cost reduction initiatives to rationalize the number of facilities and personnel which will result in us consolidating certain parts of our manufacturing operations.

During fiscal 2011, we implemented several cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, including Ronkonkoma, N.Y. and Hauppauge, N.Y. to our leased facility in Windber, PA and consolidating our two wholly-owned subsidiaries in Ottawa, Canada, resulting in the reduction of approximately $4 million in annual costs.

Products and Services

Operating through two principal business segments—Systems & Subsystems, and Secure Systems & Information Assurance—we are positioned as a total engineered solution provider to various world governments, as well as defense, aerospace and homeland security contractors. The segments are distinguished by product and service offerings.

The Systems & Subsystems segment includes the products and services of our operating subsidiaries API Defense Inc., API Defense USA Inc., API Systems Inc., National Hybrid Group, API Electronics, Inc., TM Systems, Keytronics and Filtran Limited, SenDEC Corp. and Spectrum Control, Inc. The Secure Systems & Information Assurance segment includes the products and services of our subsidiaries Cryptek, Emcon Emanation Control Inc., Secure Systems and Technologies and the Ion Networks division.

Our products and services fall within the following broad categories.

Systems & Subsystems

•	RF Solutions

We provide high-performance RF, microwave and millimeterwave solutions. In addition to offering one of the world’s largest selection of RF and microwave filters for high reliability applications, we specialize in the development of custom Integrated Microwave Assemblies (IMAs). Other featured products include single function assemblies, power amplifiers, data acquisition connectors, antennas, and specialty ceramic components.

•	Engineered Systems and Products

We develop and market highly engineered systems and products, used for force protection, communication, surveillance, and reconnaissance. Featured solutions include Unmanned Aerial Vehicles (UAVs) and systems, Unmanned Ground Vehicle (UGV) systems, aiming systems, and synthesizers.

•	Subsystems and Hybrids

Custom designed and off-the-shelf subsystems from API support mission critical applications, such as communication equipment, aircraft subsystems systems, computer peripherals, process control equipment, and instrumentation. Featured products include custom hybrids, MIL-STD-1553 Data Bus, terminals, transistors, and magnetics solutions.

•	Electronics Manufacturing Services

We deliver award-winning Electronics Manufacturing Services (EMS), including: New Product Introductions (NPI) and prototypes, turnkey manufacturing, Printed Circuit Board (PCB) assembly, electro-mechanical assembly, systems integration, test engineering, turnkey box build, and supply chain services. We specialize in NPI / prototypes, enabling customers to achieve faster time to market with new products. Through our U.S. and international EMS Centers of Excellence, we focus on engineering and superior customer service to meet any defense, medical, or commercial industry requirement.

•	Power Solutions

Whether used in data centers or the world’s harshest environments, our power products offer commercial and defense customers superior power, reliability, and energy efficiency. Products span power systems management, distribution, and panels, and custom-designed power supplies for defense and aerospace applications.

•	Sensors and Measurement

We offer a broad range of precision sensors and control products including position sensing solutions for precision guided munitions, gyros, accelerometers, and inertial measurement sensors for defense and aerospace applications, and position and temperature sensors for industrial and commercial applications.

•	Engineering Services

We offer a wide range of design and engineering services for both defense and commercial customers. Featured areas of expertise include: payloads, ground control systems, RF, microwave, and millimeterwave. From concept to manufacturing, we provide support at any stage of the product lifecycle.

Secure Systems & Information Assurance

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

•	Encryption

Our encryption products and services enable Federal, State and Local governments, Department of Defense agencies, the Department of Homeland Security and the Armed Services to interoperate securely across organizational boundaries and untrusted systems. API encryption products meet all NSA requirements for secret and below, will deliver mission-appropriate security without unnecessary user complexity or expense, enable dynamic network and device management and address emerging standards, including Suite B and IPMEIR.

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

Financial Information About Segments

Our operations are conducted in two reportable segments distinguished by product and service offerings: Systems & Subsystems, and Secure Systems & Information Assurance.

Year ended May 31, 2011	Systems & Subsystems (1)	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$89,150,631	$19,128,082	$—	$—	$108,278,713
Inter-segment sales	—	—	—	—	—

Total revenue	89,150,631	19,128,082	—	—	108,278,713

Operating Income (loss) before expenses below:	(657,869)	(1,109,186)	—	—	(1,767,055)
Corporate—head office expenses	—	—	6,745,485	—	6,745,485
Corporate—acquisition related charges	—	—	12,798,143	—	12,798,143
Depreciation and amortization	2,448,440	417,659	104,955	—	2,971,054
Other (income) expenses	(509,503)	62,236	5,155,992	—	4,708,725
Income tax recovery	(2,677,366)	—	—	—	(2,677,366)

Net loss from continuing operations	$80,560	$(1,589,081)	$(24,804,575)	$—	$(26,313,096)
Income from discontinued operations, net of tax	96,318	—	—	—	96,318

Net loss	$176,878	$(1,589,081)	$(24,804,575)	$—	$(26,216,778)

Segment assets	$158,260,989	$11,083,103	$103,827,630	$—	$273,171,722
Goodwill included in assets	$90,300,834	$—	$—	$—	$90,300,834
Capital expenditures	$1,282,098	$647,364	$71,780	$—	$2,001,242

(1)	Results for Systems & Subsystems for the year ended May 31, 2011 do not include Spectrum Control Inc.

Year ended May 31, 2010	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,327,058	$22,222,972	$—	$—	$68,550,030
Inter-segment sales	—	—	—	—	—

Total revenue	46,327,058	22,222,972	—	—	68,550,030

Operating Income (loss) before expenses below:	3,663,121	(195,478)	—	—	3,467,643
Corporate—head office expenses	—	—	3,222,840	—	3,222,840
Corporate—acquisition related charges	—	—	2,453,542	—	2,453,542
Depreciation and amortization	701,866	294,828	3,294	—	999,988
Other (income) expenses	(815,659)	111,751	782,904	—	78,996
Income tax expense	34,596	10,858	—	—	45,454

Net income (loss) from continuing operations	3,742,318	(612,915)	(6,462,580)	$—	$(3,333,177)
Loss from discontinued operations, net of tax	(5,681,864)	—	—	—	(5,681,864)

Net income (loss)	$(1,939,546)	$(612,915)	$(6,462,580)	$—	$(9,015,041)

Segment assets	$62,741,687	$12,350,457	$2,618,312	$—	$77,710,456
Goodwill included in assets	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures	$1,314,674	$257,172	$52,375	$—	$1,624,221
Impairment of fixed assets held for sale	$324,410	$—	$—	$—	$324,410
Impairment of long-lived assets of discontinued operations	$2,242,473	$—	$—	$—	$2,242,473

Major Customers

	2011	2010
Revenue
United States Department of Defense	6%	8%
United States Department of Defense subcontractors	65%	47%

Sales and Marketing

We use an integrated sales approach to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. At May 31, 2011 our sales, marketing and support team consists of approximately 29 people, and following the acquisition of Spectrum in June 2011, the team consists of an additional 44 people. Our use of experienced engineering personnel as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that close collaboration is critical to ensuring our products are incorporated into our customers’ equipment.

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

Backlog and Orders

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at May 31, 2011 was approximately $69,591,000 compared to $68,664,000 at May 31, 2010. The increase relates to the acquisition of SenDEC, which represents approximately $12,392,000 of our backlog, partially offset by the completion of a major contract for a large U.S. customer during the last twelve months.

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

Seasonality

No material portion of our business is considered to be seasonal, except our Secure Systems & Information Assurance segment, which typically slows down during the summer months. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the contract manufacturers who work for them in the United States, Canada, the United Kingdom and various other countries in the world. Approximately 71% and 55% of total consolidated revenues for the twelve months ended May 31, 2011 and 2010, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. One of the U.S. customers, a tier one defense subcontractor, represented approximately 21% of revenues for the twelve months ended May 31, 2011 and 20% of revenues for the year ended May 31, 2010. The same customer represented 5% and 20% of accounts receivable as of May 31, 2011 and May 31, 2010, respectively.

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

Most of our product development costs are recoverable under contractual arrangements; however, some of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $2,389,000, and $2,200,000 for the twelve months ended May 31, 2011 and 2010, respectively.

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

Some of our principal competitors include Aeroflex, Incorporated, Anaren Inc., (NASDAQ: ANEN), Data Devices Inc., Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS), DRS.Finmeccanica, Ducommun Incorporated (NYSE: DCO), Cobham plc, Comtech EF Data Corp., M/A-COM Technology Solutions Inc. as well as numerous other competitors in specific business lines. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

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

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We have certain registered trademarks, none of which we consider to be material to our current operations. We own numerous United States and foreign patents and have certain patents pending, but do not believe that the conduct of our business as a whole is materially dependent on any single patent, trademark or copyright.

The products we sell require a large amount of engineering design and manufacturing expertise. We have patents on certain of our hybrid electronic components and systems, optocouplers, secure network systems, virtual data labeling systems, and secure access management systems. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible that a competitor may also learn to design and produce products with similar performance capabilities as our products, which may result in increased competition and a reduction of sales for our products. We intend to file patent applications to protect future material proprietary technology, inventions and improvements. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantage to us.

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

In connection with our U.S. government business, we are also subject to government audits and reviews of our accounting procedures, business practices and procedures, and internal controls for compliance with procurement regulations and applicable laws. We could also be subject to an investigation as a result of private party whistleblower lawsuits. We may be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time. Since defense sales account for a significant portion of our business, any such suspension or debarment would have a material adverse effect on our business. It is our policy to cooperate with the government in any investigations of which we have knowledge, but the outcome of any such government investigation cannot be predicted with certainty. We believe we have complied in all material respects with applicable government requirements. We are not aware of any current government investigations of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws.

Some of our activities require security clearances from the Defense Industrial Security Clearance Office, which is part of the Defense Security Service, an agency of the DoD. A security clearance is a determination by the United States government that a person or company is eligible for access to classified information. There are two types of clearances: Personnel Security Clearances and Facility Security Clearance. We have sufficient security clearances for our activities.

In order to qualify as an approved supplier of products for use in equipment purchased by military services or aerospace programs, we are required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, and the Navy. Our products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. To the extent required, we meet or exceed all of these specifications.

Our products are often incorporated into wireless communications systems that are subject to various FCC regulations, as well as regulation internationally by other foreign government agencies. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition. Changes in, or the failure by us to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may have a material adverse effect on the sale of products by us to such customers.

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

Through the Spectrum acquisition on June 1, 2011, we own certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired by Spectrum from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations.

Spectrum’s purchase price for the acquired property included the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, Spectrum entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) Spectrum agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) Spectrum purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term commencing 2005 and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten-year policy term.

Based upon Spectrum’s environmental review of the property, Spectrum recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2011, remediation expenditures of $2.2 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $587,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan, $280,000 of the total remediation costs are expected to be incurred during the next twelve months.

Except as described above, we believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits.

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

Employees

As of May 31, 2011, we had approximately 630 full-time employees, including 312 in manufacturing, 29 in sales and marketing, 33 in contracts and customer service, 62 in engineering and research and development, 77 in quality assurance, and 117 in general and administrative. From May 31, 2010 to May 31, 2011, our net headcount increased by 33 employees from 597 primarily as a result of 160 employees from the SenDEC acquisition, partially offset by 127 reductions as part of our ongoing business and operational strategy to consolidate operations and reduce costs. Following the acquisition of Spectrum in June 2011, we added approximately 1,636 full-time employees. None of our employees are subject to a collective bargaining agreement. Following the Spectrum acquisition and the completion of our additional operational restructuring/facility consolidation, which is expected to occur by December 31, 2011, some resources will be redeployed and others reduced.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are good.

Executive Officers of the Registrant

The following table lists as of August 1, 2011, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Brian R. Kahn	37	Chairman, Chief Executive Officer, and Director	2011
Bel Lazar	50	Chief Operating Officer and President	2011
John P. Freeman	56	Chief Financial Officer	2011

Set forth below is certain biographical information regarding each of our executive officers.

Brian R. Kahn

Brian R. Kahn has served as Chairman of the Board of Directors and Chief Executive Officer since January 21, 2011. Mr. Kahn founded and has served as the investment manager of Vintage Capital Management, LLC, and its predecessor, Kahn Capital Management, LLC (“KCM”) since 1998, a private equity firm that focuses on public and private market investments in consumer, manufacturing and defense industries. He recently served as director of Integral Systems, Inc., prior to its acquisition by Kratos Defense & Security Systems, where he served on the Nominating and Governance, Strategic Growth and Special Litigation committees. Mr. Kahn is the former Chairman of the Board of Directors of White Electronic Designs Corporation, where he served on the governance, compensation and strategic initiatives committees. Mr. Kahn graduated cum laude and holds a Bachelor of Arts degree in Economics from Harvard University.

Bel Lazar

Bel Lazar became our President and Chief Operating Officer on March 1, 2011. Mr. Lazar served most recently at Microsemi Corporation (NASDAQ: MSCC) as Senior Vice President of Operations and a member of their executive team from September 2008 to March 1, 2011. Microsemi is a provider of semiconductor technology. Microsemi’s products include high-performance, high-reliability analog and RF devices, mixed signal integrated circuits, FPGAs and customizable SoCs, and subsystems solutions. Microsemi serves leading system manufacturers around the world in the defense, homeland security, aerospace, enterprise, commercial, and industrial markets. Prior to Microsemi, Mr. Lazar spent over 22 years at International Rectifier (NYSE: IRF), which specializes in power management technology, from digital, analog and mixed-signal ICs to advanced circuit devices, power systems and components. Mr. Lazar served as International Rectifier’s Vice President of Aerospace & Defense Operations and R&D from July 2003 to September 2007 and Vice President of the Aerospace & Defense business unit from September 2007 to February 2008. Mr. Lazar holds a Bachelor of Science degree in Engineering from California State University, Northridge, a Master of Science Degree in Computer Engineering from the University of Southern California, and a Juris Doctor degree from Southwestern University School of Law.

John P. Freeman

John P. Freeman, C.P.A., C.M.A., became our Chief Financial Officer on the effective date of the Spectrum acquisition, June 1, 2011. Mr. Freeman has over 35 years of professional accounting and finance experience. Prior to joining API, Mr. Freeman served as Chief Financial Officer of Spectrum Control, Inc. since 1990, having previously served as Corporate Controller. He was appointed a Senior Vice President in 2000 and served on the company’s Board of Directors from 1991 through May 2011. Prior to joining Spectrum Control, Mr. Freeman was a Principal with the Certified Public Accounting firm of Root, Spitznas & Smiley, Inc. Previous roles included Principal with Salvia, Schaffner & Bigelow, Inc. and accountant with Price Waterhouse & Co. Mr. Freeman earned his Bachelor’s Degree in Accounting from Gannon University and is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

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

Risks Related to Our Business

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. For the year ended May 31, 2011, defense spending represented approximately 83% of our total consolidated sales, which does not include Spectrum sales. For the fiscal year ended November 30, 2010, defense sales represented approximately 60% of Spectrum’s total consolidated sales. Reductions or changes in defense spending, including as a result of new U.S. government budget reductions, could have a material adverse effect on our sales and profits.

Changes in appropriations and in the national defense policy and decreases in ongoing defense programs including as a result of U.S. government budget reductions, could adversely affect our performance. Such occurrences are beyond our control. For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. Also, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. A change of elected officials could result in substantial changes in defense spending. In addition, a difference in philosophy or the worsening economic climate of the country could reduce or change appropriations.

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

Our business may be adversely affected by global economic conditions

The continuation or resurgence of the recent global economic downturn and credit crisis may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products and services; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. In addition, recent economic conditions have caused deficits in the U.S. and other countries to rise significantly, which is likely to result in budget cuts and reduced public spending in a number of areas. As a result, defense budgets generally are under pressure. Reduced defense spending may affect products purchased by those governments or their prime contractors from us and may materially adversely affect our operations and financial condition.

We are reliant on certain security clearances for some of our business

We have obtained a Facility Security Clearance from the Defense Industrial Security Clearance Office, which is part of the Defense Security Service, or DSS, for several of our U.S. facilities. If we do not maintain the Facility Security Clearance we would be prevented from continuing those business activities that require access to classified information. Our ability to maintain our Facility Security Clearance has a direct impact on our ability to bid on or win new contracts, complete existing contracts, or effectively re-bid on expiring contracts either directly through the U.S. government or through U.S. defense contractors. The inability to obtain and maintain our Facility Security Clearance would have a material adverse affect on our business, financial condition and operating results.

The integration of acquisitions may be difficult and may not yield the expected results

As a result of recent acquisitions and, as part of our general business strategy, we expect to experience significant growth and expect such growth to continue into the future. This growth is expected to place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to effectively integrate the acquired companies, including our newly acquired subsidiaries, SenDEC and Spectrum, with our own operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain product and service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations. Integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationships with employees and customers. Ultimately, acquisitions may not be as profitable as expected or profitable at all.

Some of the additional risks that may continue to affect our ability to integrate acquired companies include those associated with:

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	consolidating and integrating operations and space, and the costs and risks associated therewith;

•	integrating administrative processes, accounting practices and technologies;

•	transferring required governmental permits and consents;

•	retaining customers and contracts from the acquired companies;

•	increasing the scope, geographic diversity and complexity of our operations; and

•	implementing the controls and procedures and policies appropriate for a public company to any acquired company that prior to their acquisition lacked such controls, procedures and policies.

For certain acquisitions, we have raised the capital required to make such acquisitions from the issuance of shares, warrants, and convertible debt, which has been dilutive to our shareholders.

Additionally, in the period following an acquisition, we are required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they are written down to estimated fair value, with a charge against earnings.

We currently maintain approximately $171 million of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At June 30, 2011, we had $171 million in aggregate principal amount of outstanding debt net of discounts, which is secured by substantially all of our assets.

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

Net sales could decline significantly if we lose a major customer or a major program

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., Canadian and United Kingdom governments’ Departments of Defense (directly and through subcontractors) account for approximately 71% and 6% and 6%, respectively, of our revenues for the year ended May 31, 2011. One of the U.S. customers, a tier one Department of Defense subcontractor represented approximately 21% of revenues for the year ended May 31, 2011. A loss of a significant customer could adversely impact the future operations of our Company.

In many cases, our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our services and products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations, cash flows and financial position.

Our operations are subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to fines, penalties, suspension or debarment

Our contracts and operations are subject to various laws and regulations. Prime contracts with various agencies of the U.S. government, and subcontracts with other prime contractors, are subject to numerous procurement regulations, including Federal Acquisition Regulation, the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. government agencies. Given our dependence on U.S. government business, suspension or debarment could have a material adverse effect on our financial results.

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

The possibility of goodwill impairments exists

As a result of recent business acquisitions, including SenDEC, goodwill is a significant part of our total assets. At May 31, 2011, our total assets were approximately $273 million, which included approximately $90 million of goodwill. In addition, we anticipate an increase in goodwill of approximately $120 million in connection with the Spectrum acquisition. Goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill in accordance with current accounting standards. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if our future financial performance were to decline significantly, we could incur a material non-cash charge in our income statement and a material reduction in our shareholders’ equity for the impairment of goodwill.

The concentration of our share ownership among our current officers, directors and their affiliates may limit our shareholders’ ability to influence corporate matters

Our officers and directors as a group beneficially own a large percentage of our shares. Therefore, directors and officers, acting together may have a controlling influence on (i) matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and (ii) our management and affairs. This concentration of ownership also may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our shares.

We have a history of net losses, and may not be profitable in the future

We have incurred net losses for each of the last five fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common shares.

Our inability to retain and attract employees with key technical or operational expertise may adversely affect our business

The products that we sell require a large amount of engineering design, manufacturing and operational expertise. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. Competition for personnel in our industry is intense and there are a limited number of persons, especially engineers, with knowledge of and experience in our technologies. Our design and development efforts depend on hiring and retaining qualified technical personnel. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our operating performance or on our ability to capitalize on market opportunities. In addition, if we were to lose one or more of our key employees, then we would likely lose some portion of our institutional knowledge and technical know-how, which could adversely affect our business.

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

We are dependent on key personnel

We are dependent upon a small number of key personnel. Brian R. Kahn is the Chairman of the Board and Chief Executive Officer of API and is instrumental in directing our growth. We are depending upon Mr. Kahn to continue to act in such capacity. Bel Lazar, API’s President and Chief Operating Officer, is also important to API’s future strategy. The loss of the services of those individuals could have a material adverse effect on our business because we believe our success will depend in large part on the efforts of these individuals. While API entered into an employment letter agreement with Mr. Lazar, such letter agreement provides that his employment is at-will. We do not currently propose to enter into any long-term employment agreements or obtain key-man insurance in respect of such key personnel.

Downturns in the cyclical semiconductor or electronic component industries would adversely affect our operating results and our value

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

Precious metals are subject to price fluctuations

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Certain of our microwave components and systems require gold plating. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results. Historically, the Company has been able to pass on precious metal price increase to its customers, in the form of precious metal price adders or direct sales price increases. However, there can be no assurance that customers will continue to accept these selling price adjustments and, as a result, there may be a material adverse affect on our operating margins and overall operating results.

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

Our lengthy sales cycle may increase the likelihood that our quarterly net sales will fluctuate which may adversely affect the market price of our shares of common stock

Due to the complexity of our technology and the types of end uses for our products, our customers perform, and require us to perform, extensive process and product evaluation and testing, which results in a lengthy sales cycle. Our sales cycles can often last for several months, and may last for up to a year or more. Additionally, as we are a tier three supplier, our orders are dependent on funding and contract negotiations through multiple parties which can affect our receipt of orders due to matters outside of our control. Our business is moving towards a business base driven more by larger orders on major defense programs. As a result of these factors, our net sales and operating results may vary unpredictably from period to period. This fact makes it more difficult to forecast our quarterly results and can cause substantial variations in operating results from quarter to quarter that are unrelated to the long-term trends in our business. This lack of predictability in our results could adversely affect the market price of our common shares in particular periods.

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

Environmental liabilities could adversely impact our financial position

United States, Canadian, and United Kingdom laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes or in our finished goods. Under environmental regulations, we are responsible for determining whether certain toxic metals or chemicals are present in any given components we purchase and in each product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our operating results, cash flows and financial condition.

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

Risks Relating to Our Shares of Common Stock

Our stock market price and trading volume is volatile

The market for our common stock is volatile. Our share price is subject to volatility in both price and volume arising from market expectations, announcements and press releases regarding our business, and changes in estimates and evaluations by securities analysts or other events or factors.

Over the years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly smaller-capitalization companies like us, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, our shares of common stock are subject to significant volatility resulting from purely market forces over which we will have no control. Further, the market for our common stock has been very thin. As a result, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares.

We do not expect to pay dividends

We intend to invest all available funds to finance our growth. Therefore our shareholders cannot expect to receive any dividends on our shares of common stock in the foreseeable future. Even if we were to determine that a dividend could be declared, we could be precluded from paying dividends by restrictive provisions of loans, leases or other agreements or by legal prohibitions under applicable corporate law.

Our failure to comply with The NASDAQ Stock Market’s continued listing standards may adversely affect the price and liquidity of our shares of common stock as well as our ability to raise capital in the future

Our common stock commenced trading on the NASDAQ Capital Market on June 27, 2011, under the symbol ATNY. Until we became listed on NASDAQ, our common stock was quoted and traded on the OTC Bulletin Board. NASDAQ requires listed companies to maintain minimum financial thresholds and comply with certain corporate governance regulations to remain listed. If we are unsuccessful in maintaining compliance with the continued listing requirements of NASDAQ, then our common stock could be delisted and may trade only in the secondary markets such as OTC Bulletin Board. Delisting from NASDAQ could adversely affect our liquidity and price of our common stock as well as our ability to raise capital in the future.

Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the company may be diluted. As of May 31, 2011, we have outstanding options to purchase 2,285,999 shares of common stock that were granted to directors, officers, employees and consultants that have a weighted average price of $5.74. In addition, we issued the following: in December 2009 we issued 62,500 warrants with an exercise price of $5.08 per share, and on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share.

ITEM 2.	PROPERTIES

We operate from leased facilities in the following locations:

Location	Description	Approximate Square Footage (excludes subleased space)
Windber, Pennsylvania (Includes four facilities)	Manufacturing: - Secure Systems & Information Assurance - Systems & Subsystems - Engineering & Sales	147,000

Marlborough, Massachusetts	Manufacturing: - Systems & Subsystems	86,000

Fairport, New York (Includes two facilities)	Manufacturing: - Systems & Subsystems	82,000

Guong Dong Province, China	Manufacturing: - Systems & Subsystems	70,000

Juarez, Mexico	Manufacturing: - Systems & Subsystems	55,000

Hudson, New Hampshire	Manufacturing: - Systems & Subsystems	39,000

Kanata (Ottawa), Ontario	Manufacturing: - Secure Systems & Information Assurance - Systems & Subsystems	31,000

Grass Valley, California (Includes three facilities)	Offices and Manufacturing: - Systems & Subsystems	25,300

Sterling, Virginia	Sales office and Manufacturing - Secure Systems & Information Assurance	17,000

Melbourne, Florida	Manufacturing: - Systems & Subsystems	13,200

Akron, Ohio	Manufacturing: - Systems & Subsystems	11,000

Girard, Pennsylvania	Storage	8,700

Columbia, Maryland	Design Center	7,000

South Plainfield, New Jersey	Sales Office	7,000

Ronkonkoma, New York	Sales Office and Design Centre	4,100

Schwabach, Germany	Sales Office	3,000

Westborough, Massachusetts	Sales Office	300

We also operate from owned facilities in the following locations:

Location	Description	Approximate Square Footage	Principal Balance Outstanding at May 31, 2011 on Related Mortgage
State College, Pennsylvania	Manufacturing: - Systems & Subsystems	250,000	N/A

Wesson, Mississippi	Manufacturing: - Systems & Subsystems	55,000	N/A

Fairview, Pennsylvania (includes two facilities)	Sales, Admin Offices and Manufacturing: - Systems & Subsystems	53,000	N/A

Palm Bay, Florida	Manufacturing: - Systems & Subsystems	51,000	N/A

Gloucester, United Kingdom	Manufacturing: - Secure Systems & Information Assurance	25,300	$1,662,000

St. Mary’s, Pennsylvania	Manufacturing: - Systems & Subsystems	22,000	N/A

Auburn, New York	Manufacturing: - Systems & Subsystems	21,000	N/A

Philadelphia, Pennsylvania	Manufacturing: - Systems & Subsystems	20,000	N/A

Ogdensburg, New York	Building Held for Sale	16,000	N/A

Delmar, Delaware	Manufacturing: - Systems & Subsystems	15,000	N/A

Our executive corporate offices are located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, Florida.

We believe that our facilities are suitable and adequate to meet our needs. We will continue to consolidate certain of our operations that will result in reduced overhead expenses and greater overall efficiencies and profitability.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock commenced trading on the NASDAQ Capital Market on June 27, 2011 under the ticker symbol ANTY. Prior to that date, our common stock was qualified for quotation on the OTC Bulletin Board. None of the shares of our subsidiaries are publicly traded.

The following table lists the reported high and low bid prices of our common stock for each quarter as reported by the OTC Bulletin Board for the fiscal periods indicated. Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. We effected a one-for-four reverse stock split on December 28, 2010. The bid prices below have been adjusted to give retroactive effect to the reverse stock split.

	SHARE BID PRICE
	High	Low
Fiscal 2011
Fourth Quarter (5/31/11)	$8.25	$6.02
Third Quarter (2/28/11)	$6.75	$3.48
Second Quarter (11/30/10)	$5.00	$3.32
First Quarter (8/31/10)	$5.80	$4.20

Fiscal 2010
Fourth Quarter (5/31/10)	$6.68	$4.44
Third Quarter (2/28/10)	$6.96	$4.04
Second Quarter (11/30/09)	$7.36	$3.08
First Quarter (8/31/09)	$5.84	$2.64

Registered Holders of our Common Stock

As of August 10, 2011, we had approximately 152 shareholders of record, although there are a larger number of beneficial owners.

Dividends

Since our inception, we have not paid any dividends on our shares of common stock. In addition, our loan documents limit our ability to pay dividends or distributions subject to customary exceptions. We do not anticipate that we will pay dividends in the foreseeable future. API Sub has not and does not intend to pay any dividends on its common shares. Dividends on Exchangeable Shares will only be paid to the extent that dividends, if any, are paid on our common shares.

Recent Sales Of Unregistered Securities

Issuances of unregistered securities during the fiscal year ended May 31, 2011 were previously reported on our Current Reports on Form 8-K.

Recent Repurchases of our Shares

There were no shares of our common stock repurchased by us during the fourth quarter of fiscal year 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

General

We design, develop and manufacture highly engineered solutions, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. We own and operate several state-of-the-art manufacturing facilities in North America and the United Kingdom. With the Spectrum acquisition, we now also have manufacturing facilities in China and Mexico. Our customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Operating through two segments, Systems & Subsystems, and Secure Systems & Information Assurance, we are positioned as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors. We provide a wide range of electronic manufacturing services from prototyping to high volume production, with specialization in high speed surface mount circuit card assembly for military and commercial organizations. Our manufacturing and design products have recently been expanded to include secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

On January 9, 2011, API entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vintage Albany Acquisition, LLC (“Vintage”) and API Merger Sub, Inc., pursuant to which we acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, we acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API shares of common stock to Vintage.

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including without limitation, certain earn-out payments, and payments in an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

The acquired product lines from the KGC Companies in January 2010 significantly expanded our Systems & Subsystems revenues, including approximately $54,608,000 to net sales for the year ended May 31, 2011. The July 2009 Cryptek acquisition expanded our manufacturing and design of products to include secured systems & information assurance products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. The acquired product lines from SenDEC in January 2011 significantly expanded our Systems & Subsystems revenues, including approximately $19,286,000 to net sales for the year ended May 31, 2011.

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield,

New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel, resulting in the consolidation of our manufacturing operations from eight facilities into three facilities. This process was completed in December 2010 and is expected to result in the reduction of approximately $4 million in annual costs. In connection with the SenDEC acquisition, we now also have two manufacturing facilities in Fairport, New York.

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

Recent Developments

On June 1, 2011, API completed the acquisition of Spectrum Control, Inc. (“Spectrum”) through the merger of Erie Merger Corp., a wholly owned subsidiary of API, with and into Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $270 million, including the value of stock options cashed-out as a result of the Spectrum Merger. The Spectrum acquisition will significantly expand our Systems & Subsystems revenues in future periods. In addition, we now have additional manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; Philadelphia, Pennsylvania; St. Mary’s Pennsylvania; Palm Bay, Florida; Grass Valley, California; Marlborough, Massachusetts; Hudson, New Hampshire; Auburn, New York; Wesson, Mississippi; Juarez, Mexico; and Guong Dong Province, China.

In addition, on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility. On June 27, 2011, the Company amended the credit facility to provide for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. API also on June 27, 2011 completed a private placement of approximately $31 million of common shares at a price of $6.50 per share.

Operating Revenues

We derive operating revenues from the sales in our two principal business segments: Systems & Subsystems, and Secure Systems & Information Assurance. The acquisition of SenDEC on January 21, 2011 and the asset acquisition of the KGC Companies on January 20, 2010 significantly expanded our Systems & Subsystems revenues. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems & Subsystems Revenue includes high speed surface mount circuit card assembly for military prime contractors and advanced weapon systems including missiles, counter-IED RF jamming devices, unmanned air, ground and robotic systems. Other products include naval aircraft landing and launching systems, radar systems alteration, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display

(LCD) technology and other mission critical systems and components. The main demand today for our Systems and Subsystems products come from various world governments, including militaries, defense organizations, aerospace, homeland security and prime defense contractors.

Secure Systems & Information Assurance Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation products and services, ruggedized computers and peripherals, network security appliances and software. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other NATO and European Union countries. These products and systems include: TEMPEST and Emanation products and services, ruggedized computers and peripherals, network security appliances and software.

Cost of Revenue

Prior to the Spectrum acquisition, we conducted all of our design and manufacturing efforts in the United States, Canada and United Kingdom. Cost of goods sold primarily consists of costs that were incurred to design, manufacturer, test and ship the products. These costs include raw materials, including freight, direct labor, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

Operating Expenses

Operating expenses consist of selling, general, administrative expenses, research and development, business acquisition and related charges and other income or expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include compensation and benefit costs for all employees, including sales and customer service, sales commissions, executive, finance and human resource personnel. Also included in SG&A is compensation related to stock-based awards to employees and directors, professional services for accounting, legal and tax, information technology, rent and general corporate expenditures.

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at May 31, 2011 (prior to the acquisition of Spectrum) was approximately $69,591,000 compared to $68,664,000 at May 31, 2010. The increase relates to the acquisition of SenDEC, which represents approximately $12,392,000 of our backlog, partially offset by the completion of a major contract for a large U.S. customer during the last twelve months.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated and that have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Years Ended May 31, 2011 and 2010

The following discussion of results of operations is a comparison of our years ended May 31, 2011 and 2010.

Operating Revenue

	Years ended May 31,
	2011	2010	% Change
Revenues by segments:
Systems & Subsystems from continuing operations	$89,150,631	$46,327,058	92.4%
Secure Systems & Information Assurance from continuing operations	19,128,082	22,222,972	(13.9)%

	$108,278,713	$68,550,030	58.0%

We recorded a 58.0% increase in revenues for the year ended May 31, 2011 over the same period in 2010. The increase is mainly attributed to the acquisition of SenDEC on January 21, 2011 and the acquisition of the assets of the KGC Companies completed on January 20, 2010. In addition, the Secure Systems & Information Assurance results include twelve months results compared to less than eleven months for the year ended May 31, 2010, after the July 7, 2009 acquisition of the Cryptek assets. During the year ended May 31, 2011, our revenues were negatively impacted in our Systems & Subsystems segment by delays on new programs that delayed revenues into future quarters, as well as lower throughput while manufacturing operations from our New York facility were physically moved into our Pennsylvania location as part of our restructuring initiatives. We were also impacted by a decrease in our Secure Systems & Information Assurance revenues primarily as a result of delays in receiving facility clearance at one of our U.S. facilities, which prevented us from bidding on secure contracts. That facility clearance was awarded in November 2010.

Operating Expenses

Cost of Revenue and Gross Margin

	Years ended May 31,
	2011	2010
Gross margin by segments:
Systems & Subsystems from continuing operations	16.3%	25.4%
Secure Systems & Information Assurance from continuing operations	29.6%	25.1%
Total	18.6%	25.3%

Our combined gross margin for the year ended May 31, 2011 decreased by approximately 6.7 percentage points compared to the year ended May 31, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales increased in the year ended May 31, 2011 from 74.7% to 81.4% compared to the same period in 2010. The Systems & Subsystems segment cost of sales increased 9.1% compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC and the assets of the KGC Companies during the year ended May 31, 2011, and initially lower efficiency on the transferred production at our Pennsylvania location, compared to the same period in 2010. The Secure Systems & Information Assurance segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits through consolidation efforts and cost cutting measures. Total cost of revenue from continuing operations for the year ended May 31, 2011 included approximately $2,067,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $18,960,000 for the year ended May 31, 2011 from $11,980,000 for the year ended May 31, 2010. The increase is primarily a result of the addition of SenDEC in January 2011 and the KGC Companies in January 2010, which increased general and administrative expenses by approximately $1,362,000 and $3,684,000, respectively, for the year ended May 31, 2011, higher share based compensation and higher professional fees, partially offset by certain cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses for the year ended May 31, 2011 were 17.5%, which was consistent with the prior year.

The major components of general and administrative expenses are as follows:

	Years ended May 31,
	2011	% of sales	2010	% of sales
Accounting and Administration	$4,778,791	4.4%	$3,978,177	5.8%
Share based compensation—general and administrative	$2,754,165	2.5%	$1,215,010	1.8%
Professional Services (including Audit and Legal)	$2,597,828	2.4%	$2,034,469	3.0%

Selling Expenses

Selling expenses from continuing operations increased to approximately $6,347,000 for the year ended May 31, 2011 from approximately $3,352,000 for the same period in fiscal 2010. The increase was largely due to the inclusion of selling expenses related to the acquisition of SenDEC and the asset acquisition of the KGC Companies on January 21, 2011 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 5.9% for the year ended May 31, 2011, compared to 4.9% for the year ended May 31, 2010.

The major components of selling expenses are as follows:

	Years ended May 31,
	2011	% of sales	2010	% of sales
Payroll Expense—Sales	$3,907,801	3.6%	$1,856,606	2.7%
Commissions	$976,433	0.9%	$850,679	1.2%

Research and Development Expenses

Research and development costs from continuing operations increased slightly to approximately $2,389,000 for the year ended May 31, 2011 from approximately $2,200,000 for the same period in fiscal 2010.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the year ended May 31, 2011, business acquisition and related charges were approximately $12,798,000 associated with the completion of the SenDEC acquisition and the Spectrum acquisition, compared to approximately $2,453,000 for the year ended May 31, 2010 associated with the asset acquisitions of Cryptek and the KGC Companies.

Operating Loss

We posted an operating loss from continuing operations for the year ended May 31, 2011 of approximately $24,282,000 compared to an operating loss from continuing operations of approximately $3,209,000 for the same period in 2010. The increase in operating loss of approximately $21,073,000 is attributed to i) an increase in restructuring and acquisition related costs of approximately $15,166,000 due primarily to costs associated with the SenDEC and Spectrum acquisitions in fiscal 2011, and ii) lower gross margin in the Systems & Subsystems segment as a result of product mix, and initially lower efficiency on the transferred production at our Windber, Pennsylvania location compared to the same period in 2010.

Other (Income) and Expense

Total other expense for the year ended May 31, 2011 amounted to approximately $4,709,000, compared to approximately $79,000 for the same period in 2010.

The increase in other expense is largely attributable to an increase in interest expense of approximately $1,213,000 from higher average debt levels throughout the year, and $2,776,000 of non-cash expense related to the amortization of note discounts on $20,000,000 promissory notes repaid and $3,650,000 of convertible notes converted to shares in January 2011. The increase in net other expense was also attributable to reduced other income. The year ended May 31, 2011 included approximately $960,000 of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y. and other fixed assets, and approximately $322,000 gain on the sale of marketable securities, while the year ended May 31, 2010 included a gain of approximately $993,000 on the acquisition of the assets of Cryptek, a gain of approximately $80,000 on the sale of a parcel of land in Ronkonkoma, N.Y. and a gain of approximately $845,000 on the sale of a building the Company owned in Ottawa, Canada.

Income Taxes

Income taxes amounted to a recovery of approximately $2,677,000 for the year ended May 31, 2011, compared to income tax expense of $45,454 from the same period in 2010. As a result of acquiring SenDEC, we determined it was more likely than not to recognize a portion of the deferred tax assets; therefore we released approximately $2,677,000 valuation allowance as of May 31, 2011. In view of the prior years’ losses and the uncertainty relating to our future profitability we continue to provide for 100% valuation allowance resulting in no deferred tax assets on a net basis. However, in future periods there is potential for the valuation allowance to be lowered based upon future improvements in projected operating results.

Income (Loss) From Discontinued Operations

We generated a gain from discontinued operations of approximately $96,000 for the year ended May 31, 2011, compared to a loss of approximately $5,682,000 in the same period of fiscal 2010. The gain in fiscal 2011 is attributable to the sale of the assets of our nanotechnology operations in June 2010 compared to the on-going operations of the nanotechnology business and write-down of long-lived assets to net realizable value for the year ended May 31, 2010.

Net Loss

We recorded a net loss for the year ended May 31, 2011 of approximately $26,217,000, compared to a net loss of approximately $9,015,000 for the year ended May 31, 2010. The increase in the net loss is largely due to an increase in acquisition expenses in the amount of approximately $10,344,000, an increase in restructuring charges in the amount of approximately $4,822,000, higher interest expense, and the $2,776,000 non-cash expense related to the amortization of note discounts on debt extinguished ($20,000,000 promissory notes repaid in January 2011 and $3,650,000 convertible debt converted to shares in January 2011).

Liquidity and Capital Resources

The Year Ended May 31, 2011 compared to May 31, 2010

At May 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $108,417,312, compared to $4,496,025 at May 31, 2010. Subsequent to May 31, 2011 we used approximately $91,000,000 as part of the purchase price of the Spectrum acquisition.

Cash used by continuing operating activities of approximately $9,741,000 for the year ended May 31, 2011, was higher than cash used by continuing operations of approximately $2,353,000 for the year ended May 31, 2010. During the year ended May 31, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted from an increase in the net loss primarily due to higher acquisition related and restructuring cash charges ($17,416,000 – in fiscal 2011 vs. $3,661,000 in fiscal 2010), and higher interest payments, partially offset by an increase in cash generated by changes in operating assets and liabilities.

Cash generated by investing activities for the year ended May 31, 2011 consisted of net cash acquired in the SenDEC acquisition ($32,353,000), proceeds on the sale of the assets of NanoOpto for approximately $2,041,000 and proceeds from the sale of two manufacturing buildings and other fixed assets totaling approximately $1,724,000, partially offset by the acquisition of capital assets of approximately $2,001,000. Cash used in investing activities for the year ended May 31, 2010 consisted mainly of the acquisition of the assets of the KGC Companies for $14,000,000 and the acquisition of the assets of Cryptek for approximately $2,929,000, and the acquisition of capital assets of approximately $1,624,000, partially offset by proceeds from sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $951,000, the sale of a building the Company owned in Ottawa, Canada for proceeds of approximately $1,871,000.

Cash flows generated by financing activities for the year ended May 31, 2011 totaled approximately $78,889,000, which resulted mainly from the $105,539,000 proceeds of a private placement and $3,674,000 net additional drawings on a line of credit facility with RBC Bank (USA), partially offset by the repayment of $20,000,000 promissory notes and the $9,100,000 promissory note to the sellers of the assets of the KCG Companies, and certain capital lease obligations. During the year ended May 31, 2010, cash flow provided by financing totaled $23,294,572 and consisted mainly of the net proceeds from the issuance of $20,000,000 promissory notes in connection with the acquisition of the assets of the KGC Companies and the issuance of $3,650,000 convertible debt in connection with the acquisition of the assets of Cryptek, net of repayment of long-term debt and repurchases of common shares.

Credit Agreement with Morgan Stanley and Private Placement

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a credit agreement with Morgan Stanley, and with other lenders from time to time parties thereto. The Credit Agreement provided for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which provides for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. The borrowings under the new senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either:

•	the base rate plus a margin equal to 5.25%, subject to adjustment as noted below; or

•	the LIBOR rate plus a margin equal to 6.25%, subject to adjustment as noted below.

The “base rate” means the highest of (i) the Agent’s prime lending rate, (ii) the federal funds rate plus a margin equal to 0.50%, (iii) the one month LIBOR rate plus a margin equal to 1.00% and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. If the interest rate margin for incremental revolving loans is higher than the interest rate margin for existing revolving loans, then:

•	the interest rate margin for all revolving loans shall be increased to the higher applicable interest rate margin for incremental revolving loans; and

•

the interest rate margin for all term loans shall be increased to the extent necessary so that such interest rate margin is 0.25% less than the interest rate margin applicable to such incremental revolving loans.

Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months).

Revolving loans may be borrowed, repaid and reborrowed until June 1, 2014, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid. The term loans are to be repaid quarterly at the end of each of API’s fiscal quarters, with each quarterly installment equaling one quarter of 1% of the aggregate principal amount of the term loans outstanding as of June 27, 2011, with the remaining balance to be paid on the maturity date of June 1, 2016. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with API’s receipt of net proceeds from certain issuances of indebtedness, sales of assets, casualty events, annual excess cash flow and capital contributions resulting from the exercise of its equity cure rights with respect to financial covenants. In the event that the term loans are refinanced or repriced prior to June 1, 2012, and the effective interest rate margin or weighted average yield is less than the applicable interest rate margin or weighted average yield, then a fee will be due in an amount equal to 1.0% of the principal amount of such term loans prepaid or 1.0% of the principal amount of such term loans outstanding after giving effect to such repricing.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to API and its subsidiaries, including covenants that limit the ability of API and its subsidiaries to grant liens, merge or consolidate, dispose of assets, pay dividends or distributions, repurchase shares, incur indebtedness, make loans, make investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, enter into certain restrictive agreements affecting its subsidiaries, and enter into certain negative pledge arrangements, in each case subject to customary exceptions for a credit agreement of this size and type. The Company is also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest expense coverage ratio. The Amended and Restated Credit Agreement also includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Amended and Restated Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the Amended and Restated Credit Agreement.

After giving effect to the application of the proceeds of the equity financing discussed below to the repayment of $30 million aggregate principal amount of term loans, $170 million aggregate principal amount of term loans remained outstanding under the Amended and Restated Credit Agreement as of June 27, 2011.

Also on June 27, 2011, the Company entered into a Common Stock Purchase Agreement, pursuant to which the Company issued 4,791,958 shares of its common stock in a private placement for a purchase price of $6.50 per share. The Company received aggregate gross proceeds of approximately $31,147,727 from the private placement.

On April 20, 2011, the Company entered into a Loan and Security Agreement, (the “Agreement”) with the RBC Bank (USA) (“RBC Bank”). The Agreement was for a two-year senior secured line of credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of up to $20,000,000, which replaced the previous line of credit facility in the amount of approximately $1,024,000 ($1,000,000 CAD) at its Emcon Emanation Control subsidiary in Canada. As at May 31, 2011, the Company had drawn $4,372,025 on this facility. In connection with its entry into the secured revolving credit facility from Morgan Stanley on June 1, 2011, the line of credit facility from RBC Bank was repaid and terminated.

Summary

We believe that i) our current cash and cash equivalent balances, ii) funds available under our credit facilities as described above with Morgan Stanley, and iii) cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current shareholders’ ownership interests.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150,000 at May 31, 2011 compared to $930,000 at May 31, 2010. The decrease is attributed to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

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

The Company has two reporting units: (i) Systems and Subsystems and (ii) Secure Systems & Information Assurance. The goodwill on our consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002, the acquisition of the assets of the KGC Companies in 2010, and the acquisition of SenDEC in 2011. All of our goodwill relates to our Systems and Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on May 31) or more frequently if impairment indicators arise under the applicable accounting guidance.

The Company performs a two-step test to assess goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value. The fair value is based on the discounted future cash flows of the subsidiary carrying the goodwill. If discounted future cash flows exceed the carrying value of the assets, goodwill is not impaired and no further testing if performed. The second step is performed if the carrying value exceeds the fair value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

The Company performed the first step of the two-step test method based on discounted future cash flows on May 31. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required.

At May 31, 2011 we had no reporting units at risk of failing step one of the impairment model based on a comparison of the fair values of the individual reporting units to their respective carrying amounts.

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

The Company’s valuation allowance was taken on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the current increase in losses the Company continues to provide for a 100% valuation allowance resulting in no deferred tax assets on a net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions. In addition, the Merger may limit the amounts of net operating losses and tax credits which may be utilized in future periods.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2006 through 2011.

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

At May 31, 2011, the Company had deferred revenues of approximately $546,000 compared to approximately $7,777,000 at May 31, 2010. The decrease primarily relates to shipments from the KGC Companies.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $255,000 and $220,000, in warranty liability as of May 31, 2011 and May 31, 2010, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $142,776 and $236,892 for the years ending May 31, 2011 and 2010, respectively.

Share-Based Compensation

The Company follows the authoritative guidance for accounting for share-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying shares and its expected volatility, expected dividends on the shares and the risk-free interest rate for the term of the option.

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

Long-term Debt Discount

In accordance with accounting standards the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants was being amortized over the term of the underlying debt using the effective interest method. During the year ended May 31, 2011, following the repayment of the secured promissory notes and the conversion of the convertible promissory notes, the remaining discount attributed to the value of the warrants was recorded in Other income, net.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) and Canadian Deposit Insurance Corporation (CDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The U.S., Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 71%, 6% and 6% of the Company’s 2011 revenues (55%, 6% and 8% of the Company’s 2010 revenues), respectively. One of the U.S. customers, a tier one Defense subcontractor, represented approximately 21% of revenues for the year ended May 31, 2011 (20% of revenues for the year ended May 31, 2010). The same customer represented 5% and 20% of accounts receivable as of May 31, 2011and May 31, 2010, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from 2010 have been reclassified to conform to the May 31, 2011 financial statement presentation. The reclassifications related to a change in the Sellers’ Note (see note 10) and the loss per share amounts due to the one-for-four reverse share split of the Company’s outstanding common shares and exchangeable shares.

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

Off-Balance Sheet Arrangements

During 2011 and 2010, we did not use off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included in this Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of May 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Scope of Management’s Evaluation and Report on Internal Control over Financial Reporting

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of SenDEC Corp., which was acquired in January 2011, would be excluded from the internal control assessment as of May 31, 2011, as permitted by the rules and regulations of the SEC. The Company acquired SenDEC during fiscal 2011. SenDEC accounted for approximately $114,005,000 million of total assets, or 42% of total assets, as of May 31, 2011 and contributed approximately $19,286,000 of revenues, or 18% of revenues, for fiscal 2011.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended May 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act by not later than September 28, 2011. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions). The Code of Ethics is posted on our website at www.apitech.com on the Investor Relations section. We will post on our website any amendments to or waivers of the Code of Ethics for executive officers or directors in accordance with applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report by reference:

2.1	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 of API Technologies Corp.’s (the “Company”) Current Report on Form 8-K/A filed with the SEC on March 2, 2010).

2.2	Amendment No. 1 to Asset Purchase Agreement, dated December 14, 2010, by and among the Company, API Systems, Inc., API Defense, Inc., API Defense USA Inc., Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera, and Ronald Kuchera (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 16, 2010).

2.3	Agreement and Plan of Merger by and among the Company, Vintage Albany Acquisition, LLC, and API Merger Sub, Inc. and SenDEC Corp. dated January 9, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2011).

2.4	Agreement and Plan of Merger by and Among Vintage Albany Acquisition, LLC, SenDEC Corp., South Albany Acquisition Corp. and, with respect to Articles VII and IX only, Kenton W. Fiske, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2011).

2.5	Agreement and Plan of Merger dated as of March 28, 2011, by and among the Company, Erie Merger Corp. and Spectrum Control, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2011).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.1	Support Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.2	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

*10.4	Amended and Restated Executive Employment Agreement by and between Stephen Pudles and API Defense USA, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Post-Effective Amendment No. 5 on Form S-1 to Form S-1 Registration Statement filed with the SEC on September 29, 2010).

*10.5	First Amendment to Consulting Agreement dated December 16, 2010, effective September 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 16, 2010).

10.6	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2010).

10.7	Proxy Agreement with Respect to Capital Stock of API Defense USA, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A Amendment No. 1 filed with the SEC on October 12, 2010).

10.8	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.9	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.10	Form of Warrant issued December 2009 to investors for aggregate amount of 62,500 shares of common stock (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.11	Registration Rights Agreement dated January 21, 2011 by and between the Company and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

*10.12	Management Bonus Plan dated January 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

*10.13	Employment letter agreement of Kenneth W. Fiske (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

*10.14	Employment letter agreement with Bel Lazar (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

10.15	Loan and Security Agreement, dated as of April 20, 2011, by and between the Company and RBC Bank (USA) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2011)

10.16	Commercial Promissory Note, dated as of April 20, 2011, by the Company in favor of RBC Bank (USA) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2011)

10.17	Credit Agreement among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.18	U.S. Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.19	Canadian Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.20	Amended and Restated Credit Agreement dated as of June 27, 2011 by and among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2011).

*10.21	Letter Agreement between the Company and John P. Freeman, effective as of June 1, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.22	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.23	Form of Incentive Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed October 15, 2009).

*10.24	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed October 15, 2009.)

*10.25	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.27	Summary Term Sheet (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed January 14, 2011).

10.28	Common Stock Purchase Agreement dated as of March 18, 2011 by and among the Company and the Purchasers listed on Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.29	Registration Rights Agreement dated as of March 18, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(l) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.30	Common Stock Purchase Agreement dated as of June 27, 2011 by and among the Company and the Purchasers listed on Exhibit A (filed herewith).

10.31	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of WithumSmith+Brown, P C (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ BRIAN R. KAHN
Brian R. Kahn,
Chairman and Chief Executive Officer

Dated: August 26, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ BRIAN R. KAHN Brian R. Kahn, Chairman and Chief Executive Officer	August 26, 2011

Principal Financial and Accounting Officer

/S/ JOHN P. FREEMAN John P. Freeman Chief Financial Officer	August 26, 2011

/S/ MATTHEW E. AVRIL Matthew E. Avril, Director	August 26, 2011

/S/ KENTON W. FISKE Kenton W. Fiske, Director	August 26, 2011

/S/ MELVIN L. KEATING Melvin L. Keating, Director	August 26, 2011

/S/ KENNETH J. KRIEG Kenneth J. Krieg, Director	August 26, 2011

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the consolidated balance sheet of API Technologies Corp. as of May 31, 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of May 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the consolidated balance sheet of API Technologies Corp. as of May 31, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of May 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

August 10, 2010

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	May 31, 2011	May 31, 2010
Assets
Current
Cash and cash equivalents	$108,417,312	$4,496,025
Marketable securities, at fair value	—	200,474
Accounts receivable, less allowance for doubtful accounts of $173,002 and $101,911 at May 31, 2011 and 2010, respectively	16,823,884	14,215,117
Inventories, net (note 7)	31,629,092	29,761,594
Deferred income taxes	—	1,277,452
Prepaid expenses and other current assets	1,012,326	1,370,407
Current assets of discontinued operations (note 5)	—	44,172

	157,882,614	51,365,241
Fixed assets, net	16,430,972	11,493,384
Fixed assets held for sale (note 2)	150,000	931,075
Deferred income taxes	—	257,290
Goodwill (note 9)	90,300,834	8,461,889
Intangible assets, net (note 9)	8,407,302	3,160,422
Long-lived assets of discontinued operations (note 5)	—	2,041,155

	$273,171,722	$77,710,456

Liabilities and Shareholders’ Equity
Current
Bank indebtedness	$4,372,025	$697,654
Accounts payable and accrued expenses	24,210,020	16,215,900
Deferred revenue	546,234	7,776,622
Deferred income taxes	—	1,301,364
Sellers’ note payable (note 12)	—	9,100,000
Current portion of long-term debt (note 13)	243,957	289,638
Current liabilities of discontinued operations (note 5)	141,311	439,633

	29,513,547	35,820,811
Deferred income taxes	—	233,354
Long-term debt, net of current portion and discount of $0 and $3,286,871 at May 31, 2011 and 2010, respectively (note 13)	1,931,973	22,718,609

	31,445,520	58,772,774

Commitments and contingencies (note 20)
Shareholders’ equity
Common shares, ($0.001 par value, 100,000,000 authorized shares, 49,142,278 and 8,211,319 shares issued and outstanding at May 31, 2011 and May 31, 2010, respectively)	49,142	8,211
Special voting shares ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2011 and May 31, 2010, respectively)	—	—
Additional paid-in capital	290,712,580	41,568,975
Common shares subscribed but not issued	2,373,000	2,373,000
Accumulated deficit	(51,694,233)	(25,477,455)
Accumulated other comprehensive income:
Currency translation adjustment	285,713	302,874
Unrealized gain on marketable securities, net of tax	—	162,077

Total accumulated other comprehensive income	285,713	464,951

	241,726,202	18,937,682

	$273,171,722	$77,710,456

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	Year ended May 31, 2011	Year ended May 31, 2010
Revenue, net	$108,278,713	$68,550,030
Cost of revenues
Cost of revenues	86,036,414	50,564,787
Restructuring charges (note 21)	2,066,942	636,458

Total cost of revenues	88,103,356	51,201,245

Gross profit	20,175,357	17,348,785

Operating expenses
General and administrative	18,959,575	11,980,230
Selling expenses	6,346,823	3,352,373
Research and development	2,389,071	2,199,855
Business acquisition and related charges	12,798,143	2,453,542
Restructuring charges (note 21)	3,963,482	571,512

	44,457,094	20,557,512

Operating loss	(24,281,737)	(3,208,727)
Other (income) expenses, net
Interest expense, net	3,281,734	2,068,600
Amortization of note discounts due to debt extinguishment	2,775,918	—
Other income, net	(1,348,927)	(1,989,604)

	4,708,725	78,996

Loss from continuing operations before income taxes	(28,990,462)	(3,287,723)
(Recovery) provision for income taxes	(2,677,366)	45,454

Loss from continuing operations	(26,313,096)	(3,333,177)
Gain (loss) from discontinued operations, net of tax	96,318	(5,681,864)

Net loss	$(26,216,778)	$(9,015,041)

Loss per share from continuing operations—Basic and diluted	$(1.27)	$(0.38)
Loss per share from discontinued operations—Basic and diluted	$0.00	$(0.66)

Net loss per share—Basic and diluted	$(1.27)	$(1.04)

Weighted average shares outstanding
Basic	20,657,757	8,693,498
Diluted	20,657,757	8,693,498

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2009	7,938,466	$7,938	$35,203,007	$—	$(16,462,414)	$245,258	$18,993,789
Shares exchanged for subsidiary exchangeable shares and shares subject to issuance in connection with plan of arrangement (see Note 16)	38	—	—	—	—	—	—
Share-based compensation expense	—	—	1,215,010	—	—	—	1,215,010
Share repurchase	(103,435)	(103)	(570,372)	—	—	—	(570,475)
Shares issued as part of acquisition	250,000	250	1,399,750	—	—	—	1,400,000
Shares issued in escrow	126,250	126	706,874	—	—	—	707,000
Shares subscribed but not issued	—	—	—	2,373,000	—	—	2,373,000
Warrants issued	—	—	3,614,706	—	—	—	3,614,706
Net loss for the period	—	—	—	—	(9,015,041)	—	(9,015,041)
Foreign currency translation adjustment	—	—	—	—	—	161,197	161,197
Unrealized gain on marketable securities—net of taxes	—	—	—	—	—	58,496	58,496

Total comprehensive loss							(8,795,348)

Balance at May 31, 2010	8,211,319	$8,211	$41,568,975	$2,373,000	$(25,477,455)	$464,951	$18,937,682

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2010	8,211,319	$8,211	$41,568,975	$2,373,000	$(25,477,455)	$464,951	$18,937,682
Share-based compensation expense	—	—	2,300,554	—	—	—	2,300,554
Shares issued as compensation	159,981	160	1,202,896	—	—	—	1,203,056
Share repurchases	(35,544)	(36)	(148,163)	—	—	—	(148,199)
Shares issued from conversion of Convertible debt	1,216,667	1,217	3,648,783	—	—	—	3,650,000
Shares issued to Parent as part of Merger (Note 1)	22,000,000	22,000	133,078,000	—	—	—	133,100,000
Fair value of options from Merger	—	—	3,540,000	—	—	—	3,540,000
Shares issued as part of Private Placement	17,589,855	17,590	105,521,535	—	—	—	105,539,125
Net loss for the period	—	—	—	—	(26,216,778)	—	(26,216,778)
Foreign currency translation adjustment	—	—	—	—	—	106,557	106,557
Realized gain on marketable securities—net of taxes	—	—	—	—	—	(285,795)	(285,795)

Total comprehensive loss							(26,390,016)

Balance at May 31, 2011	49,142,278	$49,142	$290,712,580	$2,373,000	$(51,694,233)	$285,713	$241,726,202

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Years Ended May 31,
	2011	2010
Cash flows from operating activities
Net loss	$(26,216,778)	$(9,015,041)
Less: (Gain) loss from discontinued operations	(96,318)	5,681,864
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,971,054	999,988
Amortization of note discounts	510,953	327,835
Amortization of note discounts due to debt extinguishment	2,775,918	—
Write down of fixed assets	461,272	324,410
Share based compensation, net	3,503,610	1,215,010
Gain on business asset acquisition	—	(992,855)
Gain on sale of marketable securities	(321,504)	—
Gain on sale of fixed assets	(916,454)	(1,069,951)
Deferred income taxes	(2,691,611)	7,506
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	5,475,435	(3,007,762)
Inventories	14,567,226	(255,154)
Prepaid expenses and other current assets	648,255	1,702,116
Accounts payable and accrued expenses	(2,116,571)	6,100,007
Deferred revenue	(8,295,501)	(4,370,512)

Net cash used by continuing activities	(9,741,014)	(2,352,539)
Net cash provided (used) by discontinued operations	111,912	(3,104,056)

Net cash used by operating activities	(9,629,102)	(5,456,595)
Cash flows from investing activities
Purchase of fixed assets	(2,001,242)	(1,624,221)
Proceeds from disposal of fixed assets (note 2)	1,724,308	3,002,012
Proceeds from sale of marketable securities	324,178	—
Business acquisitions net of cash acquired of $32,353,419, and $2,071,270 (note 4)	32,353,419	(16,928,730)
Discontinued operations (note 5)	2,041,155	(44,623)

Net cash provided (used) by investing activities	34,441,818	(15,595,562)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	105,539,124	—
Repurchase and retirement of common shares	(148,199)	(570,474)
Short-term borrowings advances	3,674,371	697,654
Repayment of long-term debt	(30,176,228)	(482,608)
Net proceeds—long-term debt (note 13)	—	23,650,000

Net cash provided by financing activities	78,889,068	23,294,572
Effect of exchange rate on cash and cash equivalents	203,910	(160,725)

Net change in cash and cash equivalents	103,905,694	2,081,690
Cash and cash equivalents, beginning of period—continuing operations	4,496,025	2,423,835
Cash and cash equivalents, beginning of period—discontinued operations	15,593	6,093

Cash and cash equivalents, beginning of period	4,511,618	2,429,928
Cash and cash equivalents, end of period	$108,417,312	$4,511,618
Less: cash and cash equivalents of discontinued operations, end of period	—	15,593

Cash and cash equivalents of continuing operations, end of period	$108,417,312	$4,496,025

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”), designs, develops and manufactures high reliability engineered solutions, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. The Company, through the June 1, 2011 acquisition of Spectrum Control Inc. (see Note 24 – Subsequent Events), has expanded its manufacturing design and design of defense products to include RF, sensors and measurement, and power systems management technology.

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

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC on or before July 31, 2011 an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger (the “Special Payment”). In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

On December 28, 2010, API effected a 1-for-4 reverse share split of its common shares. Each shareholder of record at the close of business on December 28, 2010 received one share for every four outstanding shares held on that date. All the references to number of shares, options and warrants presented in these consolidated financial statements have been adjusted to reflect the post split number of shares of common stock.

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of API Technologies Corp., formerly known as API Nanotronics Corp. and previously Rubincon Ventures Inc., and its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of API, together with its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations. The Company also uses estimates in determining the remaining economic lives of long-lived assets. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of share options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

The Company periodically reviews and analyzes its inventory management systems, and conducts inventory impairment testing on an annual basis.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value less cost to sell of the net assets to be sold at approximately $150,000 at May 31, 2011 compared to $930,000 at May 31, 2010. The decrease is attributed to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

The Company has two reporting units: (i) Systems & Subsystems and (ii) Secure Systems & Information Assurance. The goodwill in consolidated financial statements relates to the acquisition of the Filtran Group, which was completed in 2002, the acquisition of the assets of the KGC Companies in 2010 and the acquisition of SenDEC in 2011. All of the goodwill relates to our Systems & Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on May 31) or more frequently if impairment indicators arise under the applicable accounting guidance.

A two-step test is performed to assess goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value. The fair value is based on the discounted future cash flows of the subsidiary carrying the goodwill. If discounted future cash flows exceed the carrying value of the assets, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on May 31, 2011. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required.

Intangible assets that have a finite life are amortized using the following basis over the following period:

Non-compete agreements	Straight line over 5 years

Computer software	Straight line over 3-5 years

Customer related intangibles	Straight line or the pattern in which the economic benefits are expected to be realized, over an estimated life of 4-15 years

Marketing related intangibles	The pattern in which the economic benefits are expected to be realized, over an estimated life of 3 years

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

The Company’s valuation allowance was taken on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets

API Technologies Corp.

Notes to Consolidated Financial Statements

will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods. In view of the current increase in losses the Company continues to provide for a 100% valuation allowance resulting in no deferred tax assets on a net basis. The position the Company takes on its deferred tax assets in the future may change, as it may be affected by the success or failure of its short-term or long-term strategies and overall global economic conditions. In addition, the Merger may limit the amounts of net operating losses and tax credits which may be utilized in future periods.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2006 through 2011.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client. Revenue from contracts is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financial statements.

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company generally recognizes revenue on the contracts when items are shipped.

At May 31, 2011, the Company had deferred revenues of approximately $546,000 compared to approximately $7,777,000 at May 31, 2010. The decrease primarily relates to shipments from the KGC Companies.

API Technologies Corp.

Notes to Consolidated Financial Statements

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $255,000 and $220,000, in warranty liability as of May 31, 2011 and May 31, 2010, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $142,776 and $236,892 for the years ending May 31, 2011 and 2010, respectively.

Share-Based Compensation

The Company follows the authoritative guidance for accounting for share-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of share options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying shares and its expected volatility, expected dividends on the shares and the risk-free interest rate for the term of the option.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

Long-term Debt Discount

In accordance with accounting standards the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants was being amortized over the term of the underlying debt using the effective interest method. During the year ended May 31, 2011, following the repayment of the secured promissory notes and the conversion of the convertible promissory notes, the remaining discount attributed to the value of the warrants was recorded in Other income, net.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) and Canadian Deposit Insurance Corporation (CDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 71%, 6% and 6% of the Company’s 2011 revenues (55%, 6% and 8% of the Company’s 2010 revenues), respectively. One of the US customers, a tier one Defense subcontractor, represented approximately 21% of revenues for the year ended May 31, 2011 (20% of revenues for the year ended May 31, 2010). The same customer represented 5% and 20% of accounts receivable as of May 31, 2011and May 31, 2010, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share (Note 19).

API Technologies Corp.

Notes to Consolidated Financial Statements

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Consolidated Statement of Changes in Shareholders’ Equity.

Comparative Reclassifications

Certain amounts from 2010 have been reclassified to conform to the May 31, 2011 financial statement presentation. The reclassifications related to a change in the Sellers’ Note (see note 10) and the loss per share amounts due to the one-for-four reverse share split of the Company’s outstanding common shares and exchangeable shares (see note 16).

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

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the obligation to pay former SenDEC shareholders up to $14 million in earnout payments, payable in three installments through July 31, 2013, based on achievement of certain financial milestones. The fair value of this obligation of $2.2 million is recorded in Accounts payable and accrued expenses. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. As of May 31, 2011 no amount has been recorded related to this bonus plan.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges,

API Technologies Corp.

Notes to Consolidated Financial Statements

professional fees and accelerated share option expense in connection with the acquisition of approximately $6,039,000. The expenses have been accounted for as operating expenses. The results of operations of SenDEC have been included in the Company’s results of operations beginning on January 21, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash	$32,353,419
Accounts receivable and other current assets	7,897,276
Inventory	16,165,464
Fixed assets	5,389,155
Customer related intangibles	3,738,000
Marketing related intangibles	2,138,000
Goodwill	81,838,945
Assumed current liabilities	(9,918,446)
Assumed deferred revenue	(758,317)

Fair value of net assets acquired	$138,843,496

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

Revenues and net income from the acquisition date, January 21, 2011, to May 31, 2011 were approximately $19,286,000 and $28,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$515,447
Computer equipment	199,616
Furniture and fixtures	105,567
Machinery and equipment	4,568,525

Total fixed assets acquired	$5,389,155

b) KGC Companies

On January 20, 2010, API and three newly formed subsidiaries, the API Pennsylvania Subsidiaries, entered into an asset purchase agreement with the KGC Companies dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies.

The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for the defense and aerospace industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27,580,000, comprised of (i) $24,000,000, including $14,000,000 of

API Technologies Corp.

Notes to Consolidated Financial Statements

cash paid at closing and a $10,000,000 short-term note (the “Sellers’ Note”) dated January 20, 2010 issued to the KGC Companies and (ii) 800,000 shares of API common stock (the “Shares”) payable as follows: 250,000 Shares were issued and delivered at closing, 250,000 Shares were to be issued and delivered on the first anniversary of the closing and 300,000 Shares were to be issued and delivered on the second anniversary of the closing. The shares issued and to be issued were valued at $5.60 per share, the fair value of the common shares at the transaction date. Of the 550,000 shares remaining to be delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The escrowed shares have been accounted for as common shares subscribed but not issued with a value of $2,373,000.

In connection with its entry into the Loan Agreement with RBC Bank (see Note 10), the Company repaid and terminated the Amended and Restated Promissory Note, dated as of December 14, 2010 (the “Amended Note”), by the API Pennsylvania Subsidiaries in favor of Kuchera Industries LLC (“Payee”) in an original principal amount of $9,100,000. During December 2010, there was a $900,000 downward adjustment to the principal amount and during April 2011 the Sellers’ Note was fully repaid, see Note 12. The Amended Note represented part of the purchase price of various assets purchased by the API Pennsylvania Subsidiaries from Payee and its affiliates. The Company is in the process of negotiating certain indemnification matters with the Payee under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc., KII, Inc. and William Kuchera and Ronald Kuchera, as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims.

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

Revenues and net loss of API Pennsylvania Subsidiaries, for the year ended May 31, 2011, were approximately $54,409,000 and $(3,357,000), respectively (revenues and net income period from January 20, 2010 acquisition to May 31, 2010 – $23,236,000 and $2,895,000, respectively).

API Technologies Corp.

Notes to Consolidated Financial Statements

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Revenues and net loss for the year ended May 31, 2011 were approximately $19,128,000 and $(1,589,000), respectively. Revenues and net loss from the acquisition date, July 7, 2009, to May 31, 2010 were approximately $22,223,000 and $(1,278,000), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$2,820,576
Machinery and equipment	530,747
Furniture and fixtures	36,857
Vehicles	46,656

Total fixed assets acquired	$3,434,836

The following unaudited pro forma summary presents the combined results of operations as if the SenDEC, KGC Companies and Cryptek acquisitions described above had occurred at the beginning of the years ended May 31, 2011 and May 31, 2010.

	Year ended May 31,
	2011	2010
Revenues	$175,736,552	$190,196,655
Net loss from continuing operations	$(23,093,618)	$789,453
Net loss	$(22,997,299)	$(7,674,756)
Net loss from continuing operations per share—basic and diluted	$(0.65)	$0.02
Net loss per share—basic and diluted	$(0.65)	$(0.24)

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was included in the Systems & Subsystems segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300,000.

The operating results of NanoOpto are summarized as follows:

	Year ended May 31,
	2011	2010
Revenue, net	—	532,605
Cost of revenues	—	114,572

Gross Profit	—	418,033
General and administrative	103,587	731,377
Research and development	31,288	3,089,931
Selling expenses	—	53,342
Provision for income taxes	—	2,024
Other income	(231,193)	(19,250)
Write-down of long-lived assets	—	2,242,473

Income (loss) from discontinued operations, net of tax	96,318	(5,681,864)

API Technologies Corp.

Notes to Consolidated Financial Statements

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

The assets and liabilities relating to NanoOpto consisted of the following:

	May 31, 2011	May 31, 2010
Cash	$—	$15,593
Prepaid expenses	—	28,579

Current assets of discontinued operations	$—	$44,172

Fixed assets, net	$—	$636,757
Intangible assets, net	—	1,404,398

Long-lived assets of discontinued operations	$—	$2,041,155

Accounts payable and accrued expenses	$141,311	$439,633

Current liabilities of discontinued operations	$141,311	$439,633

6. MARKETABLE SECURITIES AND OTHER FAIR VALUE MEASUREMENTS

Marketable Securities

Marketable securities, which are classified as available for sale, consisted of the following at May 31 and are included in current assets:

	2011		2010
	Cost	Market	Cost	Market
Shares in venture issuers	$—	$—	$2,769	$200,474

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

Pursuant to accounting requirements, the Company has provided fair value disclosure information for relevant assets and liabilities in these consolidated financial statements. The following table summarizes assets which have been accounted for at fair value on a recurring basis as of May 31:

	2011 Total	2011 Quoted Prices in Active Markets (Level 1)	2010 Total	2010 Quoted Prices in Active Markets (Level 1)
Marketable equity securities	$—	$—	$200,474	$200,474

Total	$—	$—	$200,474	$200,474

In April 2011, the Company realized a gain of approximately $323,000 on the sale of these marketable equity securities. Gross unrealized holding gains amounted to $0 and $197,705, respectively, at May 31, 2011 and 2010.

Other Fair Value Measurements

The following table summarizes assets which have been accounted for at fair value at May 31, along with the basis for the determination of fair value.

	2011			2010
	2011 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2010 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150,000	$150,000	$—	$931,075	$931,075	$324,410
Long-lived assets held for sale of discontinued operations	—	—	—	2,041,155	2,041,155	2,242,473

Total	$150,000	$150,000	$—	$2,972,230	$2,972,230	$2,566,883

The following is a summary of activity for the years ended May 31, 2011 and May 31, 2010 for assets measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Fixed Assets Held for Sale of Discontinued Operations
Balance, May 31, 2009	$2,493,986	$—
Add: Classified as assets held for sale	703,125	4,283,628
Less: Write-down of fixed assets held for sale	(324,410)	(2,242,473)
Less: Sales of fixed assets held for sale	(1,941,626)	—
Balance, May 31, 2010	931,075	2,041,155
Add: Classified as assets held for sale	—	—
Less: Write-down of fixed assets held for sale	—	—
Less: Sales of fixed assets held for sale	(781,075)	(2,041,155)

Balance, May 31, 2011	$150,000	$—

API Technologies Corp.

Notes to Consolidated Financial Statements

7. INVENTORIES

Inventories consisted of the following:

	May 31, 2011	May 31, 2010
Raw materials	$16,022,954	$9,159,594
Work in progress	14,364,908	18,397,270
Finished goods	1,241,230	2,204,730

Total	$31,629,092	$29,761,594

8. FIXED ASSETS

Fixed assets consisted of the following as of May 31:

	2011
	Cost	Accumulated Depreciation	Net Book Value
Land	$672,521	$—	$672,521
Buildings and leasehold improvements	5,686,107	(128,937)	5,557,170
Computer equipment	505,896	(163,447)	342,449
Furniture and fixtures	626,278	(389,097)	237,181
Machinery and equipment	13,218,154	(3,698,727)	9,519,427
Vehicles	161,028	(58,804)	102,224

Fixed assets, net	$20,869,984	$(4,439,012)	$16,430,972

	2010
	Cost	Accumulated Depreciation	Net Book Value
Land	$805,168	$—	$805,168
Buildings and leasehold improvements	5,006,894	(51,048)	4,955,846
Computer equipment	248,560	(90,839)	157,721
Furniture and fixtures	513,610	(324,867)	188,743
Machinery and equipment	8,768,901	(3,498,625)	5,270,276
Vehicles	151,238	(35,608)	115,630

Fixed assets, net	$15,494,371	$(4,000,987)	$11,493,384

Depreciation expense amounted to $1,984,231 and $843,364 for the years ended May 31, 2011 and 2010, respectively. Included in these amounts are $23,713 and $39,455 of amortization of assets under capital lease for the years ended May 31, 2011 and 2010, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at May 31:

	2011	2010
Goodwill not subject to amortization:
Beginning balance, net	$8,461,889	$1,130,906
Goodwill from business acquisition (note 4a)	81,838,945	—
Goodwill from business acquisition (note 4b)	—	7,330,983

Ending balance, net	$90,300,834	$8,461,889

	2011
	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	$2,215,784	$(2,215,784)	$—
Customer contracts	6,947,000	(884,675)	6,062,325
Tradenames	2,138,000	(237,556)	1,900,444
Computer software	427,268	(367,280)	59,988
Deferred financing costs	384,545	—	384,545

Intangible assets, net	$12,112,597	$(3,705,295)	$8,407,302

	2010
	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	$2,215,784	$(2,215,784)	$—
Customer contracts	3,209,000	(178,540)	3,030,460
Computer software	413,953	(283,991)	129,962

Intangible assets, net	$5,838,737	$(2,678,315)	$3,160,422

Changes in the carrying amount of Intangible assets were as follows:

	2011	2010
Intangible assets:
Beginning balance, net	$3,160,422	$221,823
Intangible assets from business acquisition (note 4a)	5,876,000	—
Intangible assets from business acquisition (note 4b)	—	2,585,000
Intangible assets from business acquisition (note 4c)	—	508,000
Computer software purchased	1,361	2,223
Deferred financing costs	384,545	—
Less: Amortization	(1,015,026)	(156,624)

Ending balance, net	$8,407,302	$3,160,422

Amortization expense amounted to $1,015,026, and $156,624 for the years ended May 31, 2011 and 2010, respectively. Amortization expense related to existing intangible assets is expected to be approximately $2,119,000, $1,688,000, $1,503,000, $816,000 and $221,000 for the years ending May 31, 2012, 2013, 2014, 2015 and 2016, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

10. BANK INDEBTEDNESS

On April 20, 2011, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the RBC Bank (USA) (“RBC Bank”). The Loan Agreement is for a two-year senior secured line of credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of up to $20,000,000, which replaces the previous line of credit facility in the amount of approximately $1,024,000 ($1,000,000 CAD) at its Emcon Emanation Control subsidiary in Canada. The Revolving Credit Facility includes a letter of credit subfacility of up to $4 million.

The aggregate amount of outstanding advances under the Revolving Credit Facility may not exceed at any time the lesser of (i) $20 million or (ii) a borrowing base amount calculated on the basis of eligible accounts receivable, eligible inventory and eligible raw materials owned by the Company and its direct and indirect subsidiaries that are guarantors of the Company’s obligations under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced by the aggregate amount of any outstanding letters of credit and a rent reserve equal to the greater of (i) $150,000 and (ii) twice the Company’s combined monthly rent at one of the Company’s two Fairport, New York properties and its Kanata, Ontario, Canada property. As at May 31, 2011, $4,372,025 was drawn on the Revolving Credit Facility.

Loans made under the Revolving Credit Facility will bear interest at a rate per annum equal to the greater of (i) 3.0% and (ii) one-month LIBOR plus 2.5%.

As required by the Loan Agreement, the Company paid a commitment fee of $200,000 to RBC Bank for its commitments under the Loan Agreement. The Loan Agreement also requires the Company to pay RBC Bank (i) an unused line fee of 0.25% per annum of the average daily difference between $20 million and the unpaid principal balance of the loans made under the Revolving Credit Facility and (ii) a letter of credit fee of 1.0% of the face amount of each letter of credit issued under the Loan Agreement.

Loans made under the Loan Agreement are secured by a first lien security interest on substantially all of the Company’s assets. In addition, all of the Company’s direct and indirect subsidiaries in the United States and Canada, other than dormant subsidiaries with no material assets or operations, have become guarantors of the Company’s obligations to RBC Bank and have pledged substantially all of their assets as collateral to secure such guarantees.

In connection with its entry into the secured revolving credit facility from Morgan Stanley on June 1, 2011, the line of credit facility from RBC Bank was repaid and terminated (see Note 24—Subsequent Events).

The Company also has a credit facility in place for its U.K. subsidiary for approximately $412,000 (250,000 GBP), which renews in October 2011. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of May 31, 2011.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	May 31, 2011	May 31, 2010
Trade accounts payable	$16,392,509	$10,056,507
Accrued expenses	5,773,653	3,836,369
Wage and vacation accrual	2,043,858	2,323,024

Total	$24,210,020	$16,215,900

API Technologies Corp.

Notes to Consolidated Financial Statements

12. SELLERS’ NOTE PAYABLE

The Company was obligated under the following debt instrument:

	May 31, 2011	May 31, 2010
Sellers’ Note payable, due December 31, 2010, 5% interest	$—	$9,100,000

In connection with its entry into the Loan Agreement with RBC Bank (see Note 10), in April 2011, the Company repaid and terminated the Amended and Restated Promissory Note, dated as of December 14, 2010 (the “Amended Note”), by the API Pennsylvania Subsidiaries, in favor of Payee in an original principal amount of $9,100,000.

The Amended Note was terminated in accordance with a Satisfaction and Release that the Company entered into on April 18, 2011 (the “Satisfaction and Release”) with Payee, which provided that, upon Payee’s receipt of the outstanding balance under the Amended Note, the Amended Note and other documents relating thereto (the “Note Documents”) and all liens in connection therewith would be automatically terminated and be of no further force and effect. The Satisfaction and Release also contained a release by Payee of the Company, the API Pennsylvania Subsidiaries and their respective affiliates from any damages, losses, claims, demands, liabilities, obligations, causes of action and defenses arising out of the Note Documents. The Amended Note represented part of the purchase price of various assets purchased by the API Pennsylvania Subsidiaries from Payee and its affiliates. The Company is in the process of negotiating certain indemnification matters with the Payee under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc. and KII, Inc., as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims.

On January 20, 2010, the API Pennsylvania Subsidiaries issued a $10,000,000 short-term note in connection with the purchase of the assets of the KGC Companies (see Note 4b). The principal amount of the Sellers’ Note was subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Sellers’ Note bore interest at an annual rate of five percent (5%) and was to mature on December 31, 2010 and provides for certain monthly interest payments. On December 14, 2010, the API Pennsylvania Subsidiaries entered into the Amended Note in favor of Payee, which reduced the outstanding principal balance from $10,000,000 to $9,100,000 to account for a $900,000 reduction related to government audits of certain contracts, and extended the maturity date of the Sellers’ Note from December 31, 2010 to March 31, 2011 and thereafter to June 30, 2011. In exchange for the extension of the maturity date of the Sellers’ Note, the API Subsidiaries agreed to pay to Payee for the period from January 1, 2011 through March 31, 2011, interest at the rate of eight percent (8%) per annum and from the period from April 1 through June 30, 2011 interest at the rate of ten percent (10%) per annum. Accrued interest as of May 31, 2011 was $0 (May 31, 2010—$126,027) and was included in accounts payable and accrued expenses. The Sellers’ Note was secured by certain assets of the KGC Companies purchased by the API Pennsylvania Subsidiaries, excluding government contracts.

API Technologies Corp.

Notes to Consolidated Financial Statements

13. LONG-TERM DEBT

The Company was obligated under the following debt instruments:

	May 31, 2011	May 31, 2010
Convertible promissory notes, net of discount of $0 and $185,092 at May 31, 2011 and May 31, 2010, respectively, originally due June 23, 2012, 12% interest, converted January 31, 2011 (a)	$—	$3,464,908
Secured promissory notes, net of discount of $0 and $3,101,780 at May 31, 2011 and May 31, 2010, respectively, due January 20, 2013, 15% interest, repaid January 21, 2011 (b)	—	16,898,220
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,662,081	1,572,227
Capital leases payable (Note 14)	513,849	1,072,892

	$2,175,930	$23,008,247
Less: Current portion of long-term debt	(243,957)	(289,638)

Long-term portion	$1,931,973	$22,718,609

a)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000. Interest on the convertible notes was payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes were secured by the personal property of the Company and its subsidiaries. The Convertible Notes were due on June 23, 2012, however they were converted on January 31, 2011 to common shares (see Note 16).

The outstanding principal amount of the Convertible Notes and/or accrued and unpaid interest or any portion thereof were convertible at the holder’s option into shares of common stock of the Company, at a price per share equal to $3.00 per share.

On December 21, 2009, the Note and Security Agreement between the Company and the holders of the Convertible Notes was amended (the “First Amendment”). The holders of the Convertible Notes agreed that the Company may incur senior secured debt in connection with any line of credit or other working capital facility, or in connection with any share or asset acquisition. In consideration of the holders of the Convertible Notes entering into the First Amendment, the Company agreed to issue warrants to purchase approximately 62,500 shares of the common stock of the Company (the “December Warrants”), pro rata among the Convertible Notes holders, at an exercise price of $5.08 per share. The December Warrants are still outstanding as of May 31, 2011 and expire June 23, 2012.

The number of shares of common stock that can be purchased upon the exercise of the December Warrants and the exercise price of the December Warrants are subject to customary anti-dilution provisions. The Company evaluated the December Warrants for purposes of classification and determined they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. In addition, the Company determined that the December Warrants should be treated as a modification and not an extinguishment of debt. As a result, the discount resulting from the value of the warrants was being amortized over the life of the Convertible Notes using the effective interest method prior to conversion to common shares on January 31, 2011.

b)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase approximately 892,900 shares of common stock (“Warrants”) of API to various investors.

API Technologies Corp.

Notes to Consolidated Financial Statements

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

The warrants have an exercise price of $5.60 per share and expire in five years from issuance. The number of shares of common stock that can be purchased upon the exercise of the Warrants and the exercise price of the Warrants are subject to customary anti-dilution provisions. The Company evaluated the Warrants for purposes of classification and determined that they did not embody any of the conditions for liability classification, but rather meet the conditions for equity classification. The discount resulting from the value of the warrants was being amortized over the life of the Notes using the effective interest method, prior to the repayment of the Notes.

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at May 31, 2011. The mortgage is secured by the subsidiaries’ land and building.

Future principal payments of long-term debt for the next five years excluding our capital leases (note 14) are as follows:

Year	Amount
2012	$131,528
2013	131,528
2014	131,528
2015	131,528
2016	131,528
Thereafter	1,004,440

$1,662,081

14. OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment under various capital leases expiring by May 2016. The asset and liability under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

A summary of property held under capital leases and included in Note 8, is as follows:

	May 31,
	2011	2010
Equipment	$589,985	$1,147,855
Less: Accumulated amortization	(49,007)	(48,015)

Equipment, net	$540,978	$1,099,840

API Technologies Corp.

Notes to Consolidated Financial Statements

Obligations under capital leases, which are reported on our balance sheet as part of long-term debt (Note 13), consist of the following:

	May 31,
	2011	2010
Equipment capital leases, with monthly lease payments of $11,765 and $19,721 for 2011 and 2010, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets.	$513,849	$1,072,892
Less: Current portion	(112,420)	(176,336)

Obligations under capital leases, less current portion	$401,429	$896,556

Future minimum lease payments for the next five years for our capital lease obligations are as follows:

Year	Amount
2012	$138,262
2013	116,964
2014	116,964
2015	116,964
2016	112,625
Thereafter	—

601,779
Less: Imputed Interest	(87,930)

$513,849

15. INCOME TAXES

The geographical sources of loss from continuing operations before income taxes for the years ended May 31, 2011 and 2010 were as follows:

	2011	2010
Income (loss) before income taxes (benefit):
United States	$(5,266,225)	$2,453,487
Non-United States	(23,724,237)	(5,741,210)

Total	$(28,990,462)	$(3,287,723)

API Technologies Corp.

Notes to Consolidated Financial Statements

The income tax provision (benefit) for continuing operations is summarized as follows:

	2011	2010
Current:
United States	$—	$45,454
Non-United States	—	—

	—	45,454

Deferred:
United States	(2,677,366)	—
Non-United States	—	—

	(2,677,366)	—

Income tax provision (benefit)	$(2,677,366)	$45,454

The consolidated effective tax benefit/expense rate (as a percentage of income (loss) before income taxes and cumulative effect of change in accounting principle) for continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	2011	2010
U.S. federal statutory tax rate	34.0%	34.0%
Non-deductible expenses	1.0	(1.4)
Change in valuation allowance	(25.8)	(34.0)

Effective tax rate benefit/(expense)	9.2%	(1.4)%

API Technologies Corp.

Notes to Consolidated Financial Statements

The components of deferred taxes are as follows:

	2011	2010
Future income tax assets
Loss carryforwards	$14,119,949	$3,636,125
Other	16,674	21,078
Unrealized foreign exchange loss	392,854	496,136
Marketable securities	—	40,975
Intangible assets	—	4,448
Share based compensation	2,005,265	1,612,313
Inventory	370,853	370,853
Capital assets	—	252,814
Accruals	1,169,051	—
State loss carryforwards	1,057,168	—
Tax credits	249,736	—

	19,381,550	6,434,742

Future income tax liabilities
Capital assets	(210,265)	(233,354)
Intangibles	(2,288,141)	—
Other	(64,499)	(1,301,364)

	(2,562,905)	(1,534,718)

Valuation Allowance	(16,818,645)	(4,900,000)

	$—	$24

	2011	2010
Analysis of changes in deferred taxes
Income statement effect	$(2,677,366)	$45,454
Other comprehensive income effect	—	—
Cumulative translation adjustment	—	(45,454)

Change in deferred taxes	$(2,677,366)	$—

	2011	2010
Balance sheet presentation
Deferred income tax assets—current	$—	$1,277,452
Deferred income tax assets—long-term	—	257,290
Deferred income tax liability—current	—	(1,301,364)
Deferred tax liabilities—long-term	—	(233,354)

Net deferred tax liabilities	$—	$24

At May 31, 2011, the accompanying consolidated financial statements include $442,000 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $13,677,949. At May 31, 2010, the accompanying consolidated financial statements include $2,143,125 of deferred tax assets associated with operating loss carryforwards in tax jurisdictions outside the United States and deferred tax assets associated with operating loss carryforwards in the United States of $1,493,000.

API Technologies Corp.

Notes to Consolidated Financial Statements

The valuation allowance as of May 31, 2011 totaled approximately $16,818,645 which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities. The valuation allowance as of May 31, 2010 totaled $4,900,000 which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

As of May 31, 2011, the Company’s U.S. net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at May 31, 2011, pursuant to accounting guidance for income taxes, the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets.

The Company has not provided additional taxes for the anticipated repatriation of certain earnings of its non-U.S. subsidiaries. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

The Company and its subsidiaries have net operating loss carryforwards of approximately $41,897,000 to apply against future taxable income. These losses will expire as follows: $59,000, $62,000, $68,000, $3,524,000, $5,660,000, $5,428,000 and $27,096,000 in 2014, 2026, 2027, 2028, 2029, 2030 and 2031 respectively. Due to recent acquisitions, these loss carryforwards, and other tax credits, may be subject to certain limitations. The Company is in the process of determining the amount of any potential limitations, however, there will be no impact to operating results, since the Company has a full valuation allowance on its net deferred tax assets.

As of May 31, 2011, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2006-2011 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2006-2011 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

16. SHAREHOLDERS’ EQUITY

On March 18, 2011, the Company entered into a Common Stock Purchase Agreement, by and among the Company and the Purchasers (as defined therein), pursuant to which the Company issued 17,095,102 shares of its common stock in a private placement for a purchase price of $6.00 per share.

On March 28, 2011, the Company issued to an officer of the Company as part of his appointment as President and Chief Operating Officer, 300,000 shares of API’s common stock of which 140,019 of these shares were reacquired through the withholding of shares to pay employee tax obligations upon the issuance of the shares.

On January 31, 2011, the Company issued 1,216,667 shares of its common stock to the holders of the $3,650,000 Convertible Notes for a price equal to $3.00 per share upon conversion of the Convertible Notes.

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage (see Note 4a).

API Technologies Corp.

Notes to Consolidated Financial Statements

On December 28, 2010, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, which effected a one-for-four reverse share split of the Company’s outstanding common shares. A one-for-four reverse share split was also effected for the exchangeable shares. All the references to number of shares, options and warrants presented in these financial statements have been adjusted to reflect the post split number of shares.

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies (see Note 4b) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries may claim and have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of May 31, 2011, API is obligated to issue a remaining approximately 625,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 584,631 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common shares (approximately 831,250 shares) over the next 12 months. As of May 31, 2011, the Company repurchased and retired 137,728 of its common shares under this program for net outlay of approximately $716,000. In fiscal year 2011, the Company repurchased approximately 35,544 shares for net outlay of approximately $148,000.

The Company issued 1,043,334 options during the year ended May 31, 2011, including 750,000 to SenDEC employees and consultants as part of the Merger. During the year ended May 31, 2010 the Company issued 688,277 options related to employment arrangements (Note 17). These option grants were valued using the Black-Scholes option-pricing model.

17. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,431,104 shares are available for issuance pursuant to options or as shares as of May 31, 2011. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

API Technologies Corp.

Notes to Consolidated Financial Statements

As of May 31, 2011, there was $1,115,232 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2012 to 2016.

During the year ended May 31, 2011 and 2010, $4,556,554 and $1,215,010, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	May 31, 2011	May 31, 2010
Expected volatility	97.4%	110.2%
Expected dividends	0%	0%
Expected term	6 years	10 years
Risk-free rate	1.93%	2.30%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Share Options outstanding—May 31, 2009	885,462	$5.972
Less forfeited	(94,583)	$7.088
Exercised	—	$—
Issued	688,277	$5.520

Share Options outstanding—May 31, 2010	1,479,156	$5.708
Less forfeited	(236,491)	$5.002
Exercised	—	$—
Issued	1,043,334	$5.710

Share Options outstanding—May 31, 2011	2,285,999	$5.738

Share Options exercisable— May 31, 2011	1,787,561	$5.833

The weighted average grant price of stock options granted during the year ended May 31, 2011 and May 31, 2010 was $5.71 and $5.52, respectively.

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at May 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.56 – $ 4.99	47,084	$3.560	9.400	$—	—	$0.000	$—
$5.00 – $ 6.99	2,215,160	$5.711	7.306	$2,723,063	1,771,553	$5.763	$1,961,818
$7.00 – $20.00	23,755	$12.546	6.377	$—	16,008	$13.626	$—

	2,285,999		7.339	$2,723,063	1,787,561		$1,961,818

API Technologies Corp.

Notes to Consolidated Financial Statements

The intrinsic value is calculated at the difference between the market value as of May 31, 2011 and the exercise price of the shares. The market value as of May 31, 2011 was $6.87 as reported by the OTC Bulletin Board.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the year ended May 31:

	2011	2010
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$2,892	$30,368
Cash paid for interest	$2,792,633	$1,026,252
(b) Non cash transactions (note 4)
Exchange of note receivable through asset acquisition	$—	$5,000,000
Sellers’ note payable issued in asset acquisition	—	10,000,000
Common shares issued in asset acquisition	—	2,107,000
Common shares subscribed but not issued in asset acquisition	—	2,373,000
Issuance of warrants with debt modification resulting in debt discount	—	223,398
Issuance of warrants with promissory notes resulting in debt discount	—	3,391,308
Assets acquired and liabilities assumed in business acquisitions, net	$—	$28,494,720

19. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Year ended May 31,
	2011	2010
Weighted average shares-basic	20,657,757	8,693,498
Effect of dilutive securities	*	*

Weighted average shares—diluted	20,657,757	8,693,498

Basic EPS and diluted EPS for the year ended May 31, 2011 and 2010 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	All outstanding options aggregating 2,285,999 incremental shares, and 955,362 warrants have been excluded from the May 31, 2011 (all outstanding options aggregating 1,479,156 incremental shares, 955,362 warrants and1,216,667 shares underlying the convertible promissory notes from the May 31, 2010) computation of diluted EPS as they are anti-dilutive due to the losses generated in 2011 and 2010.

API Technologies Corp.

Notes to Consolidated Financial Statements

20. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of May 31, 2011.

2012	$2,264,197
2013	2,115,032
2014	1,830,961
2015	1,588,155
2016	1,312,352
Thereafter	4,421,419

Total	$13,532,116

The preceding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $2,364,573, and $1,574,775 for the year ended May 31, 2011 and 2010, respectively.

b)	The Company may be a party to lawsuits in the normal course of our business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

21. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the year ended May 31, 2011 restructuring expenses included charges of approximately $5,589,405 related to workforce reductions and other expenses related to consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its new leased facility in Windber, P.A. and from consolidating its two wholly-owned subsidiaries in Ottawa, Canada. The Company also realized impairment charges of approximately $414,000 on leasehold improvements from Ronkonkoma, and Endicott N.Y. and incurred approximately $27,000 in lease charge commitments related to its effort to consolidate its two wholly-owned subsidiaries in Ottawa, Canada into one location. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of May 31, 2011.

API Technologies Corp.

Notes to Consolidated Financial Statements

As of May 31, 2011, the following table represents the details of restructuring charges:

Workforce Reduction Cost
Balance, May 31, 2010	$524,595
Restructuring charges	5,616,405
Write-offs of leasehold improvements	414,019

Total accumulated restructuring charges at May 31, 2011	6,555,019
Cash payments	(5,681,190)
Non-cash charges	(414,019)

Balance, May 31, 2011	$459,810

The remaining balance at May 31, 2011 is included in accounts payable and accrued liabilities.

22. SEGMENT INFORMATION

The Company follows the authoritative guidance on the required disclosures for segments which establish standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports.

API Technologies Corp.

Notes to Consolidated Financial Statements

The guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two principal business segments, Systems & Subsystems, and Secure Systems & Information Assurance. Inter-segment sales are presented at their market value for disclosure purposes.

Year ended May 31, 2011	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$89,150,631	$19,128,082	$—	$—	$108,278,713
Inter-segment sales	—	—	—	—	—

Total revenue	89,150,631	19,128,082	—	—	108,278,713

Operating loss before expenses below:	(657,869)	(1,109,186)	—	—	(1,767,055)
Corporate—head office expenses	—	—	6,745,485	—	6,745,485
Corporate—acquisition related charges	—	—	12,798,143	—	12,798,143
Depreciation and amortization	2,448,440	417,659	104,955	—	2,971,054
Other (income) expenses	(509,503)	62,236	5,155,992	—	4,708,725
Income tax recovery	(2,677,366)	—	—	—	(2,677,366)

Net loss from continuing operations	$80,560	$(1,589,081)	$(24,804,575)	$—	$(26,313,096)
Income from discontinued operations, net of tax	96,318	—	—	—	96,318

Net loss	$176,878	$(1,589,081)	$(24,804,575)	$—	$(26,216,778)

Segment assets	$158,260,989	$11,083,103	$103,827,630	$—	$273,171,722
Goodwill included in assets	$90,300,834	$—	$—	$—	$90,300,834
Capital expenditures	$1,282,098	$647,364	$71,780	$—	$2,001,242

API Technologies Corp.

Notes to Consolidated Financial Statements

Year ended May 31, 2010	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,327,058	$22,222,972	$—	$—	$68,550,030
Inter-segment sales	—	—	—	—	—

Total revenue	46,327,058	22,222,972	—	—	68,550,030

Operating Income (loss) before expenses below:	3,663,121	(195,478)	—	—	3,467,643
Corporate—head office expenses	—	—	3,222,840	—	3,222,840
Corporate—acquisition related charges	—	—	2,453,542	—	2,453,542
Depreciation and amortization	701,866	294,828	3,294	—	999,988
Other (income) expenses	(815,659)	111,751	782,904	—	78,996
Income tax expense	34,596	10,858	—	—	45,454

Net income (loss) from continuing operations	$3,742,318	$(612,915)	$(6,462,580)	$—	$(3,333,177)
Loss from discontinued operations, net of tax	(5,681,864)	—	—	—	(5,681,864)

Net loss	$(1,939,546)	$(612,915)	$(6,462,580)	$—	$(9,015,041)

Segment assets	$62,741,687	$12,350,457	$2,618,312	$—	$77,710,456
Goodwill included in assets	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures	$1,314,674	$257,172	$52,375	$—	$1,624,221
Impairment of fixed assets held for sale	$324,410	$—	$—	$—	$324,410
Impairment of long-lived assets of discontinued operations	$2,242,473	$—	$—	$—	$2,242,473

23. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match between 50% and 100% of certain employee contributions up to a maximum of 3% or 4% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the years ended May 31, 2011 and 2010, the Company incurred $484,723, and $387,945, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 26, 2011, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On June 1, 2011, the Company completed the acquisition of Spectrum (“the Spectrum Merger”) provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by the Company, Spectrum Control, Inc. (“Spectrum”), and Erie Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company.

API Technologies Corp.

Notes to Consolidated Financial Statements

Pursuant to the terms and conditions of the Spectrum Agreement, Merger Sub was merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase shares of common stock of Spectrum was accelerated so that it became fully vested and received in cash the product of the excess, if any, of $20.00 less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price was approximately $270,000,000.

The Company is in the process of allocating the total purchase price to the tangible and intangible net assets acquired. The Company currently estimates approximately $188,000,000 of the purchase price will be allocated to goodwill and other intangible assets. Any resulting goodwill will be non-deductible for tax purposes. The Company has incurred legal costs, professional fees and financing costs in connection with the Spectrum acquisition of approximately $19,000,000. Spectrum generated revenues of approximately $163,936,000 for the year ended November 30, 2010.

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a credit agreement with Morgan Stanley, and with other lenders from time to time parties thereto. The Credit Agreement provided for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. A portion of the proceeds from the secured term loan was used to repay the line of credit facility from RBC Bank, which was then terminated (see Note 10). On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which amends and restates the Credit Agreement in its entirety and provides for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. The borrowings under the new senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either:

•	the base rate plus a margin equal to 5.25%, subject to adjustment as noted below; or

•	the LIBOR rate plus a margin equal to 6.25%, subject to adjustment as noted below.

The “base rate” means the highest of (i) the Agent’s prime lending rate, (ii) the federal funds rate plus a margin equal to 0.50%, (iii) the one month LIBOR rate plus a margin equal to 1.00% and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. If the interest rate margin for incremental revolving loans is higher than the interest rate margin for existing revolving loans, then:

•	the interest rate margin for all revolving loans shall be increased to the higher applicable interest rate margin for incremental revolving loans; and

•

the interest rate margin for all term loans shall be increased to the extent necessary so that such interest rate margin is 0.25% less than the interest rate margin applicable to such incremental revolving loans.

Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months).

API Technologies Corp.

Notes to Consolidated Financial Statements

Revolving loans may be borrowed, repaid and reborrowed until June 1, 2014, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid. The term loans are to be repaid quarterly at the end of each of API’s fiscal quarters, with each quarterly installment equaling one quarter of 1% of the aggregate principal amount of the term loans outstanding as of June 27, 2011, with the remaining balance to be paid on the maturity date of June 1, 2016. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with API’s receipt of net proceeds from certain issuances of indebtedness, sales of assets, casualty events, annual excess cash flow and capital contributions resulting from the exercise of its equity cure rights with respect to financial covenants. In the event that the term loans are refinanced or repriced prior to June 1, 2012, and the effective interest rate margin or weighted average yield is less than the applicable interest rate margin or weighted average yield, then a fee will be due in an amount equal to 1.0% of the principal amount of such term loans prepaid or 1.0% of the principal amount of such term loans outstanding after giving effect to such repricing.

The Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to API and its subsidiaries, including covenants that limit the ability of API and its subsidiaries to grant liens, merge or consolidate, dispose of assets, pay dividends or distributions, repurchase shares, incur indebtedness, make loans, make investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, enter into certain restrictive agreements affecting its subsidiaries, and enter into certain negative pledge arrangements, in each case subject to customary exceptions for a credit agreement of this size and type. The Company is also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest expense coverage ratio. The Amended and Restated Credit Agreement also includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Amended and Restated Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the Amended and Restated Credit Agreement.

After giving effect to the application of the proceeds of the equity financing discussed below to the repayment of $30 million aggregate principal amount of term loans, $170 million aggregate principal amount of term loans remained outstanding under the Amended and Restated Credit Agreement as of June 27, 2011.

Also on June 27, 2011, the Company entered into a Common Stock Purchase Agreement, by and among the Company and the Purchasers (as defined therein), pursuant to which the Company issued 4,791,958 shares of its common stock in a private placement for a purchase price of $6.50 per share. The Company received aggregate gross proceeds of approximately $31,147,727 from the private placement. In connection with the private placement, the Company also issued up to 300,000 shares of common stock to certain Purchasers in consideration for a backstop commitment provided by such Purchasers.