Form 10-Q
period 2011-08-31
API Technologies Corp.
filed 2011-10-17
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35214

API TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0200798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4705 S. Apopka Vineland Rd. Suite 210

Orlando, FL 32819

(Address of Principal Executive Offices)

(407) 876-0279

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

54,566,786 shares of common stock with a par value of $0.001 per share at October 1, 2011.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

Unaudited

	Aug. 31, 2011	May 31, 2011
Assets
Current
Cash and cash equivalents	$16,155,080	$108,417,312
Accounts receivable, less allowance for doubtful accounts of $1,325,491 and $173,002 at August 31, 2011 and May 31, 2011, respectively	47,053,349	16,823,884
Inventories, net (note 6)	74,481,387	31,629,092
Deferred income taxes	6,216,500	—
Prepaid expenses and other current assets	2,753,114	1,012,326

	146,659,430	157,882,614
Fixed assets, net	45,138,634	16,430,972
Fixed assets held for sale (note 2)	3,216,082	150,000
Goodwill	234,860,957	90,300,834
Intangible assets, net	73,284,882	8,407,302
Other non-current assets	8,275,452	—

Total assets	$511,435,437	$273,171,722

Liabilities and Shareholders’ Equity
Current
Short-term debt (note 8)	$—	$4,372,025
Accounts payable and accrued expenses	41,920,520	24,351,331
Deferred revenue	1,277,771	546,234
Current portion of long-term debt (note 10)	2,528,151	243,957

	45,726,442	29,513,547
Deferred income taxes	15,958,129	—
Long-term debt, net of current portion (note 10)	165,701,435	1,931,973

	227,386,006	31,445,520

Commitments and contingencies (note 15)
Shareholders’ equity
Common stock, ($0.001 par value, 100,000,000 authorized shares, 54,566,786 and 49,142,278 shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively)	54,567	49,142
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2011 and May 31, 2011, respectively)	—	—
Additional paid-in capital	322,547,640	290,712,580
Common stock subscribed but not issued	2,373,000	2,373,000
Accumulated deficit	(41,322,351)	(51,694,233)
Accumulated other comprehensive income	396,575	285,713

	284,049,431	241,726,202

Total Liabilities and Shareholders’ Equity	$511,435,437	$273,171,722

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	Three Months Ended August 31,
	2011 (Unaudited)	2010 (Unaudited)
Revenue, net	$69,231,222	$29,123,545
Cost of revenues
Cost of revenues	52,613,851	21,892,977
Restructuring charges (note 17)	9,380	299,651

Total cost of revenues	52,623,231	22,192,628

Gross profit	16,607,991	6,930,917
Operating expenses
General and administrative	7,499,305	3,460,251
Selling expenses	4,450,159	1,112,618
Research and development	2,405,514	531,494
Business acquisition and related charges	—	94,081
Restructuring charges	671,224	604,573

	15,026,202	5,803,017

Operating income	1,581,789	1,127,900
Other (income) expenses, net
Interest expense, net	4,259,495	1,268,874
Other income, net	(51,825)	(771,513)

	4,207,670	497,361

Income (loss) from continuing operations before income taxes	(2,625,881)	630,539
Provision (benefit) for income taxes	(12,997,763)	3,112

Income from continuing operations	10,371,882	627,427
Income from discontinued operations, net of tax	—	129,667

Net Income	$10,371,882	$757,094

Income per share from continuing operations—Basic and diluted	$0.20	$0.07
Income per share from discontinued operations—Basic and diluted	$0.00	$0.01

Net income per share—Basic and diluted	$0.20	$0.08

Weighted average shares outstanding
Basic	52,404,074	8,908,172
Diluted	52,416,071	9,394,839

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common stock- number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at May 31, 2011	49,142,278	$49,142	$290,712,580	$2,373,000	$(51,694,233)	$285,713	$241,726,202
Stock-based compensation expense	—	—	45,363	—	—	—	45,363
Stock issued as part of private placement (Note 11)	5,091,958	5,092	29,942,684	—	—	—	29,947,776
Stock issued from stock option exercises (Note 12)	332,550	333	1,847,013	—	—	—	1,847,346
Net income for the period	—	—	—	—	10,371,882	—	10,371,882
Foreign currency translation adjustment	—	—	—	—	—	110,862	110,862
Total comprehensive loss	—	—	—	—	—	—	10,482,744

Balance at August 31, 2011	54,566,786	$54,567	$322,547,640	$2,373,000	$(41,322,351)	$396,575	$284,049,431

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Three Months Ended August 31,
	2011	2010
Cash flows from operating activities
Net income	$10,371,882	$757,094
Less: Income from discontinued operations	—	(129,667)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,445,665	392,855
Amortization of deferred financing costs	600,422	—
Amortization of note discounts	—	249,764
Write down of fixed assets held for sale	—	451,745
Stock based compensation	45,363	341,137
Gain on sale of fixed assets	—	(761,354)
Deferred income taxes	(13,514,367)	219
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(6,002,174)	439,142
Inventories	(7,088,829)	5,824,149
Prepaid expenses and other current assets	314,025	14,308
Accounts payable and accrued expenses	(1,155,361)	(4,028,475)
Deferred revenue	478,034	(4,120,493)

Net cash used by continuing activities	(11,505,340)	(569,576)
Net cash provided (used) by discontinued operations	—	2,176,314

Net cash provided (used) by operating activities	(11,505,340)	1,606,738
Cash flows from investing activities
Purchase of long-lived assets	(667,917)	(700,654)
Proceeds from disposal of fixed assets	—	1,569,208
Business acquisitions net of cash acquired of $4,141,305, and $0 (note 4a)	(266,122,767)	—

Net cash provided (used) by investing activities	(266,790,684)	868,554
Cash flows from financing activities
Proceeds on issuance of common shares	31,795,122	—
Repurchase and retirement of common shares	—	(51,641)
Short-term borrowings advances (repayments), net	(4,372,025)	76,967
Repayment of long-term debt (note 10)	(7,193)	(1,065,823)
Net proceeds—long-term debt (note 10)	158,643,281	—

Net cash provided (used) by financing activities	186,059,185	(1,040,497)
Effect of exchange rate on cash and cash equivalents	(25,393)	(165,926)

Net change in cash and cash equivalents	(92,262,232)	1,268,869
Cash and cash equivalents, beginning of period—continuing operations	108,417,312	4,496,025
Cash and cash equivalents, beginning of period—discontinued operations	—	15,593

Cash and cash equivalents, beginning of period	108,417,312	4,511,618
Cash and cash equivalents, end of period	$16,155,080	$5,780,487
Less: cash and cash equivalents of discontinued operations, end of period	—	10,100

Cash and cash equivalents of continuing operations, end of period	$16,155,080	$5,770,387

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”), designs, develops and manufactures high reliability engineered solutions, RF, sensors and measurement, power systems management technology, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies.

On June 1, 2011, the Company completed the acquisition of Spectrum Control Inc. (“the Spectrum Merger”) provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by the Company, Spectrum Control, Inc. (“Spectrum”), and Erie Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the terms and conditions of the Spectrum Agreement, Merger Sub was merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase shares of common stock of Spectrum was accelerated so that it became fully vested and received in cash the product of the excess, if any, of $20.00 less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price was approximately $270,264,000 (see Note 4a).

On January 9, 2011, API entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Vintage”), and API Merger Sub, Inc., a New York corporation (“Sub”), pursuant to which the Company acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage (see Note 4b).

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

The unaudited consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements have been prepared in accordance with the requirements of Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”).

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. Statements are subject to possible adjustments in connection with the audit of the Company’s accounts for the six months ended November 30, 2011. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2011 and the results of its operations and cash flows for the three month period ended August 31, 2011. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the fiscal year ended May 31, 2011 included in the Company’s Form 10-K filed with the SEC on August 26, 2011.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $3,216,000 at August 31, 2011 compared to $150,000 at May 31, 2011. The increase is attributed to the classification of two buildings from the Spectrum acquisition as held for sale as a result of initiatives to consolidate operational activities.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation (“NanoOpto”) have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2011 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The Company has two reporting units: (i) Systems & Subsystems and (ii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of Spectrum in June 2011, the acquisition of SenDEC in January 2011the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems & Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on August 31) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2011. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required.

Intangible assets that have a finite life are amortized using the following basis over the following periods:

Non-compete agreements	Straight line over 5 years
Computer software	Straight line over 3-5 years
Customer related intangibles	Straight line or the pattern in which the economic benefits are expected to be realized, over an estimated life of 4-15 years
Marketing related intangibles	The pattern in which the economic benefits are expected to be realized, over an estimated life of 3-10 years
Technology related intangibles	The pattern in which the economic benefits are expected to be realized, over an estimated life of 10 years

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

The Company’s valuation allowance was recorded on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods.

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

Stock-Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. The guidance requires that new, modified and unvested stock-based payment transactions with employees, such as grants of stock options, restricted stock units (“RSUs”) and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying shares and its expected volatility, expected dividends on the shares and the risk-free interest rate for the term of the option.

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated operations have been translated from various foreign currencies (Canadian dollars, British Pounds Sterling, Chinese Yuan, Euros, and Mexican Pesos) into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

In the ordinary course of business, the Company carries out transactions in various foreign currencies (Canadian Dollars, British Pounds Sterling, Chinese Yuan, Euros, and Mexican Pesos) included in the Company’s cash, accounts receivable, accounts payable, bank indebtedness, as well as a mortgage loan. The translation adjustments related to these accounts have been reflected as a component of comprehensive income. Currently, the Company does not maintain a foreign currency hedging program.

Debt Issuance Costs and Long-term Debt Discount

Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the life of the debt using the effective interest method. These payments are shown as a financing activity on the consolidated statement of cash flows and are shown as Other non-current assets in the consolidated balance sheets.

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

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC), Canadian Deposit Insurance Corporation (CDIC) and Financial Services Compensation Scheme (FSCS in the United Kingdom). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 52%, 1% and 5% of the Company’s revenues for the three months ended August 31, 2011 (72%, 5% and 4% for the three months ended August 31, 2010), respectively. One of the US customers, a defense prime contractor, represented approximately 8% of revenues for the three months ended August 31, 2011 (42% of revenues for the three months ended August 31, 2010). A loss of a significant customer could adversely impact the future operations of the Company.

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 14).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown in the Consolidated Statement of Changes in Shareholders’ Equity.

Comparative Reclassifications

Certain amounts from May 31, 2011 have been reclassified to conform to the August 31, 2011 financial statement presentation. The reclassifications include the income per share amounts due to the one-for-four reverse stock split of the Company’s outstanding common shares and exchangeable shares (see note 11).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The adoption of this accounting guidance, effective June 1, 2011, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the three months ended August 31, 2011.

4. ACQUISITIONS

a) Spectrum Control

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $4,841,000. These expenses have been accounted for as operating expenses, primarily as at May 31, 2011. Also in connection with this acquisition, the Company incurred approximately $11,253,000 of deferred financing costs and discounts related to the term loans (see Note 10a) that are being amortized to interest expense using the effective interest method. The results of operations of Spectrum have been included in the Company’s results of operations beginning on June 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash, net	$4,141,305
Accounts receivable and other current assets	32,558,927
Inventory	35,770,543
Fixed assets	33,245,288
Customer related intangibles	22,500,000
Marketing related intangibles	20,000,000
Technology related intangibles	25,000,000
Goodwill	144,560,123
Current liabilities	(19,230,451)
Deferred revenue	(200,000)
Long-term liabilities	(28,081,662)

Fair value of net assets acquired	$270,264,073

The fair value of Spectrum exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over an estimated life of 10 years.

The fair value of the assets acquired and liabilities assumed remain subject to potential adjustments. The purchase accounting is preliminary subject to the completion of the independent third party fair value assessment of the acquired intangible assets, independent third party valuation of acquired fixed assets, completion of income tax accounting and the fair value assessment of certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income from the acquisition date, June 1, 2011 to August 31, 2011 were approximately $40,193,000 and $3,537,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Land	$1,823,155
Buildings and leasehold improvements	17,258,271
Computer equipment	2,345,521
Furniture and fixtures	1,108,635
Machinery and equipment	10,658,730
Vehicles	50,976

Total fixed assets acquired	$33,245,288

b) SenDEC Corp.

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

The Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the obligation to pay former SenDEC shareholders up to $14 million in earnout payments, payable in three installments through July 31, 2013, based on achievement of certain financial milestones. The fair value of this obligation of $2.2 million is recorded in Accounts payable and accrued expenses. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. As of August 31, 2011 no amount has been recorded related to this bonus plan.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges, professional fees and accelerated share option expense in connection with the acquisition of approximately $6,039,000. The expenses have been accounted for as operating expenses. The results of operations of SenDEC have been included in the Company’s results of operations beginning on January 21, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash	$32,353,419
Accounts receivable and other current assets	7,897,276
Inventory	16,165,464
Fixed assets	5,389,155
Customer related intangibles	3,738,000
Marketing related intangibles	2,138,000
Goodwill	81,838,945
Current liabilities	(9,918,446)
Deferred revenue	(758,317)

Fair value of net assets acquired	$138,843,496

The fair value of shares issued to Vintage, options issued to SenDEC management and the earn-out payments exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer and marketing related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over an estimated life of 4 years.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. The purchase accounting is preliminary subject to the completion of the independent third party fair value assessment of the acquired intangible assets, completion of income tax accounting and the fair value assessment of certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net loss of SenDEC for the quarter ending August 31, 2011 were approximately $7,968,000 and $(1,112,000), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$515,447
Computer equipment	199,616
Furniture and fixtures	105,567
Machinery and equipment	4,568,525

Total fixed assets acquired	$5,389,155

The following unaudited pro forma summary presents the combined results of operations as if the Spectrum and SenDEC acquisitions described above had occurred at the beginning of the three month periods ended August 31, 2010.

Three months ended August 31, 2010
Revenues	$109,618,191
Net income from continuing operations	$6,252,866
Net income	$6,379,421
Net income from continuing operations per share – basic and diluted	$0.11
Net income per share – basic and diluted	$0.12

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was previously included in the Systems & Subsystems segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300,000.

The operating results of NanoOpto are summarized as follows:

	$129,667	$129,667
	Three months ended August 31,
	2011	2010
Revenue, net	$—	$—
Cost of revenues	—	—

Gross Profit	—	—
General and administrative	—	66,870
Research and development	—	40,414
Other income	—	236,951

Income from discontinued operations, net of tax	$—	$129,667

The assets and liabilities relating to NanoOpto consist of accounts payable of $141,311 at August 31, 2011 and May 31, 2011. These amounts are presented within accounts payable and accrued liabilities on the balance sheet.

6. INVENTORIES

Inventories consisted of the following:

	August 31, 2011	May 31, 2011
Raw materials	$35,803,546	$16,022,954
Work in progress	31,893,703	14,364,908
Finished goods	6,784,138	1,241,230

Total	$74,481,387	$31,629,092

Inventories are presented net of valuation allowances.

7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill were as follows:

Balance, May 31, 2011	$90,300,834
Goodwill from Spectrum business acquisition (note 4a)	144,560,123

Balance, August 31, 2011	$234,860,957

Changes in the carrying amount of Intangible assets were as follows:

Balance, May 31, 2011	$8,407,302
Intangible assets from Spectrum business acquisition (note 4a)	67,500,000
Less: Amortization	(2,622,420)

Balance, August 31, 2011	$73,284,882

8. SHORT-TERM DEBT

On April 20, 2011, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the RBC Bank (USA) (“RBC Bank”). The Loan Agreement was for a two-year senior secured line of credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of up to $20,000,000, which replaced the previous line of credit facility in the amount of approximately $1,022,000 ($1,000,000 CAD) at its Emcon Emanation Control subsidiary in Canada. The Revolving Credit Facility included a letter of credit subfacility of up to $4 million.

In connection with its entry into the secured revolving credit facility from Morgan Stanley on June 1, 2011, the line of credit facility from RBC Bank was repaid and terminated (see Note 10a).

The Company also has a credit facility in place for its U.K. subsidiary for approximately $409,000 (250,000 GBP), which renews in July 2012. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of August 31, 2011.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	August 31, 2011	May 31, 2011
Trade accounts payable	$27,437,785	$16,533,820
Accrued expenses	7,731,565	5,773,653
Wage and vacation accrual	6,751,170	2,043,858

Total	$41,920,520	$24,351,331

10. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	August 31, 2011	May 31, 2011
Term loan, due June 1, 2016, base rate plus 5.25% interest or LIBOR plus 6.25%, (a)	$169,500,000	$—
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,617,187	1,662,081
Capital leases payable	548,404	513,849
Environmental liability (c)	587,257	—

	$172,252,848	$2,175,930
Less: Current portion of long-term debt	(2,528,151)	(243,957)
Discount on term loan	(4,023,262)	—

Long-term portion	$165,701,435	$1,931,973

a)

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a credit agreement with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto. The Credit Agreement provided for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. A portion of the proceeds from the secured term loan was used to repay the line of credit facility from RBC Bank, which was then terminated (see Note 8). On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which amends and restates the Credit Agreement in its entirety and provides for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. The borrowings under the new senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either:

•	the base rate plus a margin equal to 5.25%, subject to adjustment as noted below; or

•	the LIBOR rate plus a margin equal to 6.25%, subject to adjustment as noted below.

The “base rate” means the highest of (i) the administrative agent’s prime lending rate, (ii) the federal funds rate plus a margin equal to 0.50%, (iii) the one month LIBOR rate plus a margin equal to 1.00% and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. If the interest rate margin for incremental revolving loans is higher than the interest rate margin for existing revolving loans, then:

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

Revolving loans may be borrowed, repaid and reborrowed until June 1, 2014, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid. The term loans are to be repaid quarterly at the end of each of API’s fiscal quarters, with each quarterly installment equaling one quarter of 1% of the aggregate initial principal amount of the term loans, with the remaining balance to be paid on the maturity date of June 1, 2016. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with API’s receipt of net proceeds from certain issuances of indebtedness, sales of assets, casualty events, annual excess cash flow and capital contributions resulting from the exercise of its equity cure rights with respect to financial covenants. In the event that the term loans are refinanced or repriced prior to June 1, 2012, and the effective interest rate margin or weighted average yield is less than the applicable interest rate margin or weighted average yield, then a fee will be due in an amount equal to 1.0% of the principal amount of such term loans prepaid or 1.0% of the principal amount of such term loans outstanding after giving effect to such repricing.

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

After giving effect to i) the application of the proceeds of the June 2011 equity financing discussed in Note 11 to the repayment of $30 million aggregate principal amount of term loans, and ii) $500,000 quarterly repayment, $169,500,000 aggregate principal amount of term loans remained outstanding under the Amended and Restated Credit Agreement as of August 31, 2011.

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at August 31, 2011. The mortgage is secured by the subsidiaries’ land and building.

c)	Through the acquisition of Spectrum on June 1, 2011, the Company owns certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired by Spectrum from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for Spectrum’s ceramic operations.

Spectrum’s purchase price for the acquired property included the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, Spectrum entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) Spectrum agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with Spectrum’s costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) Spectrum purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4,762,000. The cost of the insurance associated with the environmental clean-up ($3,604,000) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1,158,000) is being charged to general and administrative expense on a pro rata basis over the ten year policy term. At August 31, 2011, the non-current portion of prepaid environmental insurance, related solely to this matter, amounted to $1,526,039.

Based upon Spectrum’s environmental review of the property, Spectrum recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2011, remediation expenditures of $2,300,743 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $587,257 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense. Based on the current remediation plan, $280,292 of the total remediation costs are expected to be incurred during the next twelve months.

11. SHAREHOLDERS’ EQUITY

On June 27, 2011, API entered into a Common Stock Purchase Agreement, by and among API and the Purchasers (as defined therein), pursuant to which API issued 4,791,958 shares of its common stock in a private placement for a purchase price of $6.50 per share. API received aggregate gross proceeds of approximately $31,147,727 from the private placement. In connection with the private placement, API also issued 300,000 shares of common stock to certain Purchasers in consideration for a backstop commitment provided by such Purchasers.

On March 18, 2011, API entered into a Common Stock Purchase Agreement, by and among API and the Purchasers (as defined therein), pursuant to which API has issued 17,095,102 shares of its common stock in a private placement for a purchase price of $6.00 per share.

On March 28, 2011, API issued, to an officer of the Company as part of his appointment as President and Chief Operating Officer, 300,000 shares of API’s common stock, 140,019 of which shares were reacquired through the withholding of shares to pay employee tax obligations incurred upon the issuance of the shares. These shares were issued under the Company’s 2006 Amended and Restated Equity Incentive Plan.

On January 31, 2011, the Company issued 1,216,667 shares of its common stock to the holders of the $3,650,000 Convertible Notes for a price equal to $3.00 per share.

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage (see Note 4b).

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

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies or their designees. 250,000 shares were issued and delivered at closing, with 550,000 shares remaining to be issued and delivered. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API subsidiaries that purchased the KGC Companies’ assets may claim and have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common stock subscribed but not issued.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of August 31, 2011, API is obligated to issue a remaining approximately 625,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 584,631 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common stock.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common shares (approximately 831,250 shares) over the next 12 months. As of May 31, 2011, the Company repurchased and retired 137,728 of its common shares under this program for net outlay of approximately $716,000. In fiscal year 2011, the Company repurchased approximately 35,544 shares for net outlay of approximately $148,000. No shares were repurchased under the program in the three months ended August 31, 2011.

The Company issued 181,000 options during the three months ended August 31, 2011 (Note 12). During the year ended May 31, 2011 the Company issued 1,043,334 options related to employment arrangements, including 750,000 to SenDEC employees and consultants as part of the Merger. These option grants were valued using the Black-Scholes option-pricing model.

12. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the 2006 Equity Compensation Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and further amended the plan on June 3, 2011 to permit the issuance of RSUs. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,363,212 shares are available for issuance pursuant to options, RSUs, or stock as of August 31, 2011. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2011, there was $1,557,052 of total unrecognized compensation related to non-vested stock options and RSUs, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2012 to 2016.

During the three months ended August 31, 2011 and 2010, $45,363 and $341,137, respectively, has been recognized as stock-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	August 31, 2011	August 31, 2010
Expected volatility	93.6%	110.2%
Expected dividends	0%	0%
Expected term	6 years	10 years
Risk-free rate	1.91%	2.30%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2010	1,479,156	$5.708
Less forfeited	(236,491)	$5.002
Exercised	—	$—
Issued	1,043,334	$5.710

Stock Options outstanding—May 31, 2011	2,285,999	$5.738
Less forfeited	(113,108)	$5.698
Exercised	(332,550)	$5.528
Issued	145,000	$5.496

Stock Options outstanding—August 31, 2011	1,985,341	$5.750

Stock Options exercisable—August 31, 2011	1,480,343	$5.850

Restricted stock unit activity under the 2006 Equity Compensation Plan, for the three month period ended August 31, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	36,000	$7.400

RSUs outstanding—August 31, 2011	36,000	$7.400

RSUs exercisable—August 31, 2011	11,997	$7.400

The weighted average grant price of stock options granted during the three months ended August 31, 2011 and August 31, 2010 was $5.50 and $5.08, respectively.

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at August 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $ 3.55	36,000	$0.000	9.764	$170,640	11,997	$0.000	$56,866
$3.56 – $ 4.99	47,084	$3.560	9.148	$55,559	—	$0.000	$—
$5.00 – $ 6.99	1,914,502	$5.830	7.264	$—	1,461,586	$5.810	$—
$7.00 – $20.00	23,755	$12.550	6.125	$—	18,757	$12.920	$—

	2,021,341		7.339	$226,199	1,492,340		$56,866

The intrinsic value is calculated as the excess of the market value as of August 31, 2011 over the exercise price of the shares. The market value as of August 31, 2011 was $4.74 as reported by the NASDAQ Stock Market.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended August 31:

	2011	2010
Supplemental Cash Flow Information
Cash paid for income taxes	$269,153	$2,892
Cash paid for interest	$1,159,227	$1,052,003

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended August 31,
	2011	2010
Weighted average shares-basic	52,404,074	8,908,172
Effect of dilutive securities	11,997	486,667

Weighted average shares—diluted	52,416,071	9,394,839

Basic EPS and diluted EPS for the three months ended August 31, 2011 and 2010 have been computed by dividing the net income by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

15. COMMITMENTS

From time to time the Company may be a party to lawsuits in the normal course of our business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition. As of August 31, 2011 there were no material pending legal proceedings to which the Company was a party or to which any of its property was subject.

16. INCOME TAXES

The Company has identified several tax jurisdictions because it has operations in United States, Canada, the United Kingdom, Mexico and China. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The income tax expense for the three months ended August 31, 2011 and 2010, reflects a year to date effective tax rate of 494.9% and 0.49% respectively. These estimated effective tax rates differ from the statutory rate of 35% primarily due to the impact of the Spectrum acquisition in 2011 and the Company’s recognition of the tax benefit of historic losses in 2010.

17. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the three months ended August 31, 2011 restructuring expenses included charges of approximately $681,000 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A. and from consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its leased facility in Windber, P.A. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of August 31, 2011.

As of August 31, 2011, the following table represents the details of restructuring charges:

Workshare Reduction Cost
Balance, May 31, 2011	$459,810
Restructuring charges	680,604

Total accumulated restructuring charges at August 31, 2011	1,140,414
Cash payments	926,788
Non-cash charges	—

Balance, August 31, 2011	$213,626

The remaining balance at August 31, 2011 is included in accounts payable and accrued liabilities.

18. SEGMENT INFORMATION

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

The guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two principal business segments: Systems & Subsystems and Secure Systems & Information Assurance. Inter-segment sales are presented at their market value for disclosure purposes.

Three months ended August 31, 2011	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$63,164,620	$6,066,602	$—	$—	$69,231,222

Total revenue	63,164,620	6,066,602		—	69,231,222

Operating income before expenses below:	7,138,048	573,615	—	—	7,711,663
Corporate – head office expenses	—	—	1,684,209	—	1,684,209
Depreciation and amortization	4,343,529	91,511	10,625	—	4,445,665
Other expense	26,420	17,003	4,164,247	—	4,207,670
Income tax expense (recovery)	(13,202,898)	175,135	30,000	—	(12,997,763)

Net income (loss) from continuing operations	15,970,997	289,966	(5,889,081)	—	10,371,882
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$15,970,997	$289,966	$(5,889,081)	$—	$10,371,882

Segment assets—as at August 31, 2011	$491,279,727	$13,398,446	$6,757,264	$—	$511,435,438
Goodwill included in assets—as at August 31, 2011	$234,860,957	$—	$—	$—	$234,860,957
Purchase of long-lived assets, to August 31, 2011	$556,314	$111,603	$—	$—	$667,917

Three months ended August 31, 2010	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$24,934,434	$4,189,111	$—	$—	$29,123,545

Total revenue	24,934,434	4,189,111	—	—	29,123,545

Operating income (loss) before expenses below:	2,748,309	(435,485)	—	—	2,312,824
Corporate - head office expenses	—	—	687,481	—	687,481
Corporate - acquisition related charges	—	—	—	—	—
Depreciation and amortization	265,481	126,552	822	—	392,855
Other (income) expenses	(548,849)	31,392	1,119,406	—	601,949
Income tax expense	3,112	—	—	—	3,112

Net income (loss) from continuing operations	3,028,565	(593,429)	(1,807,709)	—	627,427
Income from discontinued operations, net of tax	129,667	—	—	—	129,667

Net income (loss)	$3,158,232	$(593,429)	$(1,807,709)	$—	$757,094

Segment assets—as at May 31, 2011	$158,260,989	$11,083,103	$103,827,630	$—	$273,171,722
Goodwill included in assets—as at May 31, 2011	$90,300,834	$—	$—	$—	$90,300,834
Purchase of long-lived assets, to August 31, 2010	$587,286	$76,488	$36,880	$—	$700,654

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 17, 2011, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

We design, develop and manufacture electronic systems, subsystems, RF and secure solutions for technically demanding defense, aerospace and commercial applications. We own and operate several state-of-the-art manufacturing facilities in North America and the United Kingdom. With the Spectrum acquisition, we now also have manufacturing facilities in China and Mexico. Our customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise.

Operating through two segments, Systems & Subsystems, and Secure Systems & Information Assurance, we are positioned as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors. We provide a wide range of electronic manufacturing services from prototyping to high volume production, with specialization in high speed surface mount circuit card assembly for military and commercial organizations. Our manufacturing and design products include secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

On June 1, 2011, API completed the acquisition of Spectrum Control, Inc. (“Spectrum”) through the merger of Erie Merger Corp., a wholly owned subsidiary of API, with and into Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $270 million, including the value of stock options cashed-out as a result of the Spectrum Merger. The Spectrum acquisition has significantly expanded our Systems & Subsystems revenues, including approximately $40,193,000 to net sales for the three months ended August 31, 2011. In addition, we now have additional manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; Philadelphia, Pennsylvania; Grass Valley, California; Marlborough, Massachusetts; Hudson, New Hampshire; Auburn, New York; Wesson, Mississippi; Juarez, Mexico; and Guang Dong Province, China.

In addition, on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility. On June 27, 2011, the Company amended the credit facility to provide for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. API also on June 27, 2011 completed a private placement of approximately $31 million of common stock at a price of $6.50 per share.

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

The acquired product lines from SenDEC in January 2011 significantly expanded our Systems & Subsystems revenues, including approximately $7,968,000 to net sales for the three months ended August 31, 2011.

Following the acquisitions of SenDEC and Spectrum in January 2011 and June 2011, respectively, we significantly expanded our operating facilities throughout North America and added to our international footprint by adding Mexico and China. Commencing in June 2011, we began cost reduction initiatives to rationalize the number of facilities and personnel which will result in us consolidating certain parts of our manufacturing operations.

Operating Revenues

We derive operating revenues from the sales in our two principal business segments: Systems & Subsystems, and Secure Systems & Information Assurance. The acquisitions of Spectrum on June 1, 2011, SenDEC on January 21, 2011 and the asset acquisition of the KGC Companies on January 20, 2010 significantly expanded our Systems & Subsystems revenues. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems & Subsystems Revenue includes high-performance RF, microwave and millimeterwave solutions, high speed surface mount circuit card assembly for military prime contractors and advanced weapon systems including missiles, counter-IED RF jamming devices, unmanned air, ground and robotic systems. Other products include naval aircraft landing and launching systems, radar systems alteration, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components. The main demand today for our Systems & Subsystems products come from various world governments, including militaries, defense organizations, aerospace, homeland security and prime defense contractors.

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

Cost of Revenue

We conduct all of our design and manufacturing efforts in the United States, Canada, United Kingdom, Mexico and China. Cost of goods sold primarily consists of costs that were incurred to design, manufacturer, test and ship the products. These costs include raw materials, including freight, direct labor, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Other Income (Expense)

Other income (expense) consists of interest income on cash and cash equivalents and marketable securities, interest expense on term loans, notes payable, operating loans and capital leases, amortization of note discounts from debt extinguishments, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes gains related to the sales of fixed assets held for sale and acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at August 31, 2011 was approximately $146,565,000 compared to $69,591,000 at May 31, 2011. The increase primarily relates to the acquisition of Spectrum, which represents approximately $73,357,000 of our backlog.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated and that have a delivery date within a 12-month period. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended August 31, 2011 and 2010

The following discussion of results of operations is a comparison of our three months ended August 31, 2011 and 2010.

Operating Revenue

	Three months ended August 31,
	2011	2010	% Change
Revenues by segments:
Systems & Subsystems from continuing operations	$63,164,620	$24,934,434	153.3%
Secure Systems & Information Assurance from continuing operations	6,066,602	4,189,111	44.8%

	$69,231,222	$29,123,545	137.7%

We recorded a 137.7% increase in overall revenues for the three months ended August 31, 2011 over the same period in 2010. The increase is mainly attributed to the acquisition of Spectrum on June 1, 2011, which represented approximately $40 million of revenue for the Systems & Subsystems segment. During the three months ended August 31, 2011, our Systems & Subsystems revenues were negatively impacted by continued lower throughput while manufacturing operations from one of our New York facilities were physically moved into our Pennsylvania location as part of our restructuring initiatives. The Secure Systems & Information Assurance results include additional revenue generated by our subsidiary in the United Kingdom from two new customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended August 31,
	2011	2010
Gross margin by segments:
Systems & Subsystems from continuing operations	23.0%	23.2%
Secure Systems & Information Assurance from continuing operations	34.1%	27.1%
Overall	24.0%	23.8%

Our combined gross margin for the three months ended August 31, 2011 increased by approximately 0.2 percentage points compared to the three months ended August 31, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the three months ended August 31, 2011 from 76.2% to 76.0% compared to the same period last year. The Systems & Subsystems segment cost of sales increased 0.2% compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC, partially offset by lower cost of sales from the impact of the acquisition of Spectrum. The Secure Systems & Information Assurance segment realized a decrease in cost of sales mainly as a result of additional higher margin revenue from two new customers of our subsidiary in the United Kingdom and the Company realizing benefits achieved through the consolidation efforts and cost cutting measures.

General and Administrative Expenses

General and administrative expenses increased to approximately $7,499,000 for the three months ended August 31, 2011 from $3,460,000 for the three months ended August 31, 2010. The increase is primarily a result of the addition of Spectrum in June 2011 and SenDEC in January 2011, which increased general and administrative expenses by approximately $3,074,000 and $1,002,000, respectively, for the three months ended August 31, 2011, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.8% for the three months ended August 31, 2011, compared to 11.9% for the three months ended August 31, 2010.

The major components of general and administrative expenses are as follows:

	Three months ended August 31,
	2011	% of sales	2010	% of sales
Depreciation and Amortization	$2,348,136	3.4%	$126,112	0.4%
Accounting and Administration	$1,967,243	2.8%	$1,152,563	4.0%
Professional Services	$570,689	0.8%	$567,361	1.9%

Selling Expenses

Selling expenses from continuing operations increased to approximately $4,450,000 for the three months ended August 31, 2011 from $1,113,000 for the three months ended August 31, 2010. The increase was largely due to the inclusion of selling expenses related to the acquisition of Spectrum and SenDEC on June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, selling expenses were 6.4% for the three months ended August 31, 2011, compared to 3.8% for the three months ended August 31, 2010.

The major components of selling expenses are as follows:

	Three months ended August 31,
	2011	% of sales	2010	% of sales
Payroll Expense – Sales	$2,067,243	3.0%	$833,687	2.9%
Commissions	$1,340,411	1.9%	$18,440	0.1%
Advertising	$323,319	0.5%	$73,979	0.3%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $2,406,000 for the three months ended August 31, 2011 compared to $531,000 for the three months ended August 31, 2010. The increase was largely due to the inclusion of research and development expenses related to the acquisition of Spectrum and SenDEC on June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, research and development expenses were 3.5% for the three months ended August 31, 2011, compared to 1.8% for the three months ended August 31, 2010.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended August 31, 2011, there were no business acquisition and related charges compared to approximately $94,000 for the three months ended August 31, 2010 associated with the completion of the asset acquisitions of Cryptek and the KGC Companies.

Operating Income

We posted operating income from continuing operations for the three months ended August 31, 2011 of approximately $1,582,000 compared to operating income of approximately $1,128,000 for the three months ended August 31, 2010. The increase in operating income of approximately $454,000 is attributed to the improved overall results in our Systems & Subsystems segment as a result of the Spectrum acquisition.

Other (Income) and Expense

Total other expense for the three months ended August 31, 2011 amounted to approximately $4,208,000, compared to other expense of $497,000 for the three months ended August 31, 2010.

The increase in other expense is largely attributable to an increase in interest expense of approximately $2,990,000 from higher debt levels throughout the three month period ended August 31, 2011, compared to the prior year. The increase in net other expense was also attributable to reduced other income. The three months ended August 31, 2010 included approximately $870,000 of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y. and other fixed assets.

Income Taxes

Income taxes amounted to a net recovery of approximately $12,998,000 for the three months ended August 31, 2011, compared to income tax expense of approximately $3,000 for the three months ended August 31, 2010. As a result of acquiring Spectrum, we determined it was more likely than not to recognize a portion of the deferred tax assets; therefore we released approximately $13,514,000 valuation allowance as of August 31, 2011.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the three months ended August 31, 2011, compared to a gain of approximately $130,000 in the same period of fiscal 2010. The gain was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net Income

We recorded net income for the three months ended August 31, 2011 of approximately $10,372,000, compared to net income of approximately $757,000 for the three months ended August 31, 2010. The increase in net income is largely due to the net income tax recovery of approximately $12,998,000 and the additional operating income from the acquisition of Spectrum on June 1, 2011, partially offset by higher interest and amortization expenses and lower gains on the sales of fixed assets.

Liquidity and Capital Resources

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At August 31, 2011, we held cash and cash equivalents of approximately $16,155,000 compared to $108,417,000 at May 31, 2011. On June 1, 2011, we used approximately $91,000,000 as part of the purchase price of the Spectrum acquisition.

Cash used by continuing operating activities of approximately $11,505,000 for the three months ended August 31, 2011, was higher than cash used by continuing operations of approximately $570,000 for the three months ended August 31, 2010. During the three months ended August 31, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted primarily from higher interest payments and an increase in cash used by changes in operating assets and liabilities as a result of inventory purchases for future sales and increased accounts receivable balances from sales in the month of August 31, 2011.

Cash used by investing activities for the three months ended August 31, 2011 consisted of $266,123,000 for the Spectrum business acquisition net of cash acquired and the acquisition of capital assets of approximately $668,000. Cash generated in investing activities for the three months ended August 31, 2010 consisted mainly of proceeds from sale of two manufacturing buildings totaling approximately $1,569,000, partially offset by the acquisition of capital assets of approximately $701,000.

Cash flow generated by financing activities for the three months ended August 31, 2011 totaled approximately $186,059,000, and resulted mainly from the net proceeds of approximately $158,643,000 from term loans issued to Morgan Stanley and approximately $31,795,000 from the issuance of common stock as a result of a private placement on June 27, 2011 and stock options exercised during the quarter, partially offset by the repayment of approximately $4,372,000 on a line of credit. That line of credit was subsequently terminated and replaced by a $15 million secured revolving credit facility with Morgan Stanley, that is undrawn at August 31, 2011. During the three months ended August 31, 2010 cash flow used by financing of approximately $1,040,000 consisted mainly of the repayment of certain capital lease obligations.

On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement with Morgan Stanley and the other lenders parties thereto. As of August 31, 2011, the Company had $15,000,000 available under its revolving credit facility with Morgan Stanley to meet its cash requirements. Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months).

The credit facility with Morgan Stanley contains two financial covenants: a consolidated total leverage ratio and a consolidated interest expense coverage ratio. At August 31, 2011, the Company was in compliance with these covenants. The consolidated total leverage ratio, which is defined as the ratio of total consolidated indebtedness to trailing four quarter consolidated EBITDA, as defined in the Amended and Restated Credit Agreement, must be less than the ratio set forth opposite such period below:

Fiscal Quarter Ending	Ratio
August 31, 2011	4.50:1.00
November 30, 2011	4.00:1.00
February 29, 2012	3.50:1.00
May 31, 2012	3.25:1.00
August 31, 2012	3.00:1.00
November 30, 2012	2.75:1.00
February 28, 2013	2.50:1.00
May 31, 2013	2.50:1.00
August 31, 2013	2.25:1.00
November 30, 2013	2.25:1.00
February 28, 2014 and each Fiscal Quarter ending thereafter	2.00:1.00

The consolidated interest expense coverage ratio, which is defined as the ratio of consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Amended and Restated Credit Agreement, must be greater than the ratio set forth opposite such fiscal quarter below:

Fiscal Quarter Ending	Ratio
August 31, 2011	3.00:1.00
November 30, 2011	3.25:1.00
February 29, 2012	3.50:1.00
May 31, 2012 and each Fiscal Quarter ending thereafter	4.00:1.00

The Amended and Restated Credit Agreement also includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Amended and Restated Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the credit facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.

We believe that i) our available cash and cash equivalents, ii) funds available under our credit facilities with Morgan Stanley, and iii) future cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current shareholders’ ownership interests.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of recent accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates since the end of the fiscal year ended May 31, 2011.

Off-Balance Sheet Arrangements

During fiscal 2011 and the three months ended August 31, 2011, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, the ability to effectively integrate acquired companies, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Canadian dollars, Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. We may utilize interest rate swap agreements in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2011.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–”Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) No further disclosure required.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Credit Agreement among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.2	U.S. Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.3	Canadian Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.4*	Letter Agreement between the Company and John P. Freeman, effective as of June 1, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.5*	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.6*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.7*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.8	Amended and Restated Credit Agreement dated as of June 27, 2011 by and among API Technologies Corp., the lenders party thereto and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 1, 2011).

10.9	Common Stock Purchase Agreement dated as of June 27, 2011 by and among the Company and the Purchasers listed on Exhibit A (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed with the SEC on August 26, 2011).

10.10	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the SEC on August 26, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101	The following financial information from API Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: October 17, 2011	By:	/s/ JOHN P. FREEMAN
John P. Freeman
Chief Financial Officer
(Duly Authorized Officer)