Form 10-KT
period 2011-11-30
API Technologies Corp.
filed 2012-02-09
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2011 to November 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2011): $185,368,820

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 1, 2012, the Company had 54,568,448 shares of common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our transition period are incorporated by reference into Part III.

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

Overview of the Company

API Technologies Corp. (“we,” “us,” “our,” the “Company,” or “API”) designs, develops and manufactures systems, subsystems, RF and secure communications products, as well as provides electronics manufacturing and high-quality engineering services for technically demanding, high-reliability applications. Product lines include: Highly engineered products (including unmanned aerial vehicles (UAVs), aiming systems and synthesizers), Secure communications products (including TEMPEST and emanation security, encryption and secure networking products), subsystems and components (including custom hybrids, MIL-STD-1553 Data Bus, terminals, transistors and magnetics), RF and microwave products (including custom filters, amplifiers, connectors and antennas), sensors, and power systems. The Company also offers engineering services (including engineering and design for payloads, ground control systems and commercial product design) and electronics manufacturing services (EMS), such as new product introductions (NPI) and prototypes, turnkey manufacturing and printed circuit board (PCB) assembly.

We own and operate several state-of-the-art manufacturing facilities throughout North America, the United Kingdom, Mexico and China. Our customer base spans defense, aerospace, industrial, communications, medical, and government agencies, including the governments of the United States, Canada, the United Kingdom, and other NATO countries, many of which outsource many of their defense subcontracting requirements to us as a result of the combination of our design, development and manufacturing expertise.

We sell our products through direct sales force and applications engineering staff, a network of independent sales representatives, and distributors, as well as through our web site.

We currently have business offices throughout North America, the United Kingdom, and Germany. Our executive corporate office is located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, FL 32819, and our telephone number at that location is (407) 876-0279. Our website, which contains links to our financial information and our filings with the SEC, is www.apitechnologies.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendment to such reports are available, free of charge, on or through our website at the “Investor Relations” section, as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. The content on our website is available for information purposes only and is not incorporated by reference. Our common stock trades on the NASDAQ Capital Market under the symbol “ATNY.”

As previously announced, on June 3, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The Company believes that this change in fiscal year will better align its financial planning and reporting cycles with the seasonality of its business. This Transition Report on Form 10-K reports our financial results for the six month period of June 1, 2011 through November 30, 2011, which we refer to as the “transition period” throughout this report. Following the transition period, the Company will file annual reports for each twelve month period ended November 30 of each year beginning with the twelve month period ended November 30, 2012. References to fiscal 2011 and fiscal 2010 in this report refer to the fiscal years ended May 31, 2011 and 2010, respectively.

Recent Developments

During the transition period, we completed the following transactions:

Purchase of Spectrum—On June 1, 2011, we completed the acquisition of Spectrum Control, Inc., which we refer to as Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp., a wholly owned subsidiary of API. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common shares of Spectrum was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $273 million, including the value of stock options cashed-out as a result of the Spectrum Merger.

Also on June 1, 2011, in connection with the Spectrum acquisition, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. The Credit Agreement was subsequently amended and restated, which we refer to as the Credit Agreement, on June 27, 2011 to provide for a secured term loan facility in the principal amount of $170 million and $15 million secured revolving credit facility. The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that the Company shall apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement.

API on June 27, 2011 also completed a private placement of approximately $31 million of common shares at a price of $6.50 per share, the proceeds if which were used to finance the closing of the Spectrum acquisition.

Purchase of Commercial Microwave Technology—On November 29, 2011, our subsidiary, CMT Filters, Inc. (“API Sub”), entered into an asset purchase agreement (the “CMT Asset Purchase Agreement”) with Commercial Microwave Technology, Inc. (“CMT”), a California corporation, and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which API Sub purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. API Sub also assumed certain liabilities of CMT relating to the assets acquired. API Sub purchased the assets of CMT for $8,200,000, subject to certain adjustments.

During fiscal 2011, we completed the following transaction:

Purchase of SenDEC—On January 21, 2011, we acquired SenDEC Corp., a New York corporation, which we refer to as SenDEC (the “SenDEC Merger”). In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage Albany Acquisition, LLC (“Vintage”). SenDEC is a leading defense and industrial electronics manufacturing services company headquartered in Fairport, New York.

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on the achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012. In addition to the earn-out payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

During fiscal 2010, we completed the following transactions:

Purchase of Assets of the KGC Companies—On January 20, 2010, API and three of its subsidiaries (the “API Pennsylvania Subsidiaries”), entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies, which included defense subcontractors specializing in highly engineered systems and robotics for the defense, aerospace and communication industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27,580,000, consisting of (i) $24,000,000, comprised of $14,000,000 of cash paid at closing and a $10,000,000 short term note (the “Sellers’ Note”) dated January 20, 2010 and entered into and made by the API Pennsylvania Subsidiaries in favor of the KGC Companies and (ii) 800,000 shares of API common stock payable as follows: 250,000 shares of common stock were issued and delivered at closing, 250,000 shares of common stock were to be issued and delivered on the first anniversary of the closing and 300,000 shares of common stock were to be issued and delivered on the second anniversary of the closing. The shares issued and to be issued was valued at $5.60 per share, the fair value of the common shares at the transaction date. Of the 550,000 shares that have not been delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373,000. During December 2010, there was a $900,000 downward adjustment to the principal amount of the Sellers’ Note and during April 2011 the Sellers’ Note was fully repaid. The Company is in the process of negotiating certain indemnification matters with Kuchera Industries LLC (the “Payee”) under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc. and KII, Inc., as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims and the litigation described in Note 20 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements contained in this report.

Purchase of Assets of Cryptek—On July 7, 2009, we acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”) through foreclosure on API Cryptek Inc.’s security interest and liens on the Cryptek assets, and subsequent sale under the Uniform Commercial Code. Our subsidiary, API Cryptek Inc., was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek Inc. under loan documents previously purchased by API Cryptek Inc. for $5,000,000. API Cryptek Inc. develops and delivers security solutions to various industries and government agencies as well providing emanation security products and solutions. Products include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST emanation prevention products. API Cryptek Inc. and its subsidiaries have offices in Sterling, Virginia, South Plainfield, New Jersey, Ottawa, Ontario and Gloucester, United Kingdom.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services that create value for our customers with responsive, high-quality and affordable solutions. Our strategy involves a flexible and balanced combination of organic growth, cost reductions and select strategic acquisitions, enabling us to grow the Company and create shareholder value. We intend to maintain and expand our position as a leading supplier of products, systems, subsystems, and services to the United States Department of Defense (“DoD”), other U.S. Government agencies, NATO, allied foreign governments and commercial customers, both domestic and international.

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

•

Grow Sales Organically. We intend to maintain and expand our position as a subcontractor to prime military contractors for military products, systems, subsystems and services to the DoD, other U.S. Government agencies, NATO, allied foreign governments and commercial customers, both domestic and international. We believe our recent acquisitions of Spectrum, SenDEC, and CMT with complementary product lines create cross-selling opportunities within our existing global customer base. We also believe that the expansion of API to the United Kingdom and Germany reinforces our international business opportunities. We continuously seek to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a diversified provider of higher margin power management systems.

•

Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor and we believe we will further benefit from Spectrum’s low-cost manufacturing centers in Mexico and China. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales and effectively compete in a global marketplace.

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

•

Continuing to React Quickly to the Changing Defense Environment. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt existing technologies and products, such as thermal imaging, unmanned systems, counter-IED RF jamming devices, electronic surveillance, communication systems, and cybersecurity to address evolving military requirements, including rapid deployment and containment of non-conventional threats, such as terrorism and asymmetric warfare. We believe our expertise in electro-optics, rugged computers, advanced communications and network systems fits well into the DoD’s current and future technological focus.

•

Capitalize on the Emphasis on Transformation and Modernization. In recent years global government budgets, including the DoD budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision -guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent limited investment in future programs. The emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will be relatively strong. We believe our Systems & Subsystems segment, which manufactures components for these items, is well positioned to benefit from the expected focus in those areas. With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-security operations. It will also be our continued strategy to focus on additional acquisition activity to expand our capabilities in these areas and to further enhance our organic growth.

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

Corporate Organization and History

API was incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. On November 6, 2006, we completed the business combination among API, API Nanotronics Sub, Inc., which we refer to as API Sub, and API Electronics Group Corp., which we refer to as API Ontario. In this business combination, which occurred under Ontario law, API combined with API Ontario, and API Ontario became API’s wholly-owned indirect subsidiary. The holders of common shares of API Ontario were given the right to receive either 0.83 API common shares (which number reflects a subsequent share split and reverse share splits), or if the shareholder elected and was a Canadian taxpayer, 0.83 Exchangeable Shares of API Sub (which number reflects a subsequent share split and reverse share splits). Any API Ontario common shares not exchanged into Exchangeable Shares or API common shares will be cancelled on November 6, 2016.

On November 6, 2006, API changed its name to “API Nanotronics Corp,” and subsequently changed its name to API Technologies Corp. on October 22, 2009.

Operational Restructuring

Following the acquisitions of SenDEC, Spectrum and CMT in January 2011, June 2011 and November 2011, respectively, we significantly expanded our operating facilities throughout North America and to include Mexico and China. Commencing in June 2011, we began cost reduction initiatives to rationalize the number of facilities and personnel which will result in us consolidating certain parts of our manufacturing operations.

During the transition period, we implemented several cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, including St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S., resulting in an anticipated reduction of approximately $21 million in annual costs.

Products and Services

Operating through two principal business segments—Systems & Subsystems, and Secure Systems & Information Assurance—we are positioned as a total engineered solution provider to various world governments, as well as to the defense, aerospace, industrial, communications, and medical communities. The segments are distinguished by product and service offerings.

The Systems & Subsystems segment includes the products and services of our operating subsidiaries Spectrum, API Defense Inc., API Defense USA Inc., API Systems Inc., SenDEC, National Hybrid Group, API Electronics, Inc., TM Systems, Keytronics, Filtran Limited, and CMT. The Secure Systems & Information Assurance segment includes the products and services of our subsidiaries Cryptek, Emcon Emanation Control Inc., Secure Systems and Technologies and the Ion Networks division.

Our products and services fall within the following broad categories.

Systems & Subsystems

•	RF /Microwave Solutions

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

Six months ended November 30, 2011	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$131,790,719	$12,522,076	$—	$—	$144,312,796

Total revenue	131,790,719	12,522,076		—	144,312,796

Operating income before expenses below:	16,025,757	1,490,032	—	—	17,515,789
Corporate—head office expenses	—	—	2,364,594	—	2,364,594
Corporate—acquisition related	—	—	637,861	—	637,861
Depreciation and amortization	8,294,905	176,008	31,075	—	8,501,988
Other expense (including interest)	318,726	42,588	7,926,246	—	8,287,560
Income tax expense (benefit)	(10,621,456)	399,814	61,245	—	(10,160,397)

Net income (loss)	$18,033,582	$871,622	$(11,021,021)	$—	$7,884,183

Segment assets—as at November 30, 2011	$485,796,902	$15,603,610	$5,046,077	$—	$506,446,589
Goodwill included in assets—as at November 30, 2011	$253,169,740	$—	$—	$—	$253,169,740
Capital expenditures, to November 30, 2011	$1,124,571	$199,305	$—	$—	$1,323,876

Year ended May 31, 2011	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$89,150,631	$19,128,082	$—	$—	$108,278,713
Inter-segment sales	—	—	—	—	—

Total revenue	89,150,631	19,128,082	—	—	108,278,713

Operating loss before expenses below:	(657,869)	(1,109,186)	—	—	(1,767,055)
Corporate—head office expenses	—	—	6,745,485	—	6,745,485
Corporate—acquisition related charges	—	—	12,798,143	—	12,798,143
Depreciation and amortization	2,448,440	417,659	104,955	—	2,971,054
Other (income) expenses	(509,503)	62,236	5,155,992	—	4,708,725
Income tax benefit	(2,677,366)	—	—	—	(2,677,366)

Net loss from continuing operations	$80,560	$(1,589,081)	$(24,804,575)	$—	$(26,313,096)
Income from discontinued operations, net of tax	96,318	—	—	—	96,318

Net loss	$176,878	$(1,589,081)	$(24,804,575)	$—	$(26,216,778)

Segment assets—as at May 31, 2011	$158,260,989	$11,083,103	$103,827,630	$—	$273,171,722
Goodwill included in assets—as at May 31, 2011	$90,300,834	$—	$—	$—	$90,300,834
Capital expenditures, to May 31, 2011	$1,282,098	$647,364	$71,780	$—	$2,001,242

Year ended May 31, 2010	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,327,058	$22,222,972	$—	$—	$68,550,030
Inter-segment sales	—	—	—	—	—

Total revenue	46,327,058	22,222,972	—	—	68,550,030

Operating Income (loss) before expenses below:	3,663,121	(195,478)	—	—	3,467,643
Corporate—head office expenses	—	—	3,222,840	—	3,222,840
Corporate—acquisition related charges	—	—	2,453,542	—	2,453,542
Depreciation and amortization	701,866	294,828	3,294	—	999,988
Other (income) expenses	(815,659)	111,751	782,904	—	78,996
Income tax expense	34,596	10,858	—	—	45,454

Net income (loss) from continuing operations	$3,742,318	$(612,915)	$(6,462,580)	$—	$(3,333,177)
Loss from discontinued operations, net of tax	(5,681,864)	—	—	—	(5,681,864)

Net loss	$(1,939,546)	$(612,915)	$(6,462,580)	$—	$(9,015,041)

Segment assets—as at May 31, 2010	$62,741,687	$12,350,457	$2,618,312	$—	$77,710,456
Goodwill included in assets—as at May 31, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures, to May 31, 2010	$1,314,674	$257,172	$52,375	$—	$1,624,221
Impairment of fixed assets held for sale	$324,410	$—	$—	$—	$324,410
Impairment of long-lived assets of discontinued operations	$2,242,473	$—	$—	$—	$2,242,473

Major Customers

	Transition Period	2011	2010
Revenue
United States Department of Defense	1%	6%	8%
United States Department of Defense subcontractors	49%	65%	47%

Sales and Marketing

We use an integrated sales approach to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. At November 30, 2011 our sales, marketing and support team consists of approximately 59 people. Our use of experienced engineering personnel as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that close collaboration is critical to ensuring our products are incorporated into our customers’ equipment.

The sales cycle can be long in nature with a protracted design phase. However, once a product is designed into a defense or commercial system, it may be sole-sourced to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are often reluctant to change the incumbent supplier. We attempt to become the incumbent supplier by supporting customers’ early design and engineering efforts, thereby positioning us to realize long-term, recurring revenue throughout the lifecycle of our customers’ products.

In the commercial market, we target industries with high-reliability applications (e.g. communications, space, medical, alternative energy). This focus allows us to leverage our defense industry experience. Given the criticality of defense applications, we are accustomed to delivering high-reliability products of exceptional quality.

Backlog and Orders

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at November 30, 2011 was approximately $142,452,000 compared to approximately $69,591,000 at May 31, 2011 and $68,664,000 at May 31, 2010. The increase at November 30, 2011 primarily related to the acquisition of Spectrum, which represents approximately $77,012,000 of our backlog. The increase at May 31, 2011 compared to May 31, 2010, related to the acquisition of SenDEC, which represents approximately $12,392,000 of our backlog, partially offset by the completion of a major contract for a large U.S. customer during fiscal 2011.

Our “backlog” figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated, including U.S. government contracts, to the extent the funded amounts under such a contract have been appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of unexercised options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite quantity-type contracts or basic ordering agreements. Backlog includes all firm orders for commercial/industrial products. Fluctuations in backlog generally relate to the timing and amount of defense contract awards.

We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders. There can be no assurance that our entire funded backlog will become revenues in future periods.

Seasonality

Revenues for our Systems & Subsystems segment is typically slightly lower in the three months ended February relative to other quarters, while our Secure Systems & Information Assurance segment typically slows down during the summer months. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the contract manufacturers who work for them in the United States, Canada, the United Kingdom and various other countries in the world. Approximately 50%, 71% and 55% of total consolidated revenues for the six months ended November 30, 2011 and years ended May 31, 2011 and 2010, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. One of the US customers, a defense prime contractor, represented approximately 8% of revenues for the six months ended November 30, 2011 (21% and 20% of revenues for the years ended May 31, 2011 and 2010, respectively). The same customer represented 5%, 5% and 20% of accounts receivable as of November 30, 2011, May 31, 2011and May 31, 2010, respectively.

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

Most of our product development costs are recoverable under contractual arrangements; however, some of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $5,041,000, $2,389,000, and $2,200,000 for the six months ended November 30, 2011 and twelve months ended May 31, 2011 and 2010, respectively.

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

Some of our principal competitors include Aeroflex (NYSE:ARX), Incorporated, Anaren Inc., (NASDAQ: ANEN), Data Devices Inc., Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS), DRS.Finmeccanica, Ducommun Incorporated (NYSE: DCO), Cobham plc, Comtech EF Data Corp., M/A-COM Technology Solutions Inc. as well as numerous other competitors in specific business lines. Certain competitors are also our customers and suppliers. The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

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

In order to qualify as an approved supplier of products for use in equipment purchased by military services or aerospace programs, we are required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, and the Navy. Our products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. To the extent required, we currently meet or exceed all of these specifications.

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

Based upon Spectrum’s environmental review of the property, Spectrum recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2011, remediation expenditures of $2.4 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $523,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan, $230,000 of the total remediation costs are expected to be incurred during the next twelve months.

Except as described above, we believe that our current operations are in substantial compliance with all material existing applicable environmental laws and permits.

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

Manufacturing and Source of and Availability of Materials

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

Employees

As of November 30, 2011, we had approximately 2,140 full-time employees, including 1,362 in manufacturing, 307 in general and administrative, 235 in engineering and research and development, 130 in quality assurance, 59 in sales and marketing and 47 in contracts and customer service. Following the acquisition of Spectrum in June 2011, we added approximately 1,636 full-time employees, partially offset by 126 reductions as part of our ongoing business and operational strategy to consolidate operations and reduce costs. From May 31, 2010 to May 31, 2011, our net headcount increased by 33 employees from 597 primarily as a result of 160 employees from the SenDEC acquisition, partially offset by 127 reductions as part of our consolidation initiatives. None of our employees are subject to a collective bargaining agreement.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are good.

Executive Officers of the Registrant

The following table lists as of February 1, 2012, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Brian R. Kahn	38	Chairman, Chief Executive Officer, and Director	2011
Bel Lazar	51	Chief Operating Officer and President	2011
John P. Freeman	57	Chief Financial Officer	2011

Set forth below is certain biographical information regarding each of our executive officers.

Brian R. Kahn

Brian R. Kahn has served as our Chairman of the Board of Directors and Chief Executive Officer since January 21, 2011. Mr. Kahn founded and has served as the investment manager of Vintage Capital Management, LLC (“Vintage”), and its predecessor, Kahn Capital Management, LLC (“KCM”) since 1998. Vintage focuses on public and private market investments in consumer, manufacturing and defense industries. Mr. Kahn also was the former Chairman of the Board of Directors of White Electronic Designs Corporation, where he served on the Governance, Compensation and Strategic Alternatives committees. Additionally, he recently served as a director of Integral Systems, Inc. where he served on the Nominating and Governance, Strategic Growth and Special Litigation committees. Mr. Kahn graduated cum laude and holds a Bachelor of Arts degree in Economics from Harvard University.

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

John P. Freeman

John P. Freeman, C.P.A., C.M.A., became our Chief Financial Officer on the effective date of the Spectrum acquisition, June 1, 2011. Mr. Freeman has over 35 years of professional accounting and finance experience. Prior to joining API, Mr. Freeman served as Chief Financial Officer of Spectrum Control, Inc. since 1990, having previously served as Corporate Controller. He was appointed a Senior Vice President in 2000 and served on the company’s Board of Directors from 1991 through May 2011. Prior to joining Spectrum, Mr. Freeman was a Principal with the Certified Public Accounting firm of Root, Spitznas & Smiley, Inc. Previous roles included Principal with Salvia, Schaffner & Bigelow, Inc. and accountant with Price Waterhouse & Co. Mr. Freeman earned his Bachelor’s Degree in Accounting from Gannon University and is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

ITEM 1A.	RISK FACTORS

Additional Risk Factors to Consider:

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Transition Report on Form 10-K before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.

Risks Related to Our Business

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. For the fiscal year ended May 31, 2011, defense spending represented approximately 83% of our total consolidated sales, which does not include Spectrum sales, and for the transition period ended November 30, 2011, it represented 50% of our total consolidated sales. Reductions or changes in defense spending, including as a result of new U.S. government budget reductions, could have a material adverse effect on our sales and profits.

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

We currently maintain approximately $171 million of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At November 30, 2011, we had $171 million in aggregate principal amount of outstanding debt net of discounts, which is secured by substantially all of our assets.

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

Our credit facility contains certain restrictions that may limit our ability to operate our business.

Our credit facility, which contains a number of restrictive covenants that affect our business, restrict our ability to, among other things and subject to certain standard exceptions, sell or lease certain assets, pay dividends or other distributions to stockholders, engage in certain mergers or consolidations, create liens on assets, and borrow money or issue guarantees.

In addition, as a result of the covenants and restrictions contained in our credit facility, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities either through acquisitions or internal expansion. The terms of any future indebtedness could include more restrictive covenants.

We cannot assure that we will be able to remain in compliance with the covenants in our credit facility in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become due and payable and the incurrence of additional debt under the credit facilities would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business.

Net sales could decline significantly if we lose a major customer or a major program

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., Canadian and United Kingdom governments’ Departments of Defense (directly and through subcontractors) account for approximately 50% and 1% and 4%, respectively, of our revenues for the transition period ended November 30, 2011 and 71% and 6% and 6%, respectively, of our revenues for the fiscal year ended May 30, 2011. One of the US customers, a defense prime contractor, represented approximately 8% for the transition period ended November 30, 2011 and approximately 21% of revenues for the year ended May 31, 2011. A loss of a significant customer could adversely impact the future operations of our Company.

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

The possibility of goodwill impairment exists

As a result of recent business acquisitions, including SenDEC, Spectrum and CMT, goodwill is a significant part of our total assets. At May 31, 2011, our total assets were approximately $273 million, which included approximately $90 million of goodwill and at November 30, 2011 our total assets were approximately $506 million, which included approximately $253 million of goodwill. Goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill in accordance with current accounting standards. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if our future financial performance were to decline significantly, we could incur a material non-cash charge in our income statement and a material reduction in our shareholders’ equity for the impairment of goodwill.

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

We have a history of net losses, and may not be profitable in the future

Prior to the transition period we have incurred net losses for each of the last five fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common shares.

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

Failure to maintain adequate internal controls could adversely affect our business

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Transition Report and each of our Annual Reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

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

We are dependent on key personnel

We are dependent upon a small number of key personnel. For example, Bel Lazar, API’s President and Chief Operating Officer, is important to API’s future strategy. The loss of the services of such key personnel could have a material adverse effect on our business because we believe our success will depend in large part on the efforts of these individuals. While we have entered into employment letter agreements with certain key personnel, such letter agreements provide that their employment is at-will. We do not currently have, or propose to have, any long-term employment agreements with key personnel, nor do we intend to obtain key-man insurance in respect of such key personnel.

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

Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the company may be diluted. As of November 30, 2011, we have outstanding options to purchase 1,919,591 shares of common stock that were granted to directors, officers, employees and consultants that have a weighted average price of $5.72 and 51,000 restricted stock units. In addition, we issued the following: in December 2009 we issued 62,500 warrants with an exercise price of $5.08 per share, and on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM	2. PROPERTIES

We operate from leased facilities in the following locations:

Location	Description	Approximate Square Footage (excludes subleased space)
Windber, Pennsylvania (Includes four facilities)	Manufacturing: - Secure Systems & Information Assurance - Systems & Subsystems - Engineering & Sales	147,000

Marlborough, Massachusetts	Manufacturing: - Systems & Subsystems	86,000

Fairport, New York (Includes two facilities)	Manufacturing: - Systems & Subsystems	82,000

Guong Dong Province, China	Manufacturing: - Systems & Subsystems	70,000

Juarez, Mexico	Manufacturing: - Systems & Subsystems	55,000

Hudson, New Hampshire	Manufacturing: - Systems & Subsystems	39,000

Kanata (Ottawa), Ontario	Manufacturing: - Secure Systems & Information Assurance - Systems & Subsystems	31,000

Grass Valley, California (Includes three facilities)	Offices and Manufacturing: - Systems & Subsystems	25,300

Sterling, Virginia	Sales office and Manufacturing - Secure Systems & Information Assurance	17,000

Melbourne, Florida	Manufacturing: - Systems & Subsystems	13,200

Akron, Ohio	Manufacturing: - Systems & Subsystems	11,000
Girard, Pennsylvania	Storage: - Systems & Subsystems	8,700

Columbia, Maryland	Design Center: - Systems & Subsystems	7,000

South Plainfield, New Jersey	Sales Office: - Systems & Subsystems	7,000

Ronkonkoma, New York	Sales Office and Design Centre: - Systems & Subsystems	4,100

Schwabach, Germany	Sales Office: - Systems & Subsystems	3,000

Westborough, Massachusetts	Sales Office: - Systems & Subsystems	300

We also operate from owned facilities in the following locations:

Location	Description	Approximate Square Footage	Principal Balance Outstanding at November 30, 2011 on Related Mortgage
State College, Pennsylvania	Manufacturing: - Systems & Subsystems	250,000	N/A

Wesson, Mississippi	Manufacturing: - Systems & Subsystems	55,000	N/A

Fairview, Pennsylvania (includes two facilities)	Sales,Admin Offices and Manufacturing: - Systems & Subsystems	53,000	N/A

Palm Bay, Florida	Building Held for Sale	51,000	N/A

Gloucester, United Kingdom	Manufacturing: - Secure Systems & Information Assurance	25,300	$1,508,000

Auburn, New York	Manufacturing: - Systems & Subsystems	21,000	N/A

Philadelphia, Pennsylvania	Manufacturing: - Systems & Subsystems	20,000	N/A

Ogdensburg, New York	Building Held for Sale	16,000	N/A

Delmar, Delaware	Manufacturing: - Systems & Subsystems	15,000	N/A

Our executive corporate offices are located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, Florida.

We believe that our facilities are suitable and adequate to meet our needs. We will continue to consolidate certain of our operations that will result in reduced overhead expenses and greater overall efficiencies and profitability.

ITEM	3. LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements contained in this report.

ITEM	4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock commenced trading on the NASDAQ Capital Market on June 27, 2011 under the ticker symbol ANTY. Prior to that date, our common stock was qualified for quotation on the OTC Bulletin Board. None of the shares of our subsidiaries are publicly traded.

The following table lists the reported high and low bid prices of our common stock for each quarter as reported by the OTC Bulletin Board for the periods indicated prior to June 27, 2011 and the high and low common stock sales prices on the NASDAQ Capital Market on and following such date. The over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. We effected a one-for-four reverse stock split on December 28, 2010. The bid prices below have been adjusted to give retroactive effect to the reverse stock split.

	High	Low
Six months ended November 30, 2011
Three months ended November 30, 2011	$5.19	$3.11
Three months ended August 31, 2011	$8.00	$4.40

Year ended May 31, 2011
Fourth Quarter (5/31/11)	$8.25	$6.02
Third Quarter (2/28/11)	$6.75	$3.48
Second Quarter (11/30/10)	$5.00	$3.32
First Quarter (8/31/10)	$5.80	$4.20

Year ended May 31, 2010
Fourth Quarter (5/31/10)	$6.68	$4.44
Third Quarter (2/28/10)	$6.96	$4.04
Second Quarter (11/30/09)	$7.36	$3.08
First Quarter (8/31/09)	$5.84	$2.64

Registered Holders of our Common Stock

As of February 1, 2012, we had approximately 146 shareholders of record, although there are a larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

As previously reported, on June 27, 2011, we entered into a Common Stock Purchase Agreement pursuant to which we issued 4,791,958 shares of our common stock (the “Shares”) in a private placement for a purchase price of $6.50 per Share to accredited investors. We received aggregate gross proceeds of approximately $31,147,727 from the private placement. In connection with the private placement, we also issued 300,000 shares of common stock to certain purchasers in consideration for a backstop commitment provided by such purchasers. We issued the Shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D and in reliance on similar exemptions under applicable state laws.

Recent Repurchases of our Shares

We did not repurchase any shares of our common stock during the three months ended November 30, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

We design, develop and manufacture electronic systems, subsystems, RF and secure solutions for technically demanding defense, aerospace and commercial applications. We own and operate several state-of-the-art manufacturing facilities in North America and the United Kingdom. With the Spectrum acquisition, we now also have manufacturing facilities in China and Mexico. Our defense customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise. Our commercial customers, who represent the commercial, industrial, and medical communities, leverage our products, engineering, and manufacturing capabilities to address high-reliability requirements.

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

On November 29, 2011, CMT Filters, Inc. (“API Sub”), a subsidiary of API entered into an asset purchase agreement (the “CMT Asset Purchase Agreement”) with Commercial Microwave Technology, Inc. (“CMT”), a California corporation, and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which API Sub purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. API Sub also assumed certain liabilities of CMT relating to the assets acquired. API Sub purchased the assets of CMT for $8,200,000, subject to certain adjustments.

On June 1, 2011, API completed the acquisition of Spectrum Control, Inc. (“Spectrum”) through the merger of Erie Merger Corp., a wholly owned subsidiary of API, with and into Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $273 million, including the value of stock options cashed-out as a result of the Spectrum Merger. The Spectrum acquisition has significantly expanded our Systems & Subsystems revenues, including approximately $78,925,000 to net revenues for the six months ended November 30, 2011. In addition, we now have additional manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; Philadelphia, Pennsylvania; Grass Valley, California; Marlborough, Massachusetts; Hudson, New Hampshire; Auburn, New York; Wesson, Mississippi; Juarez, Mexico; and Guang Dong Province, China.

In addition, on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility. On June 27, 2011, the Company amended the credit facility to provide for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. API also on June 27, 2011 completed a private placement of approximately $31 million of common stock at a price of $6.50 per share. The credit facility was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that the Company will apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement.

On January 9, 2011, API entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vintage Albany Acquisition, LLC (“Vintage”) and API Merger Sub, Inc., pursuant to which we acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “SenDEC Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, we acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API shares of common stock to Vintage.

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including without limitation, certain earn-out payments, and payments in an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

The acquired product lines from SenDEC in January 2011 significantly expanded our Systems & Subsystems revenues, including approximately $21,160,000 to net revenues for the six months ended November 30, 2011 and $19,286,000 for the year ended May 31, 2011.

Following the acquisitions of SenDEC and Spectrum in January 2011 and June 2011, respectively, we significantly expanded our operating facilities throughout North America and added to our international footprint by adding Germany, Mexico and China. Commencing in June 2011, we began cost reduction initiatives to rationalize the number of facilities and personnel, which will result in us consolidating certain parts of our manufacturing operations. During the transition period, we implemented several cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, including St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S., resulting in an anticipated reduction of approximately $21 million in annual costs.

The acquired product lines from the KGC Companies in January 2010 also significantly expanded our Systems & Subsystems revenues, including approximately $29,500,000 and $54,608,000 to net revenues for the six months ended November 30, 2011 and the year ended May 31, 2011, respectively. The July 2009 Cryptek acquisition expanded our manufacturing and design of products to include secured systems & information assurance products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products including approximately $12,500,000 and $19,128,000 to net revenues for the six months ended November 30, 2011 and the year ended May 31, 2011, respectively.

Following the acquisitions of the assets of Cryptek and the assets of the KGC Companies in July 2009 and January 2010, respectively, API had operating facilities in Ronkonkoma and Hauppauge, New York, Somerset, New Jersey, and Ottawa, Ontario, as well as Windber, Pennsylvania, Sterling, Virginia, South Plainfield, New Jersey, and Gloucester, United Kingdom. Commencing in May 2010, we began a cost cutting initiative to rationalize the number of facilities and personnel, resulting in the consolidation of our manufacturing operations from eight facilities into three facilities. This process was completed in December 2010 and resulted in the reduction of approximately $4 million in annual costs. In connection with the SenDEC acquisition, we added two manufacturing facilities in Fairport, New York.

Effective September 13, 2010, the Company entered into a Proxy Agreement with the DoD. Following the SenDEC Merger, the Proxy Agreement was terminated.

On June 15, 2010, we closed the asset sale of our nanotechnology research and development subsidiary based in Somerset, New Jersey. This business had historically been unprofitable and the closure is expected to improve our operating results and allow us to deploy our capital and management resources on our expanding defense business.

Operating Revenues

We derive operating revenues from the sales in our two principal business segments: Systems & Subsystems, and Secure Systems & Information Assurance. The acquisitions of Spectrum on June 1, 2011, SenDEC on January 21, 2011 and the asset acquisition of the KGC Companies on January 20, 2010 significantly expanded our Systems & Subsystems revenues. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries. The acquisition of CMT took place on November 29, 2011 and did not impact operating revenues during the transition period.

Systems& Subsystems Revenue includes high-performance RF, microwave and millimeterwave solutions, high speed surface mount circuit card assembly for military prime contractors and advanced weapon systems including missiles, counter-IED RF jamming devices, unmanned air, ground and robotic systems. Other products include naval aircraft landing and launching systems, radar systems alteration, aircraft ground support equipment, Aircraft Radar Indication Systems using Liquid Crystal Display (LCD) technology and other mission critical systems and components. The main demand today for our Systems & Subsystems products come from various world governments, including militaries, defense organizations, aerospace, homeland security and prime defense contractors.

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

Other Income (Expense)

Other income (expense) consists of interest income on cash and cash equivalents and marketable securities, interest expense on term loans, notes payable, operating loans and capital leases, amortization of note discounts and deferred financing costs, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes gains related to the sales of fixed assets held for sale and acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at November 30, 2011 was approximately $142,452,000 compared to $69,591,000 at May 31, 2011. The increase primarily relates to the acquisition of Spectrum, which represents approximately $77,012,000 of our backlog.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Transition Period to the Six Months Ended November 30, 2010

The following discussion of results of operations is a comparison of our six months ended November 30, 2011 and 2010 as presented in Note 24 “Transition Period Comparable Information” to the Condensed Consolidated Financial Statements contained in this report.

Operating Revenue

	Six months ended November 30,
	2011	2010 (unaudited)	% Change
Revenues by segments:
Systems & Subsystems from continuing operations	$131,790,720	$46,731,011	182.0%
Secure Systems & Information Assurance from continuing operations	12,522,076	8,291,226	51.0%

	$144,312,796	$55,022,237	162.3%

We recorded a 162.3% increase in revenues for the six months ended November 30, 2011 over the same period in 2010. The increase is mainly attributed to the acquisition of Spectrum on June 1, 2011 and SenDEC on January 21, 2011. During the six months ended November 30, 2011, our Systems & Subsystems revenue increase from these acquisitions was partially offset by i) the completion of a major program in 2010 and ii) continued lower throughput in 2011 while manufacturing operations from one of our New York facilities were physically moved into one of our Pennsylvania locations as part of our restructuring initiatives. In addition, the Secure Systems & Information Assurance revenue increase of 51.0% primarily resulted from additional revenue generated by our subsidiary in the United Kingdom from two new customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Six months ended November 30,
	2011	2010 (unaudited)
Gross margin by segments:
Systems & Subsystems from continuing operations	22.5%	23.7%
Secure Systems & Information Assurance from continuing operations	37.3%	27.7%
Total	23.8%	24.3%

Our combined gross margin for the six months ended November 30, 2011 decreased slightly compared to the six months ended November 30, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales increased the six months ended November 30, 2011 from 75.7% to 76.2% compared to the same period in 2010. The Systems & Subsystems segment cost of sales increased 1.2% compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC and Spectrum, and initially lower efficiency on the transferred production at one of our Pennsylvania locations for the six months ended November 30, 2011, compared to the same period in 2010. The Secure Systems & Information Assurance segment realized a decrease in cost of sales mainly as a result of the Company realizing benefits through consolidation efforts and cost cutting measures. Total cost of revenue from continuing operations for the six months ended November 30, 2011 included approximately $205,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $12,604,000 for the six months ended November 30, 2011 from $7,656,000 for the six months ended November 30, 2010. The increase is primarily a result of the addition of Spectrum in June 2011 and SenDEC in January 2011, which increased general and administrative expenses by approximately $5,333,000 and $1,788,000, respectively, for the six months ended November 30, 2011, partially offset by lower stock based compensation and certain cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses for the six months ended November 30, 2011 were 8.7% compared to 13.9% in the comparable period in the prior year.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2011	% of sales	2010 (unaudited)	% of sales
Depreciation and Amortization	$4,452,531	3.1%	$301,028	0.5%
Accounting and Administration	$2,759,588	1.9%	$2,312,806	4.2%
Professional Services (including Audit and Legal)	$1,034,781	0.7%	$843,887	1.5%
Share based compensation—general and administrative	$98,859	0.1%	$615,451	1.1%

Selling Expenses

Selling expenses from continuing operations increased to approximately $7,954,000 for the six months ended November 30, 2011 from approximately $2,244,000 for the same period in fiscal 2010. The increase was largely due to selling expenses, including commissions, related to the acquisition of Spectrum and SenDEC on June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, selling expenses were 5.5% for the six months ended November 30, 2011, compared to 4.1% for the six months ended November 30, 2010.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2011	% of sales	2010 (unaudited)	% of sales
Payroll Expense—Sales	$3,649,121	2.5%	$1,575,674	2.9%
Commissions	$2,955,368	2.0%	$116,076	0.2%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $5,041,000 for the six months ended November 30, 2011 from approximately $1,254,000 for the same period in fiscal 2010. As a percentage of sales, research and development expenses were 3.5% for the six months ended November 30, 2011, compared to 2.3% for the six months ended November 30, 2010.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the six months ended November 30, 2011, business acquisition and related charges were approximately $638,000 associated with the completion of the SenDEC, CMT and Spectrum acquisitions, compared to $nil in the comparable period of the prior year.

Operating Income

We posted operating income from continuing operations for the six months ended November 30, 2011 of approximately $6,011,000 compared to operating income from continuing operations of approximately $573,000 for the same period in 2010. The increase in operating income of approximately $5,438,000 is attributed to i) an increase gross profits from the SenDEC and Spectrum acquisitions in January and June 2011, respectively, and ii) lower operating costs as a result of the Company realizing benefits through consolidation efforts and cost cutting measures, partially offset by initially lower efficiency on the transferred production at our Windber, Pennsylvania location compared to the same period in 2010.

Other (Income) and Expense

Total other expense for the six months ended November 30, 2011 amounted to approximately $8,288,000, compared to approximately $1,695,000 for the same period in 2010.

The increase in other expense is largely attributable to an increase in interest expense of approximately $4,966,000 from higher average debt levels throughout the period, and an increase of approximately $614,000 of non-cash expense related to the amortization of note discounts and deferred financing costs. The increase in net other expense was also attributable to reduced other income. The six months ended November 30, 2010 included approximately $870,000 of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y.

Income Taxes

Income taxes amounted to a benefit of approximately $10,160,000 for the six months ended November 30, 2011, compared to income tax expense of approximately $13,000 from the same period in 2010. Approximately $9,400,000 of the income tax benefit for the six month period ended November 30, 2011 related to a change in the valuation allowance, primarily due to recording a deferred tax liability for indefinite lived intangibles that were identified as a result of acquiring Spectrum, partially offset by an increase for state and foreign loss entities.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the six months ended November 30, 2011, compared to a gain of approximately $132,000 in the same period of fiscal 2010. The gain was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net Income (loss)

We recorded net income for the six months ended November 30, 2011 of approximately $7,884,000, compared to a net loss of approximately $1,004,000 for the six months ended November 30, 2010. The increase in net income is largely due to the income tax recovery and increased operating income from the Spectrum and SenDEC acquisitions, partially offset by higher interest expense, and the non-cash expense related to the amortization of note discounts and deferred financing costs.

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

Income Taxes

Income taxes amounted to a benefit of approximately $2,677,000 for the year ended May 31, 2011, compared to income tax expense of approximately $45,000 from the same period in 2010. As a result of acquiring SenDEC, we determined it was more likely than not to recognize a portion of the deferred tax assets; therefore we released approximately $2,677,000 valuation allowance as of May 31, 2011. In view of the prior years’ losses and the uncertainty relating to our future profitability we continue to provide for 100% valuation allowance resulting in no deferred tax assets on a net basis. However, in future periods there is potential for the valuation allowance to be lowered based upon future improvements in projected operating results.

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

At November 30, 2011, we held cash and cash equivalents of approximately $15,690,000 compared to $108,417,000 at May 31, 2011 and $4,496,000 at May 31, 2010. On June 1, 2011, we used approximately $91,000,000 as part of the purchase price of the Spectrum acquisition and on November 29, 2011, we used $8,200,000 to fund the acquisition of CMT.

Six Months Ended November 30, 2011 compared to November 30, 2010

Cash used by continuing operating activities of approximately $1,605,000 for the six months ended November 30, 2011, was higher than cash used by continuing operations of approximately $304,000 for the six months ended November 30, 2010. During the six months ended November 30, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted primarily from higher interest payments and an increase in cash used by changes in operating assets and liabilities as a result of inventory purchases for future sales and increased accounts receivable balances from sales in the month of November 30, 2011.

Cash used by investing activities for the six months ended November 30, 2011 consisted of $276,211,000 for the Spectrum business acquisition net of cash acquired, the CMT asset acquisition, including restricted cash of $700,000 for the remaining purchase price of CMT and the acquisition of capital and intangible assets of approximately $1,888,000. Cash generated in investing activities for the six months ended November 30, 2010 consisted mainly of proceeds from sale of two manufacturing buildings totaling approximately $1,569,000, partially offset by the acquisition of capital assets of approximately $1,003,000.

Cash flow generated by financing activities for the six months ended November 30, 2011 totaled approximately $185,267,000, and resulted mainly from the net proceeds of approximately $158,952,000 from term loans issued to Morgan Stanley, approximately $31,795,000 from the issuance of common stock as a result of a private placement on June 27, 2011, and stock options exercised during the quarter, partially offset by the repayment of approximately $1,095,000 on long-term debt (primarily term loans) and approximately $4,372,000 on a line of credit. That line of credit was subsequently terminated and replaced by a $15 million secured revolving credit facility with Morgan Stanley, that is undrawn at November 30, 2011. During the six months ended November 30, 2010 cash flow used by financing of approximately $1,148,000 consisted mainly of the repayment of certain capital lease obligations.

On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement with Morgan Stanley and the other lenders parties thereto. As of November 30, 2011, the Company had $15,000,000 available under its revolving credit facility with Morgan Stanley to meet its cash requirements. Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months). The Amended and Restated Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to, among other things, provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of the financial covenants set forth in the Credit Agreement for the four quarter period ended November 30, 2011.

The credit facility with Morgan Stanley contains two financial covenants: a consolidated total leverage ratio and a consolidated interest expense coverage ratio. At November 30, 2011, the Company was in compliance with these covenants. The consolidated total leverage ratio, which is defined as the ratio of total consolidated indebtedness to trailing four quarter consolidated EBITDA, as defined in the Amended and Restated Credit Agreement, must be less than the ratio set forth opposite such period below:

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

Cash used by continuing operating activities of approximately $9,741,000 for the year ended May 31, 2011, was higher than cash used by continuing operations of approximately $2,353,000 for the year ended May 31, 2010. During the year ended May 31, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted from an increase in the net loss primarily due to higher acquisition related and restructuring cash charges ($17,416,000—in fiscal 2011 vs. $3,661,000 in fiscal 2010), and higher interest payments, partially offset by an increase in cash generated by changes in operating assets and liabilities.

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

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets, fixed assets held for sale and discontinued operations. The Company also uses estimates in determining the remaining economic lives of long-lived assets. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options and restricted stock units. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value less cost to sell of the net assets to be sold at approximately $3,216,000 at November 30, 2011 compared to $150,000 at May 31, 2011and $930,000 at May 31, 2010. The increase in the Transition Period is attributed to the classification of two additional buildings following the Spectrum acquisition. The decrease at May 31, 2011 compared to May 31, 2010 related to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation (“NanoOpto”) were reclassified as discontinued operations in the consolidated balance sheets as at November 30, 2011, May 31, 2011 and May 31, 2010 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The Company has two reporting units: (i) Systems & Subsystems and (ii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of CMT in November 2011, Spectrum in June 2011, the acquisition of SenDEC in January 2011, the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems & Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on August 31) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $156,000, $255,000 and $220,000, in warranty liability as of November 30, 2011, May 31, 2011 and May 31, 2010, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $217,771, $142,776 and $236,892 for the six months ending November 30, 2011 and the years ending May 31, 2011 and 2010, respectively.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) account for approximately 50%, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011(71%, 6% and 6% of May 31, 2011 annual revenues and 55%, 6% and 8% of the May 31, 2010 annual revenues), respectively. One of the US customers, a defense prime contractor, represented approximately 8% of revenues for the six months ended November 30, 2011 (21% and 20% of revenues for the years ended May 31, 2011 and 2010, respectively). The same customer represented 6%, 5% and 20% of accounts receivable as of November 30, 2011, May 31, 2011and May 31, 2010, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share.

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

Off-Balance Sheet Arrangements

During the transition period and fiscal 2011 and fiscal 2010, we did not use off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included in this Transition Report on Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2011, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2011.

The effectiveness of our internal control over financial reporting as of November 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm; their report is included in this Item 9A.

Scope of Management’s Evaluation and Report on Internal Control over Financial Reporting

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of CMT Filters, Inc., the assets of which were acquired on November 29, 2011, would be excluded from the internal control assessment as of November 30, 2011, as permitted by the rules and regulations of the SEC. The Company acquired the assets of CMT Filters, Inc. during the transition period ended November 30, 2011. CMT Filters, Inc. accounted for approximately $9,757,000 and $8,200,000 of total and net assets, respectively (or 2% and 2% of total and net assets, respectively), as of November 30, 2011 and $0 and $0 of revenues and net income, respectively, for the six months then ended.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of API Technologies Corp.

We have audited API Technologies Corp. internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CMT Filters, Inc., which is included in the November 30, 2011 consolidated financial statements of API Technologies Corp. and constituted $9,757,000 and $8,200,000 of total and net assets, respectively, as of November 30, 2011 and $0 and $0 of revenues and net income, respectively, for the six months then ended. Our audit of internal control over financial reporting of API Technologies Corp. also did not include an evaluation of the internal control over financial reporting of CMT Filters, Inc.

In our opinion, API Technologies Corp. has maintained, in all material respects, effective internal control over financial reporting as of the six months ended November 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of API Technologies Corp. as of November 30, 2011 and May 31, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the six months ended November 30, 2011 and the year ended May 31, 2011 of API Technologies Corp. and our report dated February 9, 2012, expressed an unqualified opinion thereon.

Ernst & Young LLP

Pittsburgh, Pennsylvania

February 9, 2012

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act by not later than March 29, 2012. Reference is also made to the information appearing in Item 1 of Part I of this Transition Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than March 29, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report by reference:

2.1	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 of API Technologies Corp.’s (the “Company”) Current Report on Form 8-K/A filed with the SEC on March 2, 2010).

2.2	Amendment No. 1 to Asset Purchase Agreement, dated December 14, 2010, by and among the Company, API Systems, Inc., API Defense, Inc., API Defense USA Inc., Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera, and Ronald Kuchera (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 16, 2010).

2.3	Agreement and Plan of Merger by and among the Company, Vintage Albany Acquisition, LLC, and API Merger Sub, Inc. and SenDEC Corp. dated January 9, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2011).

2.4	Agreement and Plan of Merger by and Among Vintage Albany Acquisition, LLC, SenDEC Corp., South Albany Acquisition Corp. and, with respect to Articles VII and IX only, Kenton W. Fiske, as Stockholder Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2011).

2.5	Agreement and Plan of Merger dated as of March 28, 2011, by and among the Company, Erie Merger Corp. and Spectrum Control, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2011).

2.6	Asset Purchase Agreement dated November 29, 2011, by and among Commercial Microwave Technology, Inc., a California corporation, CMT Filters, Inc., a Delaware corporation (a wholly owned subsidiary of the Company), and Randall S. Wilson, with respect with respect to Sections 7.10, 7.11, 7.12, 7.13, and 7.14, and Articles VIII and X only (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.1	Support Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.2	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.4	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.5	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.6	Form of Warrant issued December 2009 to investors for aggregate amount of 62,500 shares of common stock (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.7	Registration Rights Agreement dated January 21, 2011 by and between the Company and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

*10.8	Management Bonus Plan dated January 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

*10.9	Employment letter agreement of Kenton W. Fiske (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

*10.10	Employment letter agreement with Bel Lazar (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

10.11	Credit Agreement among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.12	U.S. Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.13	Canadian Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.14	Amended and Restated Credit Agreement dated as of June 27, 2011 by and among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2011).

*10.15	Letter Agreement between the Company and John P. Freeman, effective as of June 1, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.16	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (filed herewith).

*10.17	Form of Incentive Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed October 15, 2009).

*10.18	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed October 15, 2009.)

*10.19	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.21	Common Stock Purchase Agreement dated as of March 18, 2011 by and among the Company and the Purchasers listed on Exhibit A (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.22	Registration Rights Agreement dated as of March 18, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(l) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.23	Common Stock Purchase Agreement dated as of June 27, 2011 by and among the Company and the Purchasers listed on Exhibit A (incorporated by reference to Exhibit 10.30 to the Company’s 10-K filed with the SEC on August 26, 2011).

10.24	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.31 to the Company’s 10-K filed with the SEC on August 26, 2011).

*10.25	Retirement, General Release, and Confidentiality Agreement between the Company and Kenton Fiske (filed herewith).

10.26	First Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2012 and effective as of the First Amendment Effective Date (as defined therein), among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2012).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of WithumSmith+Brown, P C (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101	The following financial information from API Technologies Corp.’s Form 10-K for the transition period ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ BRIAN R. KAHN
Brian R. Kahn,
Chairman and Chief Executive Officer

Dated: February 9, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ BRIAN R. KAHN Brian R. Kahn, Chairman and Chief Executive Officer	February 9, 2012

Principal Financial and Accounting Officer

/S/ JOHN P. FREEMAN John P. Freeman Chief Financial Officer	February 9, 2012

/S/ MATTHEW E. AVRIL Matthew E. Avril, Director	February 9, 2012

/S/ KENTON W. FISKE Kenton W. Fiske, Director	February 9, 2012

/S/ MELVIN L. KEATING Melvin L. Keating, Director	February 9, 2012

/S/ KENNETH J. KRIEG Kenneth J. Krieg, Director	February 9, 2012

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the consolidated balance sheets of API Technologies Corp. as of November 30, 2011 and May 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the six months ended November 30, 2011 and the year ended May 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of November 30, 2011 and May 31, 2011, and the consolidated results of their operations and their cash flows for the six months ended November 30, 2011 and the year ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), API Technologies Corp.’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 9, 2012

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

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

August 10, 2010

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	November 30, 2011	May 31, 2011	May 31, 2010
Assets
Current
Cash and cash equivalents	$15,689,733	$108,417,312	$4,496,025
Restricted cash (note 4a)	700,000	—	—
Marketable securities, at fair value	—	—	200,474
Accounts receivable, less allowance for doubtful accounts of $500,651, $173,002 and $101,911 at November 30, 2011, May 31, 2011 and 2010, respectively	52,982,780	16,823,884	14,215,117
Inventories, net (note 7)	72,017,170	31,629,092	29,761,594
Deferred income taxes	4,797,455	—	1,277,452
Prepaid expenses and other current assets	1,704,425	1,012,326	1,370,407
Current assets of discontinued operations (note 5)	—	—	44,172

	147,891,563	157,882,614	51,365,241
Fixed assets, net	44,148,894	16,430,972	11,493,384
Fixed assets held for sale (note 2)	3,216,082	150,000	931,075
Deferred income taxes	—	—	257,290
Goodwill (note 9)	253,169,740	90,300,834	8,461,889
Intangible assets, net (note 9)	50,001,083	8,022,757	3,160,422
Other non-current assets (note 4b)	8,019,227	384,545	—
Long-lived assets of discontinued operations (note 5)	—	—	2,041,155

	$506,446,589	$273,171,722	$77,710,456

Liabilities and Shareholders’ Equity
Current
Short-term debt (note 10)	$—	$4,372,025	$697,654
Accounts payable and accrued expenses	46,001,984	24,210,020	16,215,900
Deferred revenue	1,891,877	546,234	7,776,622
Deferred income taxes	—	—	1,301,364
Sellers’ note payable (note 12)	—	—	9,100,000
Current portion of long-term debt (note 13)	1,916,815	243,957	289,638
Current liabilities of discontinued operations (note 5)	—	141,311	439,633

	49,810,676	29,513,547	35,820,811
Deferred income taxes	9,904,910	—	233,354
Long-term debt, net of current portion and discount of $3,829,826, $0 and $3,286,871 at November 30, 2011, May 31, 2011 and 2010, respectively (note 13)	165,266,858	1,931,973	22,718,609

	224,982,444	31,445,520	58,772,774

Commitments and contingencies (note 20)
Shareholders’ equity
Common shares, ($0.001 par value, 100,000,000 authorized shares, 54,568,384, 49,142,278 and 8,211,319 shares issued and outstanding at November 30, 2011, May 31, 2011 and May 31, 2010, respectively)	54,568	49,142	8,211
Special voting shares ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2011 and May 31, 2010, respectively)	—	—	—
Additional paid-in capital	322,675,146	290,712,580	41,568,975
Common shares subscribed but not issued	2,373,000	2,373,000	2,373,000
Accumulated deficit	(43,810,050)	(51,694,233)	(25,477,455)
Accumulated other comprehensive income:
Currency translation adjustment	171,481	285,713	302,874
Unrealized gain on marketable securities, net of tax	—	—	162,077

Total accumulated other comprehensive income	171,481	285,713	464,951

	281,464,145	241,726,202	18,937,682

	$506,446,589	$273,171,722	$77,710,456

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Revenue, net	$144,312,796	$108,278,713	$68,550,030
Cost of revenues
Cost of revenues	109,734,382	86,036,414	50,564,787
Restructuring charges (note 21)	204,588	2,066,942	636,458

Total cost of revenues	109,938,970	88,103,356	51,201,245

Gross profit	34,373,826	20,175,357	17,348,785

Operating expenses
General and administrative	12,604,417	18,959,575	11,980,230
Selling expenses	7,954,277	6,346,823	3,352,373
Research and development	5,041,225	2,389,071	2,199,855
Business acquisition and related charges	637,861	12,798,143	2,453,542
Restructuring charges (note 21)	2,124,700	3,963,482	571,512

	28,362,480	44,457,094	20,557,512

Operating income (loss)	6,011,346	(24,281,737)	(3,208,727)
Other (income) expenses, net
Interest expense, net	6,987,273	3,281,734	2,068,600
Amortization of note discounts and deferred financing costs	1,124,560	2,775,918	—
Other expense (income), net	175,727	(1,348,927)	(1,989,604)

	8,287,560	4,708,725	78,996

Loss from continuing operations before income taxes	(2,276,214)	(28,990,462)	(3,287,723)
Expense (benefit) for income taxes	(10,160,397)	(2,677,366)	45,454

Income (loss) from continuing operations	7,884,183	(26,313,096)	(3,333,177)
Gain (loss) from discontinued operations, net of tax	—	96,318	(5,681,864)

Net income (loss)	$7,884,183	$(26,216,778)	$(9,015,041)

Income (<>loss) per share from continuing operations—Basic and diluted	$0.15	$(1.27)	$(0.38)
Income (<>loss) per share from discontinued operations—Basic and diluted	$0.00	$0.00	$(0.66)

Net income (loss) per share—Basic and diluted	$0.15	$(1.27)	$(1.04)

Weighted average shares outstanding
Basic	53,790,766	20,657,757	8,693,498
Diluted	53,802,763	20,657,757	8,693,498

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2009	7,938,466	$7,938	$35,203,007	$—	$(16,462,414)	$245,258	$18,993,789
Shares exchanged for subsidiary exchangeable shares and shares subject to issuance in connection with plan of arrangement (see Note 16)	38	—	—	—	—	—	—
Share-based compensation expense	—	—	1,215,010	—	—	—	1,215,010
Share repurchase	(103,435)	(103)	(570,372)	—	—	—	(570,475)
Shares issued as part of acquisition	250,000	250	1,399,750	—	—	—	1,400,000
Shares issued in escrow	126,250	126	706,874	—	—	—	707,000
Shares subscribed but not issued	—	—	—	2,373,000	—	—	2,373,000
Warrants issued	—	—	3,614,706	—	—	—	3,614,706
Net loss for the period	—	—	—	—	(9,015,041)	—	(9,015,041)
Foreign currency translation adjustment	—	—	—	—	—	161,197	161,197
Unrealized gain on marketable securities—net of taxes	—	—	—	—	—	58,496	58,496

Total comprehensive loss							(8,795,348)

Balance at May 31, 2010	8,211,319	$8,211	$41,568,975	$2,373,000	$(25,477,455)	$464,951	$18,937,682

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2010	8,211,319	$8,211	$41,568,975	$2,373,000	$(25,477,455)	$464,951	$18,937,682
Share-based compensation expense	—	—	2,300,554	—	—	—	2,300,554
Shares issued as compensation	159,981	160	1,202,896	—	—	—	1,203,056
Share repurchases	(35,544)	(36)	(148,163)	—	—	—	(148,199)
Shares issued from conversion of Convertible debt	1,216,667	1,217	3,648,783	—	—	—	3,650,000
Shares issued to Parent as part of Merger (Note 1)	22,000,000	22,000	133,078,000	—	—	—	133,100,000
Fair value of options from Merger	—	—	3,540,000	—	—	—	3,540,000
Shares issued as part of Private Placement	17,589,855	17,590	105,521,535	—	—	—	105,539,125
Net loss for the period	—	—	—	—	(26,216,778)	—	(26,216,778)
Foreign currency translation adjustment	—	—	—	—	—	106,557	106,557
Realized gain on marketable securities—net of taxes	—	—	—	—	—	(285,795)	(285,795)

Total comprehensive loss							(26,390,016)

Balance at May 31, 2011	49,142,278	$49,142	$290,712,580	$2,373,000	$(51,694,233)	$285,713	$241,726,202

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2011	49,142,278	$49,142	$290,712,580	$2,373,000	$(51,694,233)	$285,713	$241,726,202
Shares exchanged for subsidiary exchangeable shares and shares subject to issuance in connection with plan of arrangement (see Note 16)	1,598	1	(1)	—	—	—	—
Share-based compensation expense	—	—	172,870	—	—	—	172,870
Shares issued as part of Private Placement (Note 16)	5,091,958	5,092	29,942,684	—	—	—	29,947,776
Stock issued from stock option exercises (Note 17)	332,550	333	1,847,013	—	—	—	1,847,346
Net income for the period	—	—	—	—	7,884,183	—	7,884,183
Foreign currency translation adjustment	—	—	—	—	—	(114,232)	(114,232)

Total comprehensive income							7,769,951

Balance at November 30, 2011	54,568,384	$54,568	$322,675,146	$2,373,000	$(43,810,050)	$171,481	$281,464,145

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

	Six Months Ended November 30, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010
Cash flows from operating activities
Net income (loss)	$7,884,183	$(26,216,778)	$(9,015,041)
Less: (Gain) loss from discontinued operations	—	(96,318)	5,681,864
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,501,988	2,971,054	999,988
Amortization of note discounts and deferred financing costs	1,124,560	510,953	327,835
Amortization of note discounts due to debt extinguishment	—	2,775,918	—
Write down of fixed assets	—	461,272	324,410
Share based compensation, net	172,870	3,503,610	1,215,010
Gain on business asset acquisition	—	—	(992,855)
Gain on sale of marketable securities	—	(321,504)	—
Gain on sale of fixed assets	—	(916,454)	(1,069,951)
Deferred income taxes	(10,845,517)	(2,691,611)	7,506
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	(7,268,751)	5,475,435	(3,007,762)
Inventories	(3,828,743)	14,567,226	(255,154)
Prepaid expenses and other current assets	1,261,287	648,255	1,702,116
Accounts payable and accrued expenses	1,234,085	(2,116,571)	6,100,007
Deferred revenue	159,129	(8,295,501)	(4,370,512)

Net cash used by continuing activities	(1,604,909)	(9,741,014)	(2,352,539)
Net cash provided (used) by discontinued operations	—	111,912	(3,104,056)

Net cash used by operating activities	(1,604,909)	(9,629,102)	(5,456,595)
Cash flows from investing activities
Purchase of fixed assets	(1,323,876)	(2,001,242)	(1,624,221)
Purchase of intangible assets	(564,489)	—	—
Proceeds from disposal of fixed assets	—	1,724,308	3,002,012
Proceeds from sale of marketable securities	—	324,178	—
Business acquisitions net of cash acquired of $7,141,319, $32,353,419, and $2,071,270 (note 4)	(273,622,767)	32,353,419	(16,928,730)
Restricted cash (note 4a)	(700,000)	—	—
Discontinued operations (note 5)	—	2,041,155	(44,623)

Net cash provided (used) by investing activities	(276,211,131)	34,441,818	(15,595,562)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	31,795,123	105,539,124	—
Repurchase and retirement of common shares	—	(148,199)	(570,474)
Short-term borrowings (repayment)	(4,372,025)	3,674,371	697,654
Repayment of long-term debt	(1,108,453)	(30,176,228)	(482,608)
Net proceeds—long-term debt (note 13)	158,951,967	—	23,650,000

Net cash provided by financing activities	185,266,612	78,889,068	23,294,572
Effect of exchange rate on cash and cash equivalents	(178,151)	203,910	(160,725)

Net change in cash and cash equivalents	(92,727,579)	103,905,694	2,081,690
Cash and cash equivalents, beginning of period—continuing operations	108,417,312	4,496,025	2,423,835
Cash and cash equivalents, beginning of period—discontinued operations	—	15,593	6,093

Cash and cash equivalents, beginning of period	108,417,312	4,511,618	2,429,928
Cash and cash equivalents, end of period	$15,689,733	$108,417,312	$4,511,618
Less: cash and cash equivalents of discontinued operations, end of period	—	—	15,593

Cash and cash equivalents of continuing operations, end of period	$15,689,733	$108,417,312	$4,496,025

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

On November 29, 2011, the Company entered into an asset purchase agreement (the “CMT Asset Purchase Agreement”) with Commercial Microwave Technology, Inc. (“CMT”), a California corporation, and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which API Sub purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200,000, subject to certain adjustments (see Note 4a).

On June 1, 2011, the Company completed the acquisition of Spectrum Control Inc. (“the Spectrum Merger”) provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by the Company, Spectrum Control, Inc. (“Spectrum”), and Erie Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the terms and conditions of the Spectrum Agreement, Merger Sub was merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase shares of common stock of Spectrum was accelerated so that it became fully vested and received in cash the product of the excess, if any, of $20.00 less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price was approximately $273,264,000 (see Note 4b).

On January 9, 2011, API entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Vintage”), and API Merger Sub, Inc., a New York corporation (“Sub”), pursuant to which the Company acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “SenDEC Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage (see Note 4c).

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC on or before July 31, 2011 an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses

API Technologies Corp.

Notes to Consolidated Financial Statements

and the conversion of SenDEC’s options in connection with the First Merger (the “Special Payment”). In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

On January 20, 2010, API and three newly formed subsidiaries, API Systems, Inc. (“API Systems”), API Defense, Inc. (“API Defense”) and API Defense USA, Inc. (“API Defense USA” and collectively with API Systems and API Defense, the “API Pennsylvania Subsidiaries”) entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“K Industries” and collectively with KDS and KII, the “KGC Companies”) dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies (see Note 4d). The KGC Companies included defense subcontractors specializing in highly engineered systems and robotics for various world governments, as well as military, defense, aerospace and homeland security prime contractors.

API, through the July 7, 2009 acquisition of the assets of Cryptek Technologies Inc. (see Note 4e), expanded its manufacturing and design of products to include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST Emanation prevention products. API continues to position itself as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors.

Basis of Presentation

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. This report on Form 10-K is a transition report for the six-month transition period ended on November 30, 2011 (“Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the year December 1 to November 30. The unaudited comparative information for the six months ended November 30, 2010 (unaudited), are presented in Note 24. The years ended May 31, 2011 and 2010 reflect the twelve month results of the respective year.

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

The accompanying audited consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

Marketable Securities

The Company’s investments in marketable equity securities were classified as available for sale. Securities available for sale were carried at fair value using a market participant approach, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale are classified in the consolidated balance sheets as current assets.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

depreciable assets retired or sold are recognized in the consolidated statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value less cost to sell of the net assets to be sold at approximately $3,216,000 at November 30, 2011 compared to $150,000 at May 31, 2011and $930,000 at May 31, 2010. The increase is attributed to the classification of two additional buildings following the Spectrum acquisition. The decrease at May 31, 2011 compared to May 31, 2010 related to the sale of land and buildings at two manufacturing sites in the United States for proceeds of approximately $1,569,000.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to API Nanofabrication and Research Corporation (“NanoOpto”) were reclassified as discontinued operations in the consolidated balance sheets as at May 31, 2011 and May 31, 2010 and the results of operations of NanoOpto for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test.

The Company has two reporting units: (i) Systems & Subsystems and (ii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of CMT in November 2011, Spectrum in June 2011, the acquisition of SenDEC in January 2011, the acquisition of the assets of the KGC Companies in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems & Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

A two-step test is performed to assess goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value. The fair value is determined based on a market approach as well as the discounted future cash flows of the subsidiary carrying the goodwill. If the calculated fair value exceeds the carrying value of the assets, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2011. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required.

API Technologies Corp.

Notes to Consolidated Financial Statements

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2007 through 2011.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

API Technologies Corp.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client. Revenue from contracts, which represents less than one per cent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financial statements.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $156,000, $255,000 and $220,000, in warranty liability as of November 30, 2011, May 31, 2011 and May 31, 2010, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $217,771, $142,776 and $236,892 for the six months ending November 30, 2011 and the years ending May 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. The guidance requires that new, modified and unvested stock-based payment transactions with employees, such as grants of stock options, restricted stock units (“RSUs”) and restricted stock, be recognized in the financial

API Technologies Corp.

Notes to Consolidated Financial Statements

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 50%, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, 71%, 6% and 6% of May 31, 2011 annual revenues and 55%, 6% and 8% of the May 31, 2010 annual revenues, respectively. One of the US customers, a defense prime contractor, represented approximately 8% of revenues for the six months ended November 30, 2011 (21% and 20% of revenues for the years ended May 31, 2011 and 2010, respectively). The same customer represented 6%, 5% and 20% of accounts receivable as of November 30, 2011, May 31, 2011and May 31, 2010, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 19).

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

API Technologies Corp.

Notes to Consolidated Financial Statements

In June 2011, an Accounting Standard Update ASU was issued, bringing amendments to how other comprehensive income (OCI) is presented in the financial statements. This update outlines that OCI and its components cannot be reported in the Company’s consolidated statements of changes in stockholders’ equity. This guidance is effective from the beginning of the Company’s 2013 fiscal year. This update will not have a material impact to the Company and the Company will remove the presentation of OCI from its consolidated statements of stockholders’ equity.

4. ASSET ACQUISITIONS

a) Commercial Microwave Technology

On November 29, 2011, the Company entered into the CMT Asset Purchase Agreement with CMT and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which the Company purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for CMT products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200,000, subject to certain adjustments; as a result the Company put $700,000 of the $8,200,000 purchase price into escrow for a period of twelve months to secure the indemnification obligations of CMT and Randall S. Wilson.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $102,000. These expenses have been accounted for as operating expenses, primarily as at November 30, 2011. The results of operations of CMT will be included in the Company’s results of operations beginning on December 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Accounts receivable and other current assets	$2,006,557
Inventory	941,062
Fixed assets	371,422
Goodwill	$6,438,435
Current liabilities	(545,426)
Deferred revenue	(1,012,050)

Fair value of net assets acquired	$8,200,000

The fair value of CMT exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill.

The fair value of the assets acquired and liabilities assumed remain subject to completion. The purchase accounting is preliminary subject to the completion of the fair value assessment of the acquired intangible assets

API Technologies Corp.

Notes to Consolidated Financial Statements

and acquired inventory, and the fair value assessment of certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income from the acquisition date, November 29, 2011 to November 30, 2011 were approximately $nil and $nil, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

b) Spectrum Control

On June 1, 2011, the Company completed the acquisition of Spectrum provided for in the Spectrum Agreement, entered into on March 28, 2011 by the Company, Spectrum and Merger Sub. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. The acquisition significantly expands the Company’s systems and sub-systems segment to include RF, microwave, power systems and sensors product offerings and capabilities. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for Spectrum products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $4,841,000. These expenses have been accounted for as operating expenses, primarily as of May 31, 2011. Also in connection with this acquisition, the Company incurred approximately $7,183,000 of deferred financing costs (recorded in Other non-current assets on the consolidated balance sheet) and $4,250,000 of discounts related to the term loans (see Note 13a) that are being amortized to interest expense using the effective interest method. The results of operations of Spectrum have been included in the Company’s results of operations beginning on June 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash, net	$7,141,319
Accounts receivable and other current assets	31,338,254
Inventory	35,770,543
Fixed assets	33,245,288
Customer related intangibles	18,801,000
Marketing related intangibles	4,372,000
Technology related intangibles	18,395,000
Goodwill	160,200,272
Current liabilities	(19,495,225)
Deferred revenue	(200,000)
Long-term liabilities	(16,304,379)

Fair value of net assets acquired	$273,264,072

API Technologies Corp.

Notes to Consolidated Financial Statements

The fair value of Spectrum exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of three to ten years.

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

Revenues and net income from the acquisition date, June 1, 2011 to November 30, 2011 were approximately $78,925,000 and $9,595,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Land	$1,823,155
Buildings and leasehold improvements	17,258,271
Computer equipment	2,345,521
Furniture and fixtures	1,108,635
Machinery and equipment	10,658,730
Vehicles	50,976

Total fixed assets acquired	$33,245,288

c) SenDEC Corp.

On January 9, 2011, API entered into the Merger Agreement with Vintage and Sub, pursuant to which the Company acquired SenDEC. SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage. The acquisition significantly expands the Company’s systems and sub-systems segment to include Electronics Manufacturing Services (EMS), such as New Product Introductions (NPI) and prototypes, turnkey manufacturing and Printed Circuit Board (PCB) assembly. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for SenDEC products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the obligation to pay former SenDEC shareholders up to $14 million in earnout payments, payable in three installments through July 31, 2013, based on achievement of certain financial milestones. The fair value of this obligation of $2.2 million is recorded in Accounts payable and accrued expenses. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. As of November 30, 2011 no amount has been recorded related to this bonus plan.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash	$32,353,419
Accounts receivable and other current assets	7,876,860
Inventory	15,937,169
Fixed assets	5,389,155
Customer related intangibles	3,738,000
Marketing related intangibles	2,138,000
Goodwill	82,122,144
Assumed current liabilities	(9,952,934)
Assumed deferred revenue	(758,317)

Fair value of net assets acquired	$138,843,496

The fair value of shares issued to Vintage, options issued to SenDEC management and the earn-out payments exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer and marketing related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over an estimated life of 4 years.

The fair value of the consideration, assets acquired and liabilities assumed remain subject to potential adjustments. The purchase accounting is preliminary subject to the completion of the independent third party fair value assessment of the acquired intangible assets, and the fair value assessment of certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net loss of SenDEC for the six months ending November 30, 2011 were approximately $21,160,000 and $(1,717,000), respectively. Revenues and net income from the acquisition date, January 21, 2011, to May 31, 2011 were approximately $19,286,000 and $28,000, respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$515,447
Computer equipment	199,616
Furniture and fixtures	105,567
Machinery and equipment	4,568,525

Total fixed assets acquired	$5,389,155

d) KGC Companies

On January 20, 2010, API and three newly formed subsidiaries, the API Pennsylvania Subsidiaries, entered into an asset purchase agreement with the KGC Companies dated January 20, 2010 pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies. The acquisition significantly expands the Company’s systems and sub-systems segment to include highly engineered systems and robotics for the defense and aerospace industries. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for KGC Companies products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27,580,000, comprised of (i) $24,000,000, including $14,000,000 of cash paid at closing and a $10,000,000

API Technologies Corp.

Notes to Consolidated Financial Statements

short-term note (the “Sellers’ Note”) dated January 20, 2010 issued to the KGC Companies and (ii) 800,000 shares of API common stock (the “Shares”) payable as follows: 250,000 Shares were issued and delivered at closing, 250,000 Shares were to be issued and delivered on the first anniversary of the closing and 300,000 Shares were to be issued and delivered on the second anniversary of the closing. The shares issued and to be issued were valued at $5.60 per share, the fair value of the common shares at the transaction date. Of the 550,000 shares that have not been delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373,000.

In connection with its entry into the Loan Agreement with RBC Bank (see Note 10), the Company repaid and terminated the Amended and Restated Promissory Note, dated as of December 14, 2010 (the “Amended Note”), by the API Pennsylvania Subsidiaries in favor of Kuchera Industries LLC (“Payee”) in an original principal amount of $9,100,000. During December 2010, there was a $900,000 downward adjustment to the principal amount and during April 2011 the Sellers’ Note was fully repaid, see Note 12. The Amended Note represented part of the purchase price of various assets purchased by the API Pennsylvania Subsidiaries from Payee and its affiliates. The Company is in the process of negotiating certain indemnification matters with the Payee under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc., KII, Inc. and William Kuchera and Ronald Kuchera, as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims and the litigation described in Note 20.

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

Revenues and net income for the API Pennsylvania Subsidiaries, for the six months ended November 30, 2011, were approximately $29,500,000 and $1,238,000, respectively. For the year ended May 31, 2011, revenues and net loss were approximately $54,409,000 and $(3,357,000), respectively (revenues and net income period from January 20, 2010 acquisition to May 31, 2010 – $23,236,000 and $2,895,000, respectively).

API Technologies Corp.

Notes to Consolidated Financial Statements

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958,390
Machinery and equipment	3,337,661
Furniture and fixtures	120,667
Vehicles	73,411

Total fixed assets acquired	$5,490,129

e) Cryptek Technologies Inc.

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

The Cryptek acquisition was completed with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009, (Note 13b) which were converted on January 31, 2011 to common shares.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Revenues and net income for the six months ended November 30, 2011 were approximately $12,522,000 and $872,000, respectively. For the year ended May 31, 2011, revenues and net loss were approximately $19,128,000 and $(1,589,000), respectively. Revenues and net loss from the acquisition date, July 7, 2009, to May 31, 2010 were approximately $22,223,000 and $(1,278,000), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$2,820,576
Machinery and equipment	530,747
Furniture and fixtures	36,857
Vehicles	46,656

Total fixed assets acquired	$3,434,836

The following unaudited pro forma summary presents the combined results of operations as if the CMT, Spectrum, SenDEC, KGC Companies and Cryptek acquisitions described above had occurred at the beginning of the six months ended November 30, 2011, and years ended May 31, 2011 and May 31, 2010.

	Period ended November 30,	Year ended May 31,
	2011	2011	2010
Revenues	$148,275,120	$361,167,731	$376,068,880
Net income (loss) from continuing operations	$9,987,146	$(5,016,152)	$4,254,459
Net income (loss)	$9,987,146	$(5,016,152)	$(4,209,750)
Net income (loss) from continuing operations per share—basic and diluted	$0.19	$(0.09)	$0.13
Net income (loss) per share—basic and diluted	$0.19	$(0.09)	$(0.13)

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was previously included in the Systems & Subsystems segment. NanoOpto was acquired by API in 2007 and was located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300,000.

The operating results of NanoOpto are summarized as follows:

	Period ended November 30,	Year ended May 31,
	2011	2011	2010
Revenue, net	—	—	532,605
Cost of revenues	—	—	114,572

Gross Profit	—	—	418,033
General and administrative	—	103,587	731,377
Research and development	—	31,288	3,089,931
Selling expenses	—	—	53,342
Provision for income taxes	—	—	2,024
Other income	—	(231,193)	(19,250)
Write-down of long-lived assets	—	—	2,242,473

Income (loss) from discontinued operations, net of tax	—	96,318	(5,681,864)

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

The assets and liabilities relating to NanoOpto consisted of the following:

	November 30, 2011	May 31, 2011	May 31, 2010
Cash	$—	$—	$15,593
Prepaid expenses	—	—	28,579

Current assets of discontinued operations	$—	$—	$44,172

Fixed assets, net	$—	$—	$636,757
Intangible assets, net	—	—	1,404,398

Long-lived assets of discontinued operations	$—	$—	$2,041,155

Accounts payable and accrued expenses	$—	$141,311	$439,633

Current liabilities of discontinued operations	$—	$141,311	$439,633

6. MARKETABLE SECURITIES AND OTHER FAIR VALUE MEASUREMENTS

Marketable Securities

Marketable securities, which are classified as available for sale, consisted of the following at November 30, 2011 and May 31, 2011 and 2010 and were included in current assets:

	November 30, 2011		May 31, 2011		May 31, 2010
	Cost	Market	Cost	Market	Cost	Market
Shares in venture issuers	$—	$—	$—	$—	$2,769	$200,474

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

Pursuant to accounting requirements, the Company has provided fair value disclosure information for relevant assets and liabilities in these consolidated financial statements. The following table summarizes assets, which have been accounted for at fair value on a recurring basis as of:

	November 30, 2011 Total	Nov. 31, 2011 Quoted Prices in Active Markets (Level 1)	May 31, 2011 Total	May 31, 2011 Quoted Prices in Active Markets (Level 1)	May 31, 2010 Total	May 31, 2010 Quoted Prices in Active Markets (Level 1)
Marketable equity securities	$—	$—	$—	$—	$200,474	$200,474

Total	$—	$—	$—	$—	$200,474	$200,474

In April 2011, the Company realized a gain of approximately $323,000 on the sale of these marketable equity securities. Gross unrealized holding gains amounted to $0, $0 and $197,705, respectively, at November 31, 2011, and May 31, 2011 and 2010.

Other Fair Value Measurements

The following table summarizes assets, which have been accounted for at fair value, along with the basis for the determination of fair value.

	November 30, 2011			May 31, 2011
	2011 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2010 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$3,216,082	$3,216,082	$—	$150,000	$150,000	$—
Long-lived assets held for sale of discontinued operations	—	—	—	—	—	—

Total	$3,216,082	$3,216,082	$—	$150,000	$150,000	$—

	May 31, 2010
	2010 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$931,075	$931,075	$324,410
Long-lived assets held for sale of discontinued operations	2,041,155	2,041,155	2,242,473

Total	$2,972,230	$2,972,230	$2,566,883

API Technologies Corp.

Notes to Consolidated Financial Statements

The following is a summary of activity for the six months ended November 30, 2011 and years ended May 31, 2011 and May 31, 2010 for assets measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Fixed Assets Held for Sale of Discontinued Operations
Balance, May 31, 2009	$2,493,986	$—
Add: Classified as assets held for sale	703,125	4,283,628
Less: Write-down of fixed assets held for sale	(324,410)	(2,242,473)
Less: Sales of fixed assets held for sale	(1,941,626)	—

Balance, May 31, 2010	931,075	2,041,155
Add: Classified as assets held for sale	—	—
Less: Write-down of fixed assets held for sale	—	—
Less: Sales of fixed assets held for sale	(781,075)	(2,041,155)

Balance, May 31, 2011	$150,000	$—
Add: Classified as assets held for sale	3,066,082	—

Balance, November 30, 2011	$3,216,082	$—

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets.

7. INVENTORIES

Inventories consisted of the following:

	November 30, 2011	May 31, 2011	May 31, 2010
Raw materials	$35,872,443	$16,022,954	$9,159,594
Work in progress	28,954,575	14,364,908	18,397,270
Finished goods	7,190,152	1,241,230	2,204,730

Total	$72,017,170	$31,629,092	$29,761,594

8. FIXED ASSETS

Fixed assets consisted of the following:

	As of November 30, 2011
	Cost	Accumulated Depreciation	Net Book Value
Land	$3,214,994	$—	$3,214,994
Buildings and leasehold improvements	18,943,720	(682,410)	18,261,310
Computer equipment	1,973,415	(106,815)	1,866,600
Furniture and fixtures	1,749,406	(523,706)	1,225,700
Machinery and equipment	26,537,761	(7,096,354)	19,441,407
Vehicles	214,312	(75,429)	138,883

Fixed assets, net	$52,633,608	$(8,484,714)	$44,148,894

API Technologies Corp.

Notes to Consolidated Financial Statements

	As of May 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Land	$672,521	$—	$672,521
Buildings and leasehold improvements	5,686,107	(128,937)	5,557,170
Computer equipment	505,896	(163,447)	342,449
Furniture and fixtures	626,278	(389,097)	237,181
Machinery and equipment	13,218,154	(3,698,727)	9,519,427
Vehicles	161,028	(58,804)	102,224

Fixed assets, net	$20,869,984	$(4,439,012)	$16,430,972

	As of May 31, 2010
	Cost	Accumulated Depreciation	Net Book Value
Land	$805,168	$—	$805,168
Buildings and leasehold improvements	5,006,894	(51,048)	4,955,846
Computer equipment	248,560	(90,839)	157,721
Furniture and fixtures	513,610	(324,867)	188,743
Machinery and equipment	8,768,901	(3,498,625)	5,270,276
Vehicles	151,238	(35,608)	115,630

Fixed assets, net	$15,494,371	$(4,000,987)	$11,493,384

Depreciation expense amounted to $4,294,826 for the six months ended November 30, 2011 and $1,984,231 and $843,364 for the years ended May 31, 2011 and 2010, respectively. Included in these amounts are $33,553, $23,713 and $39,455 of amortization of assets under capital lease for the six months ended November 30, 2011 and years ended May 31, 2011 and 2010, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at:

	November 30, 2011	May 31, 2011	May 31, 2010
Goodwill not subject to amortization:
Beginning balance, net	$90,300,834	$8,461,889	$1,130,906
Goodwill from business acquisition (note 4a)	2,385,435	—	—
Goodwill from business acquisition (note 4b)	160,000,272	—	—
Goodwill from business acquisition (note 4c)	283,199	81,838,945	—
Goodwill from business acquisition (note 4d)	—	—	7,330,983

Ending balance, net	$253,169,740	$90,300,834	$8,461,889

		November 30, 2011
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	5.0	$2,215,784	$(2,215,784)	$—
Customer contracts	7.8	29,801,000	(2,762,581)	27,038,419
Technology	7.9	18,395,000	(1,309,236)	17,085,764
Tradenames	3.3	6,510,000	(1,218,460)	5,291,540
Computer software	3.0	932,130	(397,813)	534,317
Patents		53,519	(2,476)	51,043

Intangible assets, net	7.1	$57,907,433	$(7,906,350)	$50,001,083

API Technologies Corp.

Notes to Consolidated Financial Statements

	May 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	$2,215,784	$(2,215,784)	$—
Customer contracts	6,947,000	(884,675)	6,062,325
Tradenames	2,138,000	(237,556)	1,900,444
Computer software	427,268	(367,280)	59,988

Intangible assets, net	$11,728,052	$(3,705,295)	$8,022,757

	May 31, 2010
	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	$2,215,784	$(2,215,784)	$—
Customer contracts	3,209,000	(178,540)	3,030,460
Computer software	413,953	(283,991)	129,962

Intangible assets, net	$5,838,737	$(2,678,315)	$3,160,422

Changes in the carrying amount of Intangible assets were as follows:

	November 30, 2011	May 31, 2011	May 31, 2010
Intangible assets:
Beginning balance, net	$8,022,757	$3,160,422	$221,823
Intangible assets from business acquisition (note 4a)	4,053,000
Intangible assets from business acquisition (note 4b)	41,568,000
Intangible assets from business acquisition (note 4c)	—	5,876,000	—
Intangible assets from business acquisition (note 4d)	—	—	2,585,000
Intangible assets from business acquisition (note 4e)	—	—	508,000
Patents and Computer software purchased	564,489	1,361	2,223
Less: Amortization	(4,207,163)	(1,015,026)	(156,624)

Ending balance, net	$50,001,083	$8,022,757	$3,160,422

Amortization expense amounted to $4,207,163 for the six months ended November 30, 2011 and $1,015,026, and $156,624 for the years ended May 31, 2011 and 2010, respectively. Amortization expense related to existing intangible assets is expected to be approximately $8,454,000, $8,359,000, $7,865,000, $5,605,000 and $5,456,000 for the years ending November 30, 2012, 2013, 2014, 2015 and 2016, respectively.

10. SHORT-TERM DEBT

On April 20, 2011, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the RBC Bank (USA) (“RBC Bank”). The Loan Agreement was for a two-year senior secured line of credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of up to $20,000,000, which replaced the previous line of credit facility in the amount of approximately $1,022,000 ($1,000,000 CAD) at its Emcon Emanation Control subsidiary in Canada. The Revolving Credit Facility included a letter of credit subfacility of up to $4 million. As at May 31, 2011, $4,372,025 was drawn on the Revolving Credit Facility. As at May 31, 2010, $697,654 was drawn on the Emcon credit facility.

API Technologies Corp.

Notes to Consolidated Financial Statements

In connection with its entry into the secured revolving credit facility from Morgan Stanley on June 1, 2011, the line of credit facility from RBC Bank was repaid and terminated (see Note 13a).

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $389,000 (250,000 GBP), which renews in July 2012. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of November 30, 2011 and May 31, 2011 and 2010.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	November 30, 2011	May 31, 2011	May 31, 2010
Trade accounts payable	$33,459,774	$16,392,509	$10,056,507
Accrued expenses	6,940,176	5,773,653	3,836,369
Wage and vacation accrual	5,602,034	2,043,858	2,323,024

Total	$46,001,984	$24,210,020	$16,215,900

12. SELLERS’ NOTE PAYABLE

The Company was obligated under the following debt instrument:

	November 30, 2011	May 31, 2011	May 31, 2010
Sellers’ Note payable, due December 31, 2010, 5% interest	$—	$—	$9,100,000

In connection with its entry into the Loan Agreement with RBC Bank (see Note 10), in April 2011, the Company repaid and terminated the Amended and Restated Promissory Note, dated as of December 14, 2010 (the “Amended Note”), by the API Pennsylvania Subsidiaries, in favor of Payee in an original principal amount of $9,100,000.

The Amended Note was terminated in accordance with a Satisfaction and Release that the Company entered into on April 18, 2011 (the “Satisfaction and Release”) with Payee, which provided that, upon Payee’s receipt of the outstanding balance under the Amended Note, the Amended Note and other documents relating thereto (the “Note Documents”) and all liens in connection therewith would be automatically terminated and be of no further force and effect. The Satisfaction and Release also contained a release by Payee of the Company, the API Pennsylvania Subsidiaries and their respective affiliates from any damages, losses, claims, demands, liabilities, obligations, causes of action and defenses arising out of the Note Documents. The Amended Note represented part of the purchase price of various assets purchased by the API Pennsylvania Subsidiaries from Payee and its affiliates. The Company is in the process of negotiating certain indemnification matters with the Payee under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc. and KII, Inc., as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims and the litigation discussed in Note 20.

API Technologies Corp.

Notes to Consolidated Financial Statements

On January 20, 2010, the API Pennsylvania Subsidiaries issued a $10,000,000 short-term note in connection with the purchase of the assets of the KGC Companies (see Note 4d). The principal amount of the Sellers’ Note was subject to downward adjustment in the event the value of the assets purchased is less than contemplated by the parties. The Sellers’ Note bore interest at an annual rate of five percent (5%) and was to mature on December 31, 2010 and provided for certain monthly interest payments. On December 14, 2010, the API Pennsylvania Subsidiaries entered into the Amended Note in favor of Payee, which reduced the outstanding principal balance from $10,000,000 to $9,100,000 to account for a $900,000 reduction related to government audits of certain contracts, and extended the maturity date of the Sellers’ Note from December 31, 2010 to March 31, 2011 and thereafter to June 30, 2011. In exchange for the extension of the maturity date of the Sellers’ Note, the API Pennsylvania Subsidiaries agreed to pay to Payee for the period from January 1, 2011 through March 31, 2011, interest at the rate of eight percent (8%) per annum and from the period from April 1 through June 30, 2011 interest at the rate of ten percent (10%) per annum. Accrued interest as of November 30, 2011 was $0 (May 31, 2011—$0, May 31, 2010—$126,027) and was included in accounts payable and accrued expenses. The Sellers’ Note was secured by certain assets of the KGC Companies purchased by the API Pennsylvania Subsidiaries, excluding government contracts.

13. LONG-TERM DEBT

The Company was obligated under the following debt instruments:

	November 30, 2011	May 31, 2011	May 31, 2010
Term loan, due June 1, 2016, base rate plus 5.25% interest or LIBOR plus 6.25%, (a)	$169,075,000	$—	$—
Convertible promissory notes, net of discount of $0 and $185,092 at May 31, 2011 and May 31, 2010, respectively, originally due June 23, 2012, 12% interest, converted January 31, 2011 (b)	—	—	3,464,908
Secured promissory notes, net of discount of $0 and $3,101,780 at May 31, 2011 and May 31, 2010, respectively, due January 20, 2013, 15% interest, repaid January 21, 2011 (c)	—	—	16,898,220
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (d)	1,508,405	1,662,081	1,572,227
Capital leases payable (Note 14)	430,094	513,849	1,072,892

	$171,013,499	$2,175,930	$23,008,247
Less: Current portion of long-term debt	(1,916,815)	(243,957)	(289,638)
Discount on term loan	(3,829,826)	—	—

Long-term portion	$165,266,858	$1,931,973	$22,718,609

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

After giving effect to i) the application of the proceeds of the June 2011 equity financing discussed in Note 11 to the repayment of $30 million aggregate principal amount of term loans, and ii) quarterly repayments of $500,000 and $425,000, $169,075,000 aggregate principal amount of term loans remained outstanding under the Amended and Restated Credit Agreement as of November 30, 2011.

b)	On June 23, 2009, the Company issued secured, convertible promissory notes (“Convertible Notes”) to a group of investors in the aggregate principal amount of $3,650,000. Interest on the convertible notes was payable at the annual rate of 12% at the end of each calendar quarter. The Convertible Notes were secured by the personal property of the Company and its subsidiaries. The Convertible Notes were due on June 23, 2012, however they were converted on January 31, 2011 to common shares (see Note 16).

The outstanding principal amount of the Convertible Notes and/or accrued and unpaid interest or any portion thereof were convertible at the holder’s option into shares of common stock of the Company, at a price per share equal to $3.00 per share.

On December 21, 2009, the Note and Security Agreement between the Company and the holders of the Convertible Notes was amended (the “First Amendment”). The holders of the Convertible Notes agreed that the Company may incur senior secured debt in connection with any line of credit or other working capital facility, or in connection with any share or asset acquisition. In consideration of the holders of the Convertible Notes entering into the First Amendment, the Company agreed to issue warrants to purchase approximately 62,500 shares of the common stock of the Company (the “December Warrants”), pro rata among the Convertible Notes holders, at an exercise price of $5.08 per share. The December Warrants are still outstanding as of November 30, 2011 and expire June 23, 2012.

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

c)	On January 20, 2010 and January 22, 2010, API received total cash proceeds of $20,000,000 in conjunction with the sale of Secured Promissory Notes (“Notes”) with a principal amount of $20,000,000 and warrants to purchase approximately 892,900 shares of common stock (“Warrants”) of API to various investors.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

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

d)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at November 30, 2011. The mortgage is secured by the subsidiary’s land and building.

Future principal payments of long-term debt for the next five years excluding our capital leases (note 14) are as follows:

Year	Amount
2012	$1,825,363
2013	1,825,363
2014	1,825,363
2015	1,825,363
2016	1,825,363
Thereafter	161,456,590

$170,583,405

14. OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of equipment under various capital leases expiring by May 2016. The assets and liabilities under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

A summary of property held under capital leases and included in Note 8, is as follows:

	November 30,	May 31,
	2011	2011	2010
Equipment	$589,985	$589,985	$1,147,855
Less: Accumulated amortization	(82,560)	(49,007)	(48,015)

Equipment, net	$507,425	$540,978	$1,099,840

Obligations under capital leases, which are reported on our balance sheet as part of long-term debt (Note 13), consist of the following:

	November 30,	May 31,
	2011	2011	2010
Equipment capital leases, with monthly lease payments of $11,254, $11,765 and $19,721 for Nov. 30, 2011 and May 31, 2011 and 2010, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets.	$430,094	$513,849	$1,072,892
Less: Current portion	(91,425)	(112,420)	(176,336)

Obligations under capital leases, less current portion	$338,669	$401,429	$896,556

API Technologies Corp.

Notes to Consolidated Financial Statements

Future minimum lease payments for the next five years for our capital lease obligations are as follows:

Year	Amount
2012	$118,651
2013	110,829
2014	110,829
2015	109,744
2016	52,160
Thereafter	—

502,213
Less: Imputed Interest	(72,118)

$430,094

15. INCOME TAXES

The geographical sources of loss from continuing operations before income taxes for the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010 were as follows:

	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Income (loss) before income taxes:
United States	$(4,071,068)	$(29,522,077)	$(3,321,018)
Non-United States	1,794,854	531,615	33,295

Total	$(2,276,214)	$(28,990,462)	$(3,287,723)

The income tax expense (benefit) for continuing operations is summarized as follows:

	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Current:
United States	$230,485	$—	$45,454
Non-United States	454,635	—	—

	685,120	—	45,454

Deferred:
United States	(10,915,416)	(2,677,366)	—
Non-United States	69,899	—	—

	(10,845,517)	(2,677,366)	—

Income tax expense (benefit)	$(10,160,397)	$(2,677,366)	$45,454

API Technologies Corp.

Notes to Consolidated Financial Statements

The consolidated effective tax benefit/(expense) rate (as a percentage of income (loss) before income taxes and cumulative effect of change in accounting principle) for continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	Six months ended Nov. 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
Non-deductible expenses	(31.0)	1.0	(1.4)
Effect of foreign tax rates	9.2	—	—
State income taxes, net of federal tax effect	(10.4)	—	—
Change in valuation allowance	402.1	(25.8)	(34.0)
Change in tax rates	27.1	—	—
Tax credits	12.2	—	—
Other	3.2	—	—

Effective tax rate benefit/(expense)	446.4%	9.2%	(1.4)%

The components of deferred taxes are as follows as at:

	Nov. 30, 2011	May 31, 2011	May 31, 2010
Future income tax assets
Loss carryforwards	$13,118,041	$12,127,259	$3,636,125
Other	4,060	4,060	25,526
Unrealized foreign exchange loss	—	—	496,136
Marketable securities	—	—	40,975
Share based compensation	1,592,980	1,913,936	1,612,313
Inventory	3,527,177	1,057,270	370,853
Capital assets	—	—	252,814
Accruals	1,356,057	614,024	—
Tax credits	607,884	329,884	—
Valuation Allowance	(2,410,263)	(11,845,659)	(4,900,000)

	17,795,936	4,200,774	1,534,742

Future income tax liabilities
Capital assets	(6,995,697)	(1,837,442)	(233,354)
Intangible assets	(13,460,241)	(2,363,332)	—
Deferred tax on export sales	(2,447,453)	—	—
Other	—	—	(1,301,364)

	(22,903,391)	(4,200,774)	(1,534,718)

	$(5,107,455)	$—	$24

	Nov. 30, 2011	May 31, 2011	May 31, 2010
Balance sheet presentation
Deferred income tax assets—current	$4,797,455	$—	$1,277,452
Deferred income tax assets—long-term	—	—	257,290
Deferred income tax liability—current	—	—	(1,301,364)
Deferred tax liabilities—long-term	(9,904,910)	—	(233,354)

Net deferred tax liabilities	$(5,107,455)	$—	$24

API Technologies Corp.

Notes to Consolidated Financial Statements

The valuation allowance as of November 30, 2011, May 31, 2011 and May 31, 2010 totaled approximately $2,410,000, 11,846,000, and $4,900,000, respectively, which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

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

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward. The total change in valuation allowance for the six month period ended November 30, 2011 was approximately $9,400,000 of an income tax benefit which primarily relates to the recording of a deferred tax liability for indefinite lived intangibles that were identified as a result of acquiring Spectrum, partially offset by an increase for state and foreign loss entities.

The Company and its subsidiaries have net operating loss carryforwards of approximately $33,568,000 to apply against future taxable income. These losses will expire as follows: $62,000, $68,000, $3,244,000, $5,078,000, $4,708,000, $18,184,000 and $2,223,000 in 2024, 2025, 2026, 2027, 2028, 2029 and 2031, respectively. Due to recent acquisitions, these loss carryforwards, and other tax credits, may be subject to certain limitations. Approximately $17,294,000 of the net operating losses were generated prior to the acquisition of SenDec and are limited to utilization in any one year in the amount of approximately $1,700,000.

The Company and its subsidiaries have state net operating loss carryforwards of approximately $20,034,000 to apply against future state taxable income. These losses will expire as follows: $2,720,000, $3,190,000, $56,000, $62,000, $88,000, $801,000, $651,000, $5,062,000, and $7,404,000 in 2015, 2016, 2024, 2026, 2027, 2028, 2029, 2030, and 2031, respectively.

The Company and its subsidiaries have foreign net operating loss carryforwards of approximately $4,241,000 to apply against future taxable income. These losses will expire as follows: $112,000, $673,000, $1,057,000, $1,231,000, and $1,168,000 in 2014, 2028, 2029, 2030, and 2031, respectively.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2011, the aggregate undistributed earnings of the foreign subsidiaries amounted to $3,950,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

The Company has foreign investment credits of approximately $330,000 as of November 31, 2011, May 31, 2011, and May 31, 2010. These credits expire as follows: $8,000, $16,000, $99,000, and $207,000 in 2015, 2016, 2017, and 2018, respectively.

The Company and its subsidiaries have research and development credits of approximately $148,000, $-, and $- as of November 30, 2011, May 31, 2011, and May 31, 2010, respectively which expire in 2031. The Company also has foreign tax credits of approximately $140,000, $-, and $- as of November 30, 2011, May 31, 2011, and May 31, 2010 which expire in 2021.

API Technologies Corp.

Notes to Consolidated Financial Statements

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

For the six months ended November 30, 2011 and years ended May 31, 2011 and May 31, 2010, a reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at May 31, 2010	$—
Changes related to fiscal 2011 year tax positions	—

Balance at May 31, 2011	—
Increases related to the Spectrum acquisition	248,000

Balance at November 30, 2011	$248,000

The Company’s unrecognized tax benefits relate to certain U.S. tax credits and state income tax matters. As of November 30, 2011, the Company’s unrecognized tax benefits of approximately $248,000 would adversely affect the Company’s effective tax rate if recognized.

The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2006-2011 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2007-2011 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30 million of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage (see Note 4c).

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

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies (see Note 4d) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of November 30, 2011, API is obligated to issue a remaining approximately 625,900 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 583,033 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common shares (approximately 831,250 shares) over the next 12 months. As of May 31, 2011, the Company repurchased and retired 137,728 of its common shares under this program for net outlay of approximately $716,000. In the fiscal year ended May 31, 2011, the Company repurchased approximately 35,544 shares for net outlay of approximately $148,000. The repurchase program expired on March 9, 2011.

The Company issued 196,000 options and RSU’s during the six months ended November 30, 2011 (Note 17). The Company issued 1,043,334 options during the year ended May 31, 2011, including 750,000 to SenDEC employees and consultants as part of the SenDEC Merger. During the year ended May 31, 2010 the Company issued 688,277 options related to employment arrangements. These option grants were valued using the Black-Scholes option-pricing model.

17. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and further amended the plan on June 3, 2011 to permit the issuance of RSUs, which amendments were approved by the shareholders of the

API Technologies Corp.

Notes to Consolidated Financial Statements

Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,413,963 shares are available for issuance pursuant to options, RSUs, or stock as of November 30, 2011. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2011, there was $1,233,831 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2012 to 2016.

During the six months ended November 30, 2011 and years ended May 31, 2011 and 2010, $172,870, $4,556,554 and $1,215,010, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Expected volatility	93.4%	97.4%	110.2%
Expected dividends	0%	0%	0%
Expected term	6 years	6 years	10 years
Risk-free rate	1.83%	1.93%	2.30%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Share Options outstanding—May 31, 2009	885,462	$5.972
Less forfeited	(94,583)	$7.088
Exercised	—	$—
Issued	688,277	$5.520

Share Options outstanding—May 31, 2010	1,479,156	$5.708
Less forfeited	(236,491)	$5.002
Exercised	—	$—
Issued	1,043,334	$5.710

Share Options outstanding—May 31, 2011	2,285,999	$5.738
Less forfeited	(178,858)	$5.640
Exercised	(332,550)	$5.530
Issued	145,000	$6.860

Share Options outstanding—November 30, 2011	1,919,591	$5.720

Share Options exercisable—November 30, 2011	1,471,593	$5.830

The weighted average grant price of stock options granted during the six months ended November 30, 2011 and years ended May 31, 2011 and May 31, 2010 was $6.86, $5.71 and $5.52, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

Restricted stock unit activity under the 2006 Equity Compensation Plan, for the six month period ended November 30, 2011 is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	51,000	$6.430

RSUs outstanding—November 30, 2011	51,000	$6.430

RSUs exercisable— November 30, 2011	11,997	$7.400

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $ 3.55	51,000	$0.000	9.639	$167,280	11,997	$0.000	$39,350
$3.56 – $ 4.99	40,834	$3.560	8.898	$—	8,167	$3.560	$—
$5.00 – $ 6.99	1,857,252	$5.850	7.045	$—	1,446,753	$5.820	$—
$7.00 – $20.00	21,505	$12.170	5.912	$—	16,673	$12.520	$—

	1,970,591		7.138	$167,280	1,483,590		$39,350

The intrinsic value is calculated as the excess of the market value as of November 30, 2011 over the exercise price of the shares. The market value as of November 30, 2011 was $3.28 as reported by the NASDAQ Stock Market.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the period ended:

	Nov. 30, 2011	May 31, 2011	May 31, 2010
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$227,446	$2,892	$30,368
Cash paid for interest	$6,093,256	$2,792,633	$1,026,252
(b) Non cash transactions (note 4)
Exchange of note receivable through asset acquisition	$—	$—	$5,000,000
Sellers’ note payable issued in asset acquisition	—	—	10,000,000
Common shares issued in asset acquisition	—	—	2,107,000
Common shares subscribed but not issued in asset acquisition	—	—	2,373,000
Issuance of warrants with debt modification resulting in debt discount	—	—	223,398
Issuance of warrants with promissory notes resulting in debt discount	—	—	3,391,308
Assets acquired and liabilities assumed in business acquisitions, net	$—	$—	$28,494,720

API Technologies Corp.

Notes to Consolidated Financial Statements

19. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Six months ended November 30,		Year ended May 31,
	2011		2011	2010
Weighted average shares-basic	53,790,766		20,657,757	8,693,498
Effect of dilutive securities	11,997	*	*	*

Weighted average shares—diluted	53,802,763		20,657,757	8,693,498

Basic EPS and diluted EPS for the six months ended November 30, 2011 and years ended May 31, 2011 and 2010 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,970,591 incremental shares, and 955,362 warrants have been excluded from the November 30, 2011 computation of diluted EPS as they are anti-dilutive. All outstanding options aggregating 2,285,999 incremental shares, and 955,362 warrants have been excluded from the May 31, 2011 computation of diluted EPS all outstanding options aggregating 1,479,156 incremental shares, 955,362 warrants and 1,216,667 shares underlying the convertible promissory notes have been excluded from the May 31, 2010 computation of diluted EPS, as they are anti-dilutive due to the losses generated in the years ended May 31, 2011 and 2010.

20. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2011.

2012	$4,452,885
2013	3,601,618
2014	3,246,823
2015	2,389,966
2016	2,035,475
Thereafter	4,374,243

Total	$20,101,010

The preceding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $2,398,544 for the six months ended November 30, 2011 and $2,364,573, and $1,574,775 for the years ended May 31, 2011 and 2010, respectively.

b)

On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and the API Pennsylvania Subsidiaries in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with

API Technologies Corp.

Notes to Consolidated Financial Statements

Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to this matter. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373,000. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with this matter, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

c)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

21. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the six months ended November 30, 2011 restructuring expenses included charges of approximately $2,304,000 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A. and from consolidating certain parts of its operations from Ronkonkoma, N.Y. and Hauppauge, N.Y. to its leased facility in Windber, P.A. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2011.

As of November 30, 2011 and May 31, 2011, the following table represents the details of restructuring charges:

Workforce Reduction Cost
Balance, May 31, 2010	$524,595
Restructuring charges	5,616,405
Write-offs of leasehold improvements	414,019

Accumulated restructuring charges at May 31, 2011	6,555,019
Cash payments	(5,681,190)
Non-cash charges	(414,019)

Balance, May 31, 2011	$459,810
Restructuring charges	2,304,288

Accumulated restructuring charges at November 30, 2011	2,764,098
Cash payments	1,983,764
Non-cash charges	—

Balance, November 30, 2011	$780,334

API Technologies Corp.

Notes to Consolidated Financial Statements

The remaining balance at November 30, 2011 is included in accounts payable and accrued liabilities.

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

Six months ended November 30, 2011	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$131,790,719	$12,522,076	$—	$—	$144,312,796

Total revenue	131,790,719	12,522,076		—	144,312,796

Operating income before expenses below:	16,025,757	1,490,032	—	—	17,515,789
Corporate – head office expenses	—	—	2,364,594	—	2,364,594
Corporate – acquisition related	—	—	637,861	—	637,861
Depreciation and amortization	8,294,905	176,008	31,075	—	8,501,988
Other expense	318,726	42,588	7,926,246	—	8,287,560
Income tax expense (benefit)	(10,621,456)	399,814	61,245	—	(10,160,397)

Net income (loss) from continuing operations	18,033,582	871,622	(11,021,021)	—	7,884,183
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$18,033,582	$871,622	$(11,021,021)	$—	$7,884,183

Segment assets—as at November 30, 2011	$485,796,902	$15,603,610	$5,046,077	$—	$506,446,589
Goodwill included in assets—as at November 30, 2011	$253,169,740	$—	$—	$—	$253,169,740
Capital expenditures, to November 30, 2011	$1,124,571	$199,305	$—	$—	$1,323,876

API Technologies Corp.

Notes to Consolidated Financial Statements

Year ended May 31, 2011	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$89,150,631	$19,128,082	$—	$—	$108,278,713
Inter-segment sales	—	—	—	—	—

Total revenue	89,150,631	19,128,082	—	—	108,278,713

Operating loss before expenses below:	(657,869)	(1,109,186)	—	—	(1,767,055)
Corporate—head office expenses	—	—	6,745,485	—	6,745,485
Corporate—acquisition related charges	—	—	12,798,143	—	12,798,143
Depreciation and amortization	2,448,440	417,659	104,955	—	2,971,054
Other (income) expenses	(509,503)	62,236	5,155,992	—	4,708,725
Income tax benefit	(2,677,366)	—	—	—	(2,677,366)

Net loss from continuing operations	$80,560	$(1,589,081)	$(24,804,575)	$—	$(26,313,096)
Income from discontinued operations, net of tax	96,318	—	—	—	96,318

Net loss	$176,878	$(1,589,081)	$(24,804,575)	$—	$(26,216,778)

Segment assets—as at May 31, 2011	$158,260,989	$11,083,103	$103,827,630	$—	$273,171,722
Goodwill included in assets—as at May 31, 2011	$90,300,834	$—	$—	$—	$90,300,834
Capital expenditures to May 31, 2011	$1,282,098	$647,364	$71,780	$—	$2,001,242

Year ended May 31, 2010	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,327,058	$22,222,972	$—	$—	$68,550,030
Inter-segment sales	—	—	—	—	—

Total revenue	46,327,058	22,222,972	—	—	68,550,030

Operating Income (loss) before expenses below:	3,663,121	(195,478)	—	—	3,467,643
Corporate—head office expenses	—	—	3,222,840	—	3,222,840
Corporate—acquisition related charges	—	—	2,453,542	—	2,453,542
Depreciation and amortization	701,866	294,828	3,294	—	999,988
Other (income) expenses	(815,659)	111,751	782,904	—	78,996
Income tax expense	34,596	10,858	—	—	45,454

Net income (loss) from continuing operations	$3,742,318	$(612,915)	$(6,462,580)	$—	$(3,333,177)
Loss from discontinued operations, net of tax	(5,681,864)	—	—	—	(5,681,864)

Net loss	$(1,939,546)	$(612,915)	$(6,462,580)	$—	$(9,015,041)

Segment assets—as at May 31, 2010	$62,741,687	$12,350,457	$2,618,312	$—	$77,710,456
Goodwill included in assets—as at May 31, 2010	$8,461,889	$—	$—	$—	$8,461,889
Capital expenditures to May 31, 2010	$1,314,674	$257,172	$52,375	$—	$1,624,221
Impairment of fixed assets held for sale	$324,410	$—	$—	$—	$324,410
Impairment of long-lived assets of discontinued operations	$2,242,473	$—	$—	$—	$2,242,473

API Technologies Corp.

Notes to Consolidated Financial Statements

23. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match between 50% and 100% of certain employee contributions up to a maximum of 3% or 4% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010, the Company incurred $436,204, $484,723, and $387,945, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

24. TRANSITION PERIOD COMPARABLE INFORMATION

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The comparable amounts for the six months ended November 30, 2010 (unaudited), are as follows:

Operating Information:

	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Revenue, net	$144,312,796	$55,022,237
Cost of revenues
Cost of revenues	109,734,382	40,895,215
Restructuring charges (note 18)	204,588	757,988

Total cost of revenues	109,938,970	41,653,203

Gross profit	34,373,826	13,369,034

Operating expenses
General and administrative	12,604,417	7,656,148
Selling expenses	7,954,277	2,243,923
Research and development	5,041,225	1,254,549
Business acquisition and related charges	637,861	—
Restructuring charges	2,124,700	1,641,857

	28,362,480	12,796,477

Operating income	6,011,346	572,557
Other (income) expenses, net
Interest expense, net	6,987,273	2,020,903
Amortization of note discounts and deferred financing costs	1,124,560	510,953
Other (income) expense, net	175,727	(836,360)

	8,267,560	1,695,496

Loss from continuing operations before income taxes	(2,276,214)	(1,122,939)
(Benefit) expense for income taxes	(10,160,397)	13,287

Income (loss) from continuing operations	7,884,183	(1,136,226)
Income from discontinued operations, net of income taxes	—	132,279

Net income (loss)	$7,884,183	$(1,003,947)

Income (loss) per share from continuing operations—Basic and diluted	$0.15	$(0.12)
Income per share from discontinued operations—Basic and diluted	$0.00	$0.01

Net income loss per share—Basic and diluted	$0.15	$(0.11)

Weighted average shares outstanding
Basic	53,790,766	8,874,263
Diluted	53,802,763	9,274,197

API Technologies Corp.

Notes to Consolidated Financial Statements

Cash Flows Information:

	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Net Cash flows used by continuing activities	$(1,604,909)	$(303,975)
Net Cash flows provided by discontinued operations	—	2,189,026
Cash flows provided (used) by investing activities	(276,211,131)	565,878
Cash flows provided (used) by financing activities	185,266,612	(1,148,416)
Effect of exchange rate on cash and cash equivalents	(178,151)	(305,266)

Net change in cash and cash equivalents	$(92,727,579)	$997,247

25. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 9, 2012, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On January 6, 2012, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with each of the Lenders (as defined below) party thereto and Morgan Stanley, as administrative agent (the “Agent”), which amends the Amended and Restated Credit Agreement dated as of June 27, 2011, among the Company, the lenders from time to time party thereto (the “Lenders”) and the Agent.

The Amendment provides for certain pro forma adjustments relating to the Company’s acquisition of Spectrum and CMT to be made to the definition of consolidated earnings before interest, taxes, depreciation and amortization with respect to the calculation of the financial covenants set forth in the Amended and Restated Credit Agreement for the four quarter period ended November 30, 2011. In addition, the Amendment provides that the Company and its subsidiaries shall apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Amended and Restated Credit Agreement. These amendments are deemed effective as of November 30, 2011.