Form 10-Q
period 2012-02-29
API Technologies Corp.
filed 2012-04-09
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s class of common equity as of the latest practicable date:

54,719,313 shares of common stock with a par value of $0.001 per share at April 2, 2012.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 29, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(Unaudited)

(Dollar Amounts in Thousands)

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	February 29, 2012	November 30, 2011
Assets
Current
Cash and cash equivalents	$14,678	$15,690
Restricted cash (note 4a)	700	700
Accounts receivable, less allowance for doubtful accounts of $511 and $501 at February 29, 2012 and November 30, 2011, respectively	48,054	52,983
Inventories, net (note 6)	73,488	72,017
Deferred income taxes	4,663	4,797
Prepaid expenses and other current assets	1,825	1,705

	143,408	147,892
Fixed assets, net	42,373	44,149
Fixed assets held for sale (note 2)	2,681	3,216
Goodwill	253,303	253,170
Intangible assets, net	48,221	50,001
Other non-current assets	7,755	8,019

Total assets	$497,741	$506,447

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$37,378	$46,002
Deferred revenue	737	1,892
Current portion of long-term debt (note 10)	1,918	1,917

	40,033	49,811
Deferred income taxes	9,539	9,905
Long-term debt, net of current portion and discount of $3,619 and $3,830 at February 29, 2012 and November 30, 2011, respectively (note 10)	165,012	165,267

	214,584	224,983

Commitments and contingencies (note 15)
Shareholders’ equity
Common shares, ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,568,384 and 54,568,384 shares issued and outstanding at February 29, 2012 and November 30, 2011, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 29, 2012 and November 30, 2011, respectively)	—	—
Additional paid-in capital	323,533	322,675
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(43,037)	(43,810)
Accumulated other comprehensive income	233	171

	283,157	281,464

Total Liabilities and Shareholders’ Equity	$497,741	$506,447

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	February 29, 2012 (Unaudited)	February 28, 2011 (Unaudited)
Revenue, net	$70,717	$24,554
Cost of revenues
Cost of revenues	52,771	19,821
Restructuring charges (note 17)	305	93

Total cost of revenues	53,076	19,914

Gross profit	17,641	4,640
Operating expenses
General and administrative	6,500	3,225
Selling expenses	3,766	1,842
Research and development	2,488	481
Business acquisition and related charges	290	6,079
Restructuring charges	339	262

	13,383	11,889

Operating income (loss)	4,258	(7,249)
Other expenses (income), net
Interest expense, net	3,370	643
Amortization of note discounts and deferred financing costs	595	2,776
Other expense (income), net	26	(139)

	3,991	3,280

Income (loss) from continuing operations before income taxes	267	(10,529)
Expense (benefit) for income taxes	(506)	—

Income (loss) from continuing operations	773	(10,529)
Loss from discontinued operations, net of tax	—	(18)

Net income (loss)	$773	$(10,547)

Income (loss) per share from continuing operations—Basic and diluted	$0.01	$(0.57)
Income per share from discontinued operations—Basic and diluted	$0.00	$0.00

Net income (loss) per share—Basic and diluted	$0.01	$(0.57)

Weighted average shares outstanding
Basic	55,192,697	18,480,738
Diluted	55,395,557	18,480,738

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Common stock- number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2011	54,568,384	$55	$322,675	$2,373	$(43,810)	$171	$281,464
Stock-based compensation expense	—	—	858	—	—	—	858
Net income for the period	—	—	—	—	773	—	773
Foreign currency translation adjustment	—	—	—	—	—	62	62
Total comprehensive income	—	—	—	—	—	—	835

Balance at February 29, 2012	54,568,384	$55	$323,533	$2,373	$(43,037)	$233	$283,157

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended,
	February 29, 2012	February 28, 2011
Cash flows from operating activities
Net income (loss)	$773	$(10,547)
Less: Loss from discontinued operations	—	18
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,196	723
Amortization of note discounts and deferred financing costs	595	—
Amortization of note discounts due to debt extinguishment	—	2,776
Write down of fixed assets held for sale	—	(2)
Stock based compensation	858	1,308
Loss (gain) on sale of fixed assets	92	(155)
Deferred income taxes	(448)	(24)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	5,160	(1,308)
Inventories	(1,408)	2,383
Prepaid expenses and other current assets	(159)	(335)
Accounts payable and accrued expenses	(8,580)	1,119
Deferred revenue	(1,299)	(602)

Net cash used by continuing activities	(220)	(4,646)
Net cash used by discontinued operations	—	(18)

Net cash used by operating activities	(220)	(4,664)
Cash flows from investing activities
Purchase of fixed assets	(259)	(329)
Purchase of intangible assets	(433)	—
Proceeds from disposal of fixed assets	463	155
Business acquisitions net of cash acquired of $0, and $32,353 (note 4c)	—	32,353

Net cash provided (used) by investing activities	(229)	32,179
Cash flows from financing activities
Repurchase and retirement of common shares	—	(96)
Short-term borrowings advances (repayments), net	—	(79)
Repayment of long-term debt (note 10)	(562)	(20,041)

Net cash used by financing activities	(562)	(20,216)
Effect of exchange rate on cash and cash equivalents	(1)	368

Net change in cash and cash equivalents	(1,012)	7,667
Cash and cash equivalents, beginning of period—continuing operations	15,690	5,509
Cash and cash equivalents, beginning of period—discontinued operations	—	—

Cash and cash equivalents, beginning of period	15,690	5,509
Cash and cash equivalents, end of period	$14,678	$13,176
Less: cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$14,678	$13,176

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”), designs, develops and manufactures high reliability engineered solutions, RF, sensors and measurement, power systems management technology, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. With its acquisition of C-MAC Aerospace Limited (see Note 19—Subsequent Events), the Company has expanded its RF and microwave filters capabilities.

On November 29, 2011, the Company entered into an asset purchase agreement (the “CMT Asset Purchase Agreement”) with Commercial Microwave Technology, Inc. (“CMT”), a California corporation, and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which API Sub purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200, subject to certain adjustments (see Note 4a).

On June 1, 2011, the Company completed the acquisition of Spectrum Control Inc. (“the Spectrum Merger”) provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by the Company, Spectrum Control, Inc. (“Spectrum”), and Erie Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the terms and conditions of the Spectrum Agreement, Merger Sub was merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive twenty dollars in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase shares of common stock of Spectrum was accelerated so that it became fully vested and received in cash the product of the excess, if any, of twenty dollars less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price was approximately $273,264 (see Note 4b).

On January 9, 2011, API entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Vintage”), and API Merger Sub, Inc., a New York corporation (“Sub”), pursuant to which the Company acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “SenDEC Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage (see Note 4c).

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14,000 in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC on or before July 31, 2011 an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger (the “Special Payment”). In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11,000, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012.

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011.

The unaudited consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 29, 2012 and the results of its operations and cash flows for the three month period ended February 29, 2012. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the six-month transition period ended November 30, 2011 included in the Company’s Form 10-K filed with the SEC on February 9, 2012.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $2,681 at February 29, 2012 compared to $3,216 at November 30, 2011. The decrease is attributed to the sale of land and building from the Spectrum acquisition held for sale as a result of initiatives to consolidate operational activities.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations relating to API Nanofabrication and Research Corporation (“NanoOpto”) for prior periods are reported as discontinued operations and not included in the continuing operations figures.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

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

Intangible assets that have a finite life are amortized using the following basis over the following periods:

Non-compete agreements	Straight line over 5 years
Computer software	Straight line over 3-5 years
Customer related intangibles	Straight line or the pattern in which the economic benefits are expected to be realized, over an estimated life of 4- 15 years
Marketing related intangibles	The pattern in which the economic benefits are expected to be realized, over an estimated life of 3-10 years
Technology related intangibles	The pattern in which the economic benefits are expected to be realized, over an estimated life of 10 years

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 50%, 2% and 5% of the Company’s revenues for the three months ended February 29, 2012 (72%, 4% and 7% for the three months ended February 28, 2011), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

4. ACQUISITIONS

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

The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200, subject to certain adjustments; as a result the Company put $700 of the $8,200 purchase price into escrow for a period of twelve months to secure the indemnification obligations of CMT and Randall S. Wilson.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $102 as of November 30, 2011, and an additional $77 as of February 29, 2012. These expenses have been accounted for during the respective periods as operating expenses. The results of operations of CMT have been included in the Company’s results of operations beginning on December 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Accounts receivable and other current assets	$2,007
Inventory	941
Fixed assets	371
Goodwill	$6,438
Current liabilities	(545)
Deferred revenue	(1,012)

Fair value of net assets acquired	$8,200

The fair value of CMT exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill.

The fair value of the assets acquired and liabilities assumed remain subject to completion. The purchase accounting is preliminary subject to the completion of the fair value assessment of the acquired intangible assets and acquired inventory, and the fair value assessment of certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income for the three months ended February 29, 2012 were approximately $2,388 and $615, respectively.

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

of approximately $4,865. These expenses have been accounted for as operating expenses, primarily as of May 31, 2011. Also in connection with this acquisition, the Company incurred approximately $7,210 of deferred financing costs (recorded in Other non-current assets on the consolidated balance sheet) and $4,250 of discounts related to the term loans (see Note 13a) that are being amortized to interest expense using the effective interest method. The results of operations of Spectrum have been included in the Company’s results of operations beginning on June 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash, net	$7,141
Accounts receivable and other current assets	31,338
Inventory	35,771
Fixed assets	33,245
Customer related intangibles	18,801
Marketing related intangibles	4,372
Technology related intangibles	18,395
Goodwill	160,200
Current liabilities	(19,495)
Deferred revenue	(200)
Long-term liabilities	(16,304)

Fair value of net assets acquired	$273,264

The fair value of Spectrum exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of three to ten years.

The fair value of the assets acquired and liabilities assumed remain subject to potential adjustments. The purchase accounting is preliminary subject to the completion of the fair value assessment of accounts receivable, inventory and certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income for the three months ended February 29, 2012 were approximately $35,629 and $3,395, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$1,823
Buildings and leasehold improvements	17,258
Computer equipment	2,345
Furniture and fixtures	1,109
Machinery and equipment	10,659
Vehicles	51

Total fixed assets acquired	$33,245

c) SenDEC Corp.

On January 9, 2011, API entered into the Merger Agreement with Vintage and Sub, pursuant to which the Company acquired SenDEC. SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage. The acquisition significantly expands the Company’s systems and sub-systems segment to include Electronics Manufacturing Services (EMS), such as New Product Introductions (NPI) and prototypes, turnkey manufacturing and Printed Circuit Board (PCB) assembly. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for SenDEC products. These factors contributed to a purchase price resulting in the recognition of goodwill.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the obligation to pay former SenDEC shareholders up to $14,000 in earnout payments, payable in three installments through July 31, 2013, based on achievement of certain financial milestones. The fair value of this obligation of $2,200 is recorded in Accounts payable and accrued expenses. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11,000, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. As of February 29, 2012 no amount has been recorded related to this bonus plan.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges, professional fees and accelerated share option expense in connection with the acquisition of approximately $6,107. The expenses have been accounted for as operating expenses. The results of operations of SenDEC have been included in the Company’s results of operations beginning on January 21, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash	$32,353
Accounts receivable and other current assets	7,844
Inventory	15,900
Fixed assets	5,389
Customer related intangibles	3,738
Marketing related intangibles	2,138
Goodwill	82,255
Current liabilities	(10,016)
Deferred revenue	(758)

Fair value of net assets acquired	$138,843

The fair value of shares issued to Vintage, options issued to SenDEC management and the earn-out payments exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. Customer and marketing related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over an estimated life of 4 years.

Revenues and net loss of SenDEC for the quarter ending February 29, 2012 were approximately $9,144 and $(584), respectively. Revenues and net income from the acquisition date, January 21, 2011, to February 28, 2011 were approximately $8,600 and $612, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Buildings and leasehold improvements	$515
Computer equipment	200
Furniture and fixtures	105
Machinery and equipment	4,569

Total fixed assets acquired	$5,389

The following unaudited pro forma summary presents the combined results of operations as if the CMT, Spectrum and SenDEC acquisitions described above had occurred at the beginning of the three month periods ended February 28, 2011.

Three months ended February 28, 2011 (in thousands)
Revenues	$74,676
Net loss from continuing operations	$(6,808)
Net loss	$(6,826)
Net loss from continuing operations per share – basic and diluted	$(0.21)
Net loss per share – basic and diluted	$(0.21)

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was previously included in the Systems & Subsystems segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300.

6. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	February 29, 2012	November 30, 2011
Raw materials	$36,185	$35,872
Work in progress	29,776	28,955
Finished goods	7,527	7,190

Total	$73,488	$72,017

Inventories are presented net of valuation allowances.

7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill were as follows:

(in thousands)
Balance, November 30, 2011	$253,170
Goodwill from SenDEC business acquisition (note 4c)	133

Balance, February 29, 2012	$253,303

Changes in the carrying amount of Intangible assets were as follows:

(in thousands)
Balance, November 30, 2011	$50,001
Computer software purchased	433
Less: Amortization	(2,213)

Balance, February 29, 2012	$48,221

8. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 10a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of February 29, 2012.

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $396 (250 GBP), which renews in July 2012. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of February 29, 2012.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	February 29, 2012	November 30, 2011
Trade accounts payable	$24,551	$33,460
Accrued expenses	6,108	6,940
Wage and vacation accrual	6,719	5,602

Total	$37,378	$46,002

10. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	(in thousands)
	February 29, 2012	November 30, 2011
Term loan, due June 1, 2016, base rate plus 5.25% interest or LIBOR plus 6.25%, (a)	$168,650	$169,075
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,504	1,509
Capital leases payable	395	430

	$170,549	$171,014
Less: Current portion of long-term debt	(1,918)	(1,917)
Discount on term loan	(3,619)	(3,830)

Long-term portion	$165,012	$165,267

a)	In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto. The Credit Agreement provided for a secured term loan in the principal amount of $200,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. A portion of the proceeds from the secured term loan was used to repay the line of credit facility from RBC Bank, which was then terminated. On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which amends and restates the Credit Agreement (as amended, the “Credit Agreement”) in its entirety and provides for a secured term loan facility in the principal amount of $170,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. The borrowings under the senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on either:

•	the base rate plus a margin equal to 5.25%, subject to adjustment as noted below; or

•	the LIBOR rate plus a margin equal to 6.25%, subject to adjustment as noted below.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to API and its subsidiaries, including covenants that limit the ability of API and its subsidiaries to grant liens, merge or consolidate, dispose of assets, pay dividends or distributions, repurchase shares, incur indebtedness, make loans, make investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, enter into certain restrictive agreements affecting its subsidiaries, and enter into certain negative pledge arrangements, in each case subject to customary exceptions for a credit agreement of this size and type. The Company is also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest expense coverage ratio. The Credit Agreement also includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the Credit Agreement.

The aggregate principal amount of term loans outstanding under the Amended and Restated Credit Agreement as of February 29, 2012 was $168,650.

The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, such amendment provides that the Company shall apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement.

See Note 19—Subsequent Events for information on an additional amendment to the Credit Agreement entered into on March 22, 2012.

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 29, 2012. The mortgage is secured by the subsidiary’s land and building.

11. SHAREHOLDERS’ EQUITY

As discussed in Note 19 – Subsequent Events, API entered into a Note Purchase Agreement between API and the purchaser named therein (the “Note Purchase Agreement”) pursuant to which API sold an aggregate initial principal amount of $26,000 of convertible subordinated notes (the “Note”), for which the Company received aggregate gross proceeds of $16,000. Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note will convert into Series A Mandatorily Redeemable Preferred Stock of API. The purchaser, an affiliate of Senator Investment Group LP, will have the option to convert the Note prior to its conversion into Series A Mandatorily Redeemable Preferred Stock or any Series A Mandatorily Redeemable Preferred Stock issued upon conversion of the Note into common stock of API at $6.00 per share. The Note, as of the date of this Report, is convertible into approximately 4,333,333 shares of common stock.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

On March 22, 2012, certain stockholders of the Company took action by written consent (the “Written Consent”), as permitted pursuant to the Company’s bylaws and Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to amend the Charter to (i) increase the number of shares of common stock, par value $0.001 per share, issuable by the Company to 250,000,000 shares from 100,000,000 shares; and (ii) authorize the issuance by the Company’s Board of Directors, from time to time, of up to 10,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), in one or more series. The Written Consent also approved the issuance of shares of API common stock in connection with the conversion of the Note and Series A Mandatorily Redeemable Preferred Stock as contemplated by the Note Purchase Agreement for all purposes, including pursuant to the rules and regulations of The NASDAQ Stock Market.

On March 22, 2012, subject to the effectiveness of the amendments to the Charter described above, the Company’s Board of Directors authorized the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” pursuant to a Certificate of Designation (the “Certificate of Designation”) to be filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation, the Company is authorized to issue 1,000,000 shares of Series A Mandatorily Redeemable Preferred Stock. As described above, the Note will convert into Series A Mandatorily Redeemable Preferred Stock.

In connection with the Written Consent, the Company will file an information statement with the SEC pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will provide a copy of the information statement to all stockholders as of March 22, 2012 who did not execute the Written Consent. Pursuant to the rules and regulations of the SEC, the amendments to the Charter and the Certificate of Designation cannot be effective until 20 business days following the distribution of the information statement. Promptly following the expiration of this 20 business day period, the Company will file the amendments to the Charter and the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they will become effective.

On June 27, 2011, API entered into a Common Stock Purchase Agreement, by and among API and the purchasers (as defined therein), pursuant to which API issued 4,791,958 shares of its common stock in a private placement for a purchase price of $6.50 per share. API received aggregate gross proceeds of approximately $31,148 from the private placement. In connection with the private placement, API also issued 300,000 shares of common stock to certain purchasers in consideration for a backstop commitment provided by such purchasers.

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

On January 31, 2011, the Company issued 1,216,667 shares of its common stock to the holders of the $3,650 Convertible Notes for a price equal to $3.00 per share upon conversion of the Convertible Notes.

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage (see Note 4c).

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of February 29, 2012, API is obligated to issue a remaining approximately 624,302 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 583,033 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

On March 9, 2010, the Company’s Board of Directors authorized a program to repurchase approximately 10% of its common shares (approximately 831,250 shares) over the next 12 months. As of May 31, 2011, the Company repurchased and retired 137,728 of its common shares under this program for net outlay of approximately $716. In the fiscal year ended May 31, 2011, the Company repurchased approximately 35,544 shares for net outlay of approximately $148. The repurchase program expired on March 9, 2011.

The Company issued 1,015,477 options and RSUs during the three months ended February 29, 2012 (Note 12). During March 2012, the Company issued an additional 110,000 RSUs. The Company also issued 196,000 options and RSU’s during the six months ended November 30, 2011. The option grants were valued using the Black-Scholes option-pricing model.

12. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and further amended the plan on June 3, 2011 to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,391,028 shares are available for issuance pursuant to options, RSUs, or stock as of February 29, 2012. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 29, 2012, there was $2,761 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2012 to 2016.

During the three months ended February 29, 2012 and February 28, 2011, $858 and $1,308, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	February 29, 2012	February 28, 2011
Expected volatility	89.8%	97.4%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	0.89%	1.93%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— May 31, 2011	2,285,999	$5.738
Less forfeited	(178,858)	$5.640
Exercised	(332,550)	$5.530
Issued	145,000	$6.860

Stock Options outstanding—November 30, 2011	1,919,591	$5.720
Less forfeited	(102,542)	$5.810
Exercised	—	$—
Issued	825,000	$3.540

Stock Options outstanding—February 29, 2012	2,642,049	$5.149

Stock Options exercisable— February 29, 2012	1,667,194	$5.150

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Restricted stock unit activity under the 2006 Equity Compensation Plan, for the three month period ended February 29, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	51,000	$6.430

RSUs outstanding—November 30, 2011	51,000	$6.430
Issued	190,477	$3.540

RSUs outstanding—February 29, 2012	241,477	$4.150

RSUs exercisable— February 29, 2012	11,997	$7.400

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at February 29, 2012	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at February 29, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	1,066,477	$2.740	9.906	$1,120	202,474	$0.000	$767
$3.56 – $ 4.99	40,834	$3.560	8.649	$9	8,167	$3.560	$2
$5.00 – $ 6.99	1,756,627	$5.860	6.715	$—	1,452,378	$5.800	$—
$7.00 – $ 20.00	19,587	$11.780	5.745	$—	16,172	$12.410	$—

	2,883,525		7.916	$1,129	1,679,191		$769

The intrinsic value is calculated as the excess of the market value as of February 29, 2012 over the exercise price of the shares. The market value as of February 29, 2012 was $3.79 as reported by the NASDAQ Stock Market.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended:

	(in thousands)
	February 29, 2012	February 28, 2011
Supplemental Cash Flow Information
Cash paid for income taxes	$74	$—
Cash paid for interest	$3,470	$624

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended,
	February 29, 2012	February 28, 2011
Weighted average shares-basic	55,192,697	18,480,738
Effect of dilutive securities	202,860	—

Weighted average shares—diluted	55,395,557	18,480,738

Basic EPS and diluted EPS for the three months ended February 29, 2012 have been computed by dividing the net income by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement. For the three months ended February 28, 2011, all outstanding options and RSUs aggregating 2,303,833 incremental shares and 955,362 warrants have been excluded from the computation of diluted EPS as they are anti-dilutive due to losses generated in 2011.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

15. COMMITMENTS

a)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and the API Pennsylvania Subsidiaries in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to this matter. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373. The Company expenses legal costs as they are incurred. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with this matter, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

b)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

16. INCOME TAXES

For the three month periods ended February 29, 2012 and February 28, 2011, the Company’s effective income tax rate was (189.6)% and 0%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. The difference between the effective tax rate and U.S. statutory tax as of February 29, 2012 is primarily due to the release of reserves on uncertain tax positions and adjustments for previously recorded over accruals.

A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows:

(in thousands)
Balance, November 30, 2011	$248
Changes related to:
Prior year tax positions	(215)
Current year tax positions	—

Balance, February 29, 2012	$33

As of February 29, 2012, the Company’s unrecognized tax benefits of $33 (which relate to certain state income tax matters) would affect the Company’s effective tax rate if recognized. The Company released certain previously recorded unrecognized benefits as new information effectively settled the tax position.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2007 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2008 to the present.

17. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the three months ended February 29, 2012 restructuring expenses included charges of approximately $644 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A. and from consolidating certain parts of its operations in its leased facility in Windber, P.A. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of February 29, 2012.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

As of February 29, 2012 and November 30, 2011, the following table represents the details of restructuring charges:

Workforce Reduction Cost (in thousands)
Balance, May 31, 2011	$460
Restructuring charges	2,304

Accumulated restructuring charges at May 31, 2011	2,764
Cash payments	(1,984)
Non-cash charges	—

Balance, November 30, 2011	$780
Restructuring charges	644

Accumulated restructuring charges at February 29, 2012	1,424
Cash payments	922
Non-cash charges	—

Balance, February 29, 2012	$502

The remaining balance at February 29, 2012 is included in accounts payable and accrued liabilities.

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

Three months ended February 29, 2012 (in thousands)	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$64,281	$6,436	$—	$—	$70,717

Total revenue	64,281	6,436		—	70,717

Operating income before expenses below:	7,551	2,791	—	—	10,342
Corporate – head office expenses	—	—	1,598	—	1,598
Corporate – acquisition related charges	—	—	290	—	290
Depreciation and amortization	4,069	91	36	—	4,196
Other expense	76	26	3,889	—	3,991
Income tax expense (recovery)	(542)	—	36	—	(506)

Net income (loss)	$3,948	$2,674	$(5,849)	$—	$773

Segment assets—as at February 29, 2012	$469,301	$18,279	$10,161	$—	$497,741
Goodwill included in assets—as at February 29, 2012	$253,303	$—	$—	$—	$253,303
Purchase of fixed assets, to February 29, 2012	$254	$5	$—	$—	$259

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Three months ended February 28, 2011 (in thousands)	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$20,172	$4,381	$—	$—	$24,554

Total revenue	20,172	4,381	—	—	24,554

Operating income (loss) before expenses below:	1,090	(464)	—	—	626
Corporate - head office expenses	—	—	1,073	—	1,073
Corporate - acquisition related charges	—	—	6,079	—	6,079
Depreciation and amortization	583	128	12	—	723
Other (income) expenses	3	38	3,239	—	3,280
Income tax expense	—	—	—	—	—

Net income (loss) from continuing operations	504	(630)	(10,403)	—	(10,529)
Loss from discontinued operations, net of tax	(18)	—	—	—	(18)

Net income (loss)	$486	$(630)	$(10,403)	$—	$(10,547)

Segment assets—as at November 30, 2011	$485,797	$15,604	$5,046	$—	$506,447
Goodwill included in assets—as at November 30, 2011	$253,170	$—	$—	$—	$253,170
Purchase of fixed assets, to February 28, 2011	$313	$16	$—	$—	$329

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2012, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On March 19, 2012 API completed the acquisition of substantially all of the assets of RTI Electronics (“RTI”) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. Based in Anaheim, California, RTI is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTI had revenues in 2011 of approximately $4,000 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

The Company is in the process of allocating the total purchase price of RTI to the tangible and intangible net assets acquired. The Company currently estimates approximately $2,177 of the purchase price will be allocated to goodwill and other intangible assets. Any resulting goodwill will be deductible for tax purposes. RTI generated revenues of approximately $5,309 for the year ended December 31, 2011.

On March 22, 2012, API Technologies Corp. completed the acquisition, through its UK-based subsidiary API Technologies (UK) Limited (“API UK”), of the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”), for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), including the value of C-MAC’s debt repaid in connection with the acquisition. C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors.

The Company is in the process of allocating the total purchase price of C-MAC to the tangible and intangible net assets acquired. The Company currently estimates approximately $11,500 of the purchase price will be allocated to goodwill and other intangible assets. Any resulting goodwill will be non-deductible for tax purposes. C-MAC generated revenues of approximately $36,960 for the year ended August 31, 2011.

The Company used the proceeds from the New Term Loans (as defined below) and cash on hand to fund the C-MAC acquisition.

On March 22, 2012, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) with each of the Lenders and Morgan Stanley, which amends the Credit Agreement.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Pursuant to the Second Amendment, an aggregate principal amount of $16,000 in new term loans (the “New Term Loans”) were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. The New Term Loans are repayable quarterly at the end of each of the Company’s fiscal quarters, with each quarterly installment equaling 0.25% of the original aggregate principal amount of the New Term Loans and any remaining balance being due on the maturity date of June 1, 2016.

At the Company’s option, the New Term Loans accrue interest at a per annum rate based on either (i) the base rate plus a margin equal to 6.25% or (ii) the LIBOR rate plus a margin equal to 7.25%. The “base rate” means the highest of (i) the Agent’s prime lending rate; (ii) the federal funds rate plus a margin equal to 0.50%; (iii) the one month LIBOR rate plus a margin equal to 1.00%; and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. As of the effective date of the Second Amendment, the outstanding principal amount of all term loans incurred pursuant to the Credit Agreement before March 22, 2012 will bear interest at the interest rate applicable to the New Term Loans. If applicable credit ratings are downgraded after April 30, 2012 and any Notes (as defined below) remain outstanding at the time of the downgrade, the interest rate applicable to the term loans or revolving loans pursuant to the Credit Agreement will be increased by 2.50% per annum until the credit ratings are restored or the Notes are no longer outstanding.

The New Term Loans are otherwise subject to the same terms and conditions as, and are pari passu in right of payment with, all term loans previously incurred under the Credit Agreement.

In addition to the provision of the New Term Loans, the Second Amendment, among other things, (i) specifically permits the Company and its subsidiaries to consummate the acquisition of CMAC; (ii) establishes an incremental term loan facility enabling the lenders to provide up to $30,000 in additional term loans to be used by the Company and its subsidiaries in connection with future permitted acquisitions; (iii) amends the provisions of the Credit Agreement governing whether the Company and its subsidiaries may make acquisitions; (iv) amends the financial covenants relating to consolidated total leverage and consolidated interest expense coverage; and (v) permits the Company to enter into the Note Purchase Agreement and to issue the Notes. The Company paid customary closing and arrangement fees to the Lenders in connection with the Second Amendment.

On March 22, 2012, following the acquisition of C-MAC, the Company entered into a Note Purchase Agreement by and among the Company and the purchaser referred to therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Company sold an aggregate initial principal amount of $26,000 of convertible subordinated notes (the “Note”) to a single purchaser in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received aggregate gross proceeds of $16,000 from the private placement, all of which will be used for working capital purposes. The purchaser of the Note is an affiliate of Senator Investment Group LP. Such affiliate is also the beneficial owner of approximately 10.7% of our outstanding common stock, without giving effect to the transactions contemplated by the Note Purchase Agreement.

On March 22, 2012, certain stockholders of the Company took action by the Written Consent to amend the Charter to (i) increase the number of shares of common stock, par value $0.001 per share, issuable by the Company to 250,000,000 shares from 100,000,000 shares; and (ii) authorize the issuance by the Company’s Board of Directors, from time to time, of up to 10,000,000 shares of Preferred Stock, in one or more series. The Written Consent also approved the issuance of shares of Common Stock in connection with the conversion of the Notes and Series A Mandatorily Redeemable Preferred Stock as contemplated by the Note Purchase Agreement for all purposes, including pursuant to the rules and regulations of The NASDAQ Stock Market.

On March 22, 2012, subject to the effectiveness of the amendments to the Charter described above, the Company’s Board of Directors authorized the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” pursuant to the Certificate of Designation to be filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation, the Company is authorized to issue 1,000,000 shares of Series A Mandatorily Redeemable Preferred Stock. Upon the effectiveness of the amendments to the Charter and the Certificate of Designation, the Note will convert into Series A Mandatorily Redeemable Preferred Stock.

In connection with the Written Consent, the Company will file an information statement with the SEC pursuant to Section 14(c) of the Exchange Act, and will provide a copy of the information statement to all stockholders as of March 22, 2012 who did not execute the written consent. Pursuant to the rules and regulations of the SEC, the amendments to the Charter and the Certificate of Designation cannot be effective until 20 business days following the distribution of the information statement. Promptly following the expiration of this 20 business day period, the Company will file the amendments to the Charter and the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they will become effective.

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

On November 29, 2011, CMT Filters, Inc. (“API Sub”), a subsidiary of API entered into an asset purchase agreement (the “CMT Asset Purchase Agreement”) with Commercial Microwave Technology, Inc. (“CMT”), a California corporation, and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which API Sub purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. API Sub also assumed certain liabilities of CMT relating to the assets acquired. API Sub purchased the assets of CMT for $8.2 million, subject to certain adjustments.

On June 1, 2011, API completed the acquisition of Spectrum Control, Inc. (“Spectrum”) through the merger of Erie Merger Corp., a wholly owned subsidiary of API, with and into Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $273 million, including the value of stock options cashed-out as a result of the Spectrum Merger. The Spectrum acquisition has significantly expanded our Systems & Subsystems revenues, including approximately $35.6 million to net revenues for the three months ended February 29, 2012. In addition, we now have additional manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; Philadelphia, Pennsylvania; Grass Valley, California; Marlborough, Massachusetts; Hudson, New Hampshire; Auburn, New York; Wesson, Mississippi; Juarez, Mexico; and Guang Dong Province, China.

In addition, on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200 million and a $15 million secured revolving credit facility. On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Morgan Stanley and the lenders a party thereto from time to time, to provide for a secured term loan facility in the principal amount of $170 million and a $15 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5 million. The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that the Company shall apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement.

On June 27, 2011 we completed a private placement of approximately $31 million of common stock at a price of $6.50 per share.

Following the acquisition of Spectrum in June 2011, we significantly expanded our operating facilities throughout North America and added to our international footprint by adding Germany, Mexico and China. Commencing in June 2011, we began cost reduction initiatives to rationalize the number of facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. During the six-month transition period ended November 30, 2011, we implemented several cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, including St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S., resulting in an anticipated reduction of approximately $21 million in annual costs.

Recent Developments

On March 22, 2012, we, through our subsidiary API Technologies (UK) Limited (“API UK”), acquired the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”) for a total purchase price of £21.0 million (approximately $33.0 million), including the value of C-MAC’s debt repaid in connection with the acquisition. C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors.

We used the proceeds from the New Term Loans (as defined below) and cash on hand to fund the C-MAC acquisition.

On March 22, 2012, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Credit Agreement. Pursuant to the terms of the Second Amendment, an aggregate principal amount of $16.0 million in new term loans (the “New Term Loans”) were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. The New Term Loans are repayable quarterly at the end of each of the Company’s fiscal quarters, with each quarterly installment equaling 0.25% of the original aggregate principal amount of the New Term Loans and any remaining balance being due on the maturity date of June 1, 2016. See “Liquidity and Capital Resources” below for a further description of the Second Amendment.

After closing the purchase of C-MAC, we raised $16.0 million of capital in a private placement through the form of a $26.0 million convertible subordinated note (the “Note”), which upon the effectiveness of the amendment to the Charter and the Certificate of Designation (as defined below), will convert into Series A Mandatorily Redeemable Preferred Stock of API.

On March 22, 2012, our Board approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to (i) increase the number of our shares of common stock from 100,000,000 to 250,000,000 shares, and (ii) authorize the issuance by the Company’s Board of Directors of up to 10,000,000 shares of Preferred Stock, in one or more series. On March 22, 2012, subject to the effectiveness of such amendment to the Charter, our Board of Directors also authorized the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” pursuant to a Certificate of Designation (“Certificate of Designation”) to be filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation, we will be authorized to issue 1,000,000 shares of Series A Mandatorily Redeemable Preferred Stock. Shareholders owning a majority of our common stock also on March 22, 2012 approved such actions by a written consent (the “Written Consent”).

In connection with the Written Consent, the Company will file an information statement with the SEC pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will provide a copy of the information statement to all stockholders as of March 22, 2012 who did not execute the Written Consent. Pursuant to the rules and regulations of the SEC, the amendments to the Charter and the Certificate of Designation cannot be effective until 20 business days following the distribution of the information statement. Promptly following the expiration of this 20 business day period, the Company will file the amendments to the Charter and the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they will become effective.

On March 19, 2012 we completed the acquisition of substantially all of the assets of RTI Electronics (“RTI”) for a total purchase price of approximately $2.3 million, with $1.5 million payable in cash at closing and the remainder pursuant to a Promissory Note of approximately $0.8 million payable in 24 equal monthly installments. Based in Anaheim, California, RTI is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTI had revenues in 2011 of approximately $4.0 million from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

Operating Revenues

We derive operating revenues from the sales in our two principal business segments: Systems & Subsystems, and Secure Systems & Information Assurance. The acquisitions of Spectrum on June 1, 2011, SenDEC on January 21, 2011 and the asset acquisitions of CMT on November 29, 2011 and the KGC Companies on January 20, 2010 significantly expanded our Systems & Subsystems revenues. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

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

Other Expenses (Income)

Other expense (income) consists of interest expense on term loans, notes payable, operating loans and capital leases, interest income on cash and cash equivalents and marketable securities, amortization of note discounts and deferred financing costs, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes gains related to the sales of fixed assets held for sale and acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at February 29, 2012 was approximately $133.6 million compared to $142.5 million at November 30, 2011. The decrease primarily relates to shipments made during the first quarter of fiscal 2012.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended February 29, 2012 and February 28, 2011

The following discussion of results of operations is a comparison of our three months ended February 29, 2012 and February 28, 2011.

Operating Revenue

	(dollar amounts in thousands)
	Three months ended,
	February 29, 2012	February 28, 2011	% Change
Revenues by segments:
Systems & Subsystems from continuing operations	$64,281	$20,172	218.7%
Secure Systems & Information Assurance from continuing operations	6,436	4,382	46.9%

	$70,717	$24,554	188.0%

We recorded a 188.0% increase in overall revenues for the three months ended February 29, 2012 over the same period in 2011. The increase is mainly attributed to the acquisition of Spectrum on June 1, 2011 and CMT on November 29, 2011, which together represented approximately $38 million of revenue for the Systems & Subsystems segment for the three months ended February 29, 2012. During the three months ended February 29, 2012, our Systems & Subsystems revenues also were positively impacted by higher throughput following the physical movement of manufacturing operations from one of our New York facilities into one of our Pennsylvania location as part of our restructuring initiatives. The Secure Systems & Information Assurance results include additional revenue generated by our subsidiary in the United Kingdom from two new customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended,
	February 29, 2012	February 28, 2011
Gross margin by segments:
Systems & Subsystems from continuing operations	22.6%	17.8%
Secure Systems & Information Assurance from continuing operations	48.1%	24.1%
Overall	24.9%	18.9%

Our combined gross margin for the three months ended February 29, 2012 increased by approximately 6.0 percentage points compared to the three months ended February 28, 2011. Gross margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the three months ended February 29, 2012 from 81.1% to 75.1% compared to the same period last year. The Systems & Subsystems segment cost of sales decreased 4.8% compared to the same period in 2011, mainly as a result of product mix from the acquisition of Spectrum and higher sales at one of our Pennsylvania locations following the physical movement of manufacturing operations from one of our New York facilities as part of our restructuring initiatives. The Secure Systems & Information Assurance segment realized a decrease in cost of sales mainly as a result of additional higher margin revenue from two new customers of our subsidiary in the United Kingdom and the Company realizing benefits achieved through the consolidation efforts and cost cutting measures.

General and Administrative Expenses

General and administrative expenses increased to approximately $6.5 million for the three months ended February 29, 2012 from $3.2 million for the three months ended February 28, 2011. The increase is primarily a result of higher stock based compensation, the addition of CMT in November 2011, Spectrum in June 2011 and SenDEC in January 2011, which increased general and administrative expenses by approximately $0.1 million, $2.6 million and $0.4 million, respectively, for the three months ended February 29, 2012, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 9.2% for the three months ended February 29, 2012, compared to 13.1% for the three months ended February 28, 2011.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands)
	Three months ended,
	February 29, 2012	% of sales	February 28, 2011	% of sales
Depreciation and Amortization	$2,309	3.3%	$279	1.1%
Accounting and Administration	$1,054	1.5%	$963	3.9%
Stock based compensation	$797	1.1%	$—	0.0%
Professional Services	$559	0.8%	$409	1.7%

Selling Expenses

Selling expenses from continuing operations increased to approximately $3.8 million for the three months ended February 29, 2012 from approximately $1.8 million for the three months ended February 28, 2011. The increase was largely due to the inclusion of selling expenses related to the acquisition of CMT, Spectrum and SenDEC on November 29, 2011, June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, selling expenses were 5.3% for the three months ended February 29, 2012, compared to 7.5% for the three months ended February 28, 2011.

The major components of selling expenses are as follows:

	(dollar amounts in thousands)
	Three months ended,
	February 29, 2012	% of sales	February 28, 2011	% of sales
Payroll Expense – Sales	$1,841	2.6%	$880	3.6%
Commissions	$1,232	1.7%	$395	1.6%
Advertising	$313	0.4%	$16	0.1%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $2.5 million for the three months ended February 29, 2012 compared to approximately $0.5 million for the three months ended February 28, 2011. The increase was largely due to the inclusion of research and development expenses related to the acquisition of CMT, Spectrum and SenDEC on November 29, 2011, June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, research and development expenses were 3.5% for the three months ended February 29, 2012, compared to 2.0% for the three months ended February 28, 2011.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended February 29, 2012, business acquisition charges of approximately $0.3 million related to the CMT and Spectrum acquisitions compared to approximately $6.1 million for the three months ended February 28, 2011 associated with the completion of the SenDEC acquisition.

Operating Income

We posted operating income from continuing operations for the three months ended February 29, 2012 of approximately $4.3 million compared to an operating loss of approximately $7.2 million for the three months ended February 28, 2011. The increase in operating income of approximately $11.5 million is attributed to the improved overall results in our Systems & Subsystems segment as a result of the Spectrum acquisition, the implementation of consolidation efforts and cost cutting measures and lower business acquisition and related charges.

Other Expenses (Income)

Total other expense for the three months ended February 29, 2012 amounted to approximately $4.0 million, compared to other expense of $3.3 million for the three months ended February 28, 2011.

The increase in other expense is largely attributable to an increase in interest expense of approximately $2.7 million from higher debt levels throughout the three month period ended February 29, 2012, compared to the prior year. The increase in net other expense was also attributable to reduced amortization of note discounts and deferred financing costs as a result of the debt extinguishment during the three months ended February 28, 2011.

Income Taxes

Income taxes amounted to a net recovery of approximately $0.5 million for the three months ended February 29, 2012, compared to income tax expense of approximately $0 for the three months ended February 28, 2011. The recovery during the three months ended February 29, 2012, is primarily due to the Company’s release of certain previously recorded unrecognized benefits as new information effectively settled the tax position.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the three months ended February 29, 2012, compared to a loss of approximately $18,000 in the same period of fiscal 2011. The loss was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net Income (loss)

We recorded net income for the three months ended February 29, 2012 of approximately $0.8 million, compared to a net loss of approximately $10.5 million for the three months ended February 28, 2011. The increase in net income is largely due to lower business acquisition and related charges, the additional operating income from the acquisition of Spectrum on June 1, 2011, and the implementation of consolidation efforts, partially offset by higher other expenses, including interest and amortization expenses.

Liquidity and Capital Resources

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At February 29, 2012, we held cash and cash equivalents of approximately $14.7 million compared to $15.7 million at November 30, 2011.

Cash used by continuing operating activities of approximately $0.2 million for the three months ended February 29, 2012, was lower than cash used by continuing operations of approximately $4.6 million for the three months ended February 28, 2011. During the three months ended February 29, 2012 compared to the same period in 2011, the decrease in cash used by continuing operating activities resulted primarily from lower business acquisition and related charges. The decrease was partially offset by an increase in net cash used by changes in operating assets and liabilities, primarily as a result of decreased accounts payable balances from payments in the three months ended February 29, 2012, and higher interest payments.

Cash used by investing activities for the three months ended February 29, 2012 was approximately $0.2 million, which consisted of approximately $0.7 million from the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building. Cash generated in investing activities for the three months ended February 28, 2011 consisted mainly of net cash acquired in the SenDEC acquisition of approximately $32.4 million.

Cash used by financing activities for the three months ended February 29, 2012 totaled approximately $0.6 million, and resulted from the repayment of long-term debt, mainly related to a term loan with Morgan Stanley. During the three months ended February 28, 2011 cash used by financing of approximately $20.2 million consisted mainly of the repayment of $20.0 million promissory notes issued in connection with the acquisition of the assets of the KGC Companies and the repayment of certain capital lease obligations.

As of February 29, 2012, the Company had $15.0 million available under the Credit Agreement to meet its cash requirements. Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months). Following the acquisition of C-MAC and the entering into of the Second Amendment, we had $15.0 million available under the Credit Agreement.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Amended and Restated Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the credit facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment.

On March 22, 2012, the Company entered into the Second Amendment. Pursuant to the Second Amendment, the New Term Loans were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. The New Term Loans are repayable quarterly at the end of each of the Company’s fiscal quarters, with each quarterly installment equaling 0.25% of the original aggregate principal amount of the New Term Loans and any remaining balance being due on the maturity date of June 1, 2016.

At the Company’s option, the New Term Loans accrue interest at a per annum rate based on either (i) the base rate plus a margin equal to 6.25% or (ii) the LIBOR rate plus a margin equal to 7.25%. The “base rate” means the highest of (i) the Agent’s prime lending rate; (ii) the federal funds rate plus a margin equal to 0.50%; (iii) the one month LIBOR rate plus a margin equal to 1.00%; and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. As of the effective date of the Second Amendment, the outstanding principal amount of all term loans incurred pursuant to the Credit Agreement before March 22, 2012 will bear interest at the interest rate applicable to the New Term Loans. If applicable credit ratings are downgraded after April 30, 2012 and any Notes remain outstanding at the time of the downgrade, the interest rate applicable to the term loans or revolving loans pursuant to the Credit Agreement will be increased by 2.50% per annum until the credit ratings are restored or the Notes are no longer outstanding.

The New Term Loans are otherwise subject to the same terms and conditions as, and are pari passu in right of payment with, all term loans previously incurred under the Credit Agreement.

In addition to the provision of the New Term Loans, the Second Amendment, among other things, (i) specifically permits the Company and its subsidiaries to consummate the acquisition of C-MAC; (ii) establishes an incremental term loan facility enabling the lenders to provide up to $30.0 million in additional term loans to be used by the Company and its subsidiaries in connection with future permitted acquisitions; (iii) amends the provisions of the Credit Agreement governing whether the Company and its subsidiaries may make acquisitions; (iv) amends the financial covenants relating to consolidated total leverage and consolidated interest expense coverage; and (v) permits the Company to enter into the Note Purchase Agreement and to issue the Notes.

The Credit Agreement also contains two financial covenants: a consolidated total leverage ratio and a consolidated interest expense coverage ratio, which were amended by the Second Amendment. The consolidated total leverage ratio, which is defined as the ratio of total consolidated indebtedness to trailing four quarter consolidated EBITDA, was amended by the Second Amendment so that it must be less than the ratio set forth opposite such period below:

Fiscal Quarter Ending	Ratio
February 29, 2012	4.25:1.00
May 31, 2012	4.25:1.00
August 31, 2012	4.25:1.00
November 30, 2012	4.00:1.00
February 28, 2013	4.00:1.00
May 31, 2013	3.75:1.00
August 31, 2013	3.75:1.00
November 30, 2013	3.75:1.00
February 28, 2014	3.50:1.00
May 31, 2014	3.50:1.00
August 31, 2014	3.50:1.00
November 30, 2014	3.50:1.00
February 28, 2015	3.35:1.00
May 31, 2015 and each Fiscal Quarter ending thereafter	3.25:1.00

The consolidated interest expense coverage ratio, which is defined as the ratio of consolidated EBITDA to Consolidated Cash Interest Expense, as defined in the Credit Agreement, was amended by the Second Amendment so that it must be greater than the ratio set forth opposite such fiscal quarter below:

Fiscal Quarter Ending	Ratio
February 29, 2012	2.70:1.00
May 31, 2012	2.70:1.00
August 31, 2012	2.70:1.00
November 30, 2012	2.80:1.00
February 28, 2013	2.90:1.00
May 31, 2013	3.00:1.00
August 31, 2013	3.00:1.00
November 30, 2013	3.00:1.00

Fiscal Quarter Ending	Ratio
February 28, 2014	3.15:1.00
May 31, 2014	3.25:1.00
August 31, 2014	3.25:1.00
November 31, 2014	3.25:1.00
February 28, 2015	3.25:1.00
May 31, 2015 and each Fiscal Quarter ending thereafter	3.50:1.00

As at February 29, 2012, the Company was in compliance with its financial covenants under the Credit Agreement, as amended.

We believe that (i) our available cash and cash equivalents, (ii) funds available under our credit facilities with Morgan Stanley, and (iii) future cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, dividends, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current shareholders’ ownership interests.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of recent accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Transition Report on Form 10-K for the six-month transition period ended November 30, 2011.

Off-Balance Sheet Arrangements

During the six-month transition period ended November 30, 2011 and the three months ended February 29, 2012, the Company did not have any off-balance sheet arrangements.

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

The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Transition Report on Form 10-K for the six-month period ended November 30, 2011, and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, the ability to effectively integrate acquired companies, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2012.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 29, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–”Risk Factors” in our Transition Report on Form 10-K for the transition period ended November 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2012 and effective as of the First Amendment Effective Date (as defined therein), among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2012).

10.2	Second Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2012, among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101	The following financial information from API Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 9, 2012	By:	/s/ JOHN P. FREEMAN
John P. Freeman
Chief Financial Officer
(Duly Authorized Officer)