Form 10-Q
period 2012-05-31
API Technologies Corp.
filed 2012-07-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

54,764,617 shares of common stock with a par value of $0.001 per share at July 3, 2012.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended May 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
(Unaudited)
(Dollar Amounts in Thousands)

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	May 31, 2012	November 30, 2011
Assets
Current
Cash and cash equivalents	$17,324	$15,690
Restricted cash (note 4c)	700	700
Accounts receivable, less allowance for doubtful accounts of $739 and $501 at May 31, 2012 and November 30, 2011, respectively	50,112	52,983
Inventories, net (note 7)	70,879	72,017
Deferred income taxes	7,637	4,797
Prepaid expenses and other current assets	2,745	1,705

	149,397	147,892
Fixed assets, net	44,196	44,149
Fixed assets held for sale (note 2)	2,681	3,216
Goodwill (note 8)	179,165	253,170
Intangible assets, net	54,936	50,001
Other non-current assets	10,100	8,019

Total assets	$440,475	$506,447

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$36,940	$46,002
Deferred revenue	924	1,892
Current portion of long-term debt (note 11)	2,466	1,917

	40,330	49,811
Deferred income taxes	12,270	9,905
Other long-term liabilities	1,161	—
Long-term debt, net of current portion and discount of $3,408 and $3,830 at May 31, 2012 and November 30, 2011, respectively (note 11)	183,548	165,267

	237,309	224,983

Commitments and contingencies (note 17)
Preferred stock, (Series A Mandatorily Redeemable Preferred Stock, $1,000 liquidation preference and 1,000,000 authorized shares, 26,000 and 0 shares issued and outstanding at May 31, 2012 and November 30, 2011, respectively) (note 12)	26,268	—
Shareholders’ equity
Common shares, ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,755,553 and 54,568,384 shares issued and outstanding at May 31, 2012 and November 30, 2011, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2012 and November 30, 2011, respectively)	—	—
Additional paid-in capital	326,242	322,675
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(152,544)	(43,810)
Accumulated other comprehensive income	772	171

	176,898	281,464

Total Liabilities and Shareholders’ Equity	$440,475	$506,447

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended May 31, 2012 (Unaudited)	For the Three Months Ended May 31, 2011 (Unaudited)	For the Six Months Ended May 31, 2012 (Unaudited)	For the Six Months Ended May 31, 2011 (Unaudited)
Revenue, net	$78,906	$28,702	$149,623	$53,256
Cost of revenues
Cost of revenues	60,919	25,320	113,690	45,141
Restructuring charges (note 19)	7,588	1,216	7,893	1,309

Total cost of revenues	68,507	26,536	121,583	46,450

Gross profit	10,399	2,166	28,040	6,806

Operating expenses
General and administrative	6,425	8,079	12,925	11,303
Selling expenses	4,138	2,261	7,904	4,103
Research and development	2,714	653	5,201	1,135
Business acquisition and related charges	2,378	6,719	2,669	12,798
Restructuring charges	3,910	2,060	4,249	2,322

	19,565	19,772	32,948	31,661

Operating loss	(9,166)	(17,606)	(4,908)	(24,854)
Other expenses (income), net
Goodwill impairment (note 8)	87,000	—	87,000	—
Interest expense, net	4,534	106	7,904	750
Amortization of note discounts and deferred financing costs	13,494	—	14,089	2,776
Other expense (income), net	(1,986)	(373)	(1,960)	(513)

	103,042	(267)	107,033	3,013

Loss from continuing operations before income taxes	(112,208)	(17,339)	(111,941)	(27,868)
Expense (benefit) for income taxes	(2,701)	(2,691)	(3,207)	(2,691)

Loss from continuing operations, net of income taxes	(109,507)	(14,648)	(108,734)	(25,177)
Loss from discontinued operations, net of income taxes	—	(18)	—	(36)

Net loss	$(109,507)	$(14,666)	$(108,734)	$(25,212)

Loss per share from continuing operations—Basic and diluted	$(1.98)	$(0.32)	$(1.97)	$(0.78)
Loss per share from discontinued operations—Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Net loss per share—Basic and diluted	$(1.98)	$(0.32)	$(1.97)	$(0.78)

Weighted average shares outstanding
Basic	55,329,607	46,242,492	55,261,526	32,505,996
Diluted	55,329,607	46,242,492	55,261,526	32,505,996

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Preferred Stock and Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2011	—	$—	54,568,384	$55	$322,675	$2,373	$(43,810)	$171	$281,464
Series A Mandatorily Redeemable Preferred Stock (see Note 12)	26,000	26,268	—	—	—	—	—	—	—
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 13)	—	—	20,833	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	819	—	—	—	819
Stock issued as compensation	—	—	218,477	—	674	—	—	—	674
Stock withheld for taxes	—	—	(52,141)	—	(198)	—	—	—	(198)
Amounts related to beneficial conversion features and embedded derivatives on Convertible Notes and Preferred stock (note 12)	—	—	—	—	2,272	—	—	—	3,187
Net loss for the period	—	—	—	—	—	—	(108,734)	—	(108,734)
Foreign currency translation adjustment	—	—	—	—	—	—	—	601	601
Total comprehensive income	—	—	—	—	—	—	—	—	(108,133)

Balance at May 31, 2012	26,000	$26,268	54,755,553	$55	$326,242	$2,373	$(152,544)	$772	$176,898

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Six Months Ended May 31,
	2012	2011
Cash flows from operating activities
Net loss	$(108,734)	$(25,213)
Less: Loss from discontinued operations	—	36
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,096	2,117
Amortization of note discounts and deferred financing costs	1,445	—
Amortization of note discounts due to debt extinguishment	12,644	2,776
Impairment of goodwill	87,000	—
Write down of fixed assets	865	10
Stock based compensation	1,493	2,727
Gain on sale of marketable securities	—	(322)
Loss (gain) on sale of fixed assets	92	(155)
Deferred income taxes	(3,501)	(2,702)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	8,907	3,213
Inventories	10,052	5,942
Prepaid expenses and other current assets	(1,138)	339
Accounts payable and accrued expenses	(13,861)	2,901
Deferred revenue	(996)	(1,106)

Net cash provided (used) by continuing activities	3,364	(9,437)
Net cash provided (used) by discontinued operations	—	(36)

Net cash provided (used) by operating activities	3,364	(9,473)
Cash flows from investing activities
Purchase of fixed assets	(387)	(998)
Purchase of intangible assets	(839)	—
Proceeds from disposal of fixed assets	500	155
Proceeds from sale of marketable securities	—	324
Business acquisitions net of cash acquired of $3,045 (note 4a), and $32,353 (note 4e)	(29,052)	32,353

Net cash provided (used) by investing activities	(29,778)	31,835
Cash flows from financing activities
Proceeds from issuance of common shares	—	105,539
Repurchase and retirement of common shares	—	(96)
Short-term borrowings advances (repayments), net	—	(3,667)
Repayment of long-term debt (note 11)	(1,042)	(29,147)
Net proceeds from long-term debt (note 11)	29,160	75

Net cash provided by financing activities	28,118	80,037
Effect of exchange rate on cash and cash equivalents	(70)	509

Net change in cash and cash equivalents	1,634	102,908
Cash and cash equivalents, beginning of period—continuing operations	15,690	5,509
Cash and cash equivalents, beginning of period—discontinued operations	—	—

Cash and cash equivalents, beginning of period	15,690	5,509
Cash and cash equivalents, end of period	$17,324	$108,417
Less: cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$17,324	$108,417

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”), designs, develops and manufactures high reliability engineered solutions, RF, sensors and measurement, power systems management technology, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. With its recent acquisition of C-MAC Aerospace Limited, during the quarter ended May 31, 2012, the Company has expanded its RF and microwave filters capabilities.

On March 22, 2012, API completed the acquisition, through its UK-based subsidiary API Technologies (UK) Limited (“API UK”), of the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”), for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), including the assumption of C-MAC’s loan facility (see Note 4a). C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. C-MAC generated revenues of approximately $36,960 for the year ended August 26, 2011.

On March 19, 2012 API completed the acquisition of substantially all of the assets of RTI Electronics (“RTI”) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments (see Note 4b). Based in Anaheim, California, RTI is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTI had revenues for the year ended December 31, 2011 of approximately $5,300 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

On November 29, 2011, the Company entered into an asset purchase agreement (the “CMT Asset Purchase Agreement”) with Commercial Microwave Technology, Inc. (“CMT”), a California corporation, and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which API Sub purchased substantially all of the assets of CMT. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200, subject to certain adjustments (see Note 4c).

On June 1, 2011, the Company completed the acquisition of Spectrum Control Inc. (“the Spectrum Merger”) provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by the Company, Spectrum Control, Inc. (“Spectrum”), and Erie Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the terms and conditions of the Spectrum Agreement, Merger Sub was merged with and into Spectrum. Upon effectiveness of the Spectrum Merger, each outstanding share of common stock of Spectrum, other than shares owned by Spectrum or their subsidiaries, was converted into the right to receive twenty dollars in cash, without interest. Also upon the effectiveness of the Spectrum Merger, each outstanding option to purchase shares of common stock of Spectrum was accelerated so that it became fully vested and received in cash the product of the excess, if any, of twenty dollars less the exercise price per option multiplied times the number of shares of Spectrum common stock issuable upon exercise of such option. The total purchase price was approximately $273,264 (see Note 4d).

On January 9, 2011, API entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Vintage Albany Acquisition, LLC, a Delaware limited liability company (“Vintage”), and API Merger Sub, Inc., a New York corporation (“Sub”), pursuant to which the Company acquired SenDEC Corp., a New York corporation (“SenDEC”) (the “SenDEC Merger”). SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage (see Note 4e).

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of May 31, 2012 and the results of its operations and cash flows for the six month period ended May 31, 2012. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the six-month transition period ended November 30, 2011 included in the Company’s Form 10-K filed with the SEC on February 9, 2012.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the following methods over the following periods:

Straight line basis
Buildings and leasehold improvements	5-40 years
Computer equipment	3-5 years
Furniture and fixtures	5-8 years
Machinery and equipment	5-10 years
Vehicles	3 years

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $2,681 at May 31, 2012 compared to $3,216 at November 30, 2011. The decrease is attributed to the sale of land and building in January, 2012 from the Spectrum acquisition previously held for sale as a result of initiatives to consolidate operational activities.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations relating to API Nanofabrication and Research Corporation (“NanoOpto”) for prior periods are reported as discontinued operations and not included in the continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level. Effective September 1, 2011, the Company changed its annual impairment test for goodwill from May 31st to September 1st. This change was made in connection with the change in the Company’s fiscal year-end from May 31 to November 30.

The Company has two reporting units: (i) Systems & Subsystems and (ii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of RTI in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, the acquisition of SenDEC in January 2011, the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems & Subsystems reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2011. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the transition period ending November 30, 2011.

As at May 31, 2012, given lower than projected revenues and the Company’s current outlook for the EMS portion of the Systems & Subsystems segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company has performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing this report, the Company determined that an impairment of goodwill is probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the third quarter of fiscal 2012, the Company will complete its impairment analysis for the second step and determine if any adjustment to the estimated write-down of goodwill will be required.

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments of convertible debt or equity instruments, and measurement of their fair value for accounting purposes. The Company’s embedded derivative instruments such as put and call features, make whole provisions and default interest and dividend rates in the convertible note and convertible preferred stock are measured at fair value using the discounted cash flows model by taking the present value of probability weighted cash flow scenarios. Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as Other income or expense.

Debt Issuance Costs and Long-term Debt Discounts

Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the life of the debt using the effective interest method. These payments are shown as a financing activity on the consolidated statement of cash flows and are shown as Other non-current assets in the consolidated balance sheets.

In accordance with accounting standards the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants was being amortized over the term of the underlying debt using the effective interest method and was written off when the related debt was extinguished.

The Company may record debt and equity discounts in connection with raising funds through the issuance of convertible notes or equity instruments. These discounts may arise from (i) the receipt of proceeds less than the face value of the convertible notes or equity instruments, (ii) beneficial conversion features and/or (iii) recording derivative liabilities related to embedded features. These costs are amortized over the life of the debt to interest expense utilizing the effective interest method. If a conversion of the underlying debt occurs, a proportionate share of the unamortized discount is immediately expensed.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) account for approximately 46%, 3% and 8% of the Company’s revenues for the six months ended May 31, 2012 (70%, 6% and 8% for the six months ended May 31, 2011), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 16).

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

4. ACQUISITIONS

a) C-MAC

On March 22, 2012, the Company completed the acquisition, through its UK-based subsidiary API UK, of the entire issued share capital of C-MAC, for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), consisting of i) the payment at closing of £19,250 pounds sterling (approximately $30,300 USD) and ii) the assumption of C-MAC’s term loan facility of £1,700 pounds sterling (approximately $2,700 USD) (see Note 11c). C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that its low-cost manufacturing capabilities and established sales channels will provide additional revenue opportunities and improved profitability for C-MAC products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $662 as of May 31, 2012. These expenses have been accounted for as operating expenses. The results of operations of C-MAC have been included in the Company’s results of operations beginning on March 22, 2012.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash	$3,045
Accounts receivable and other current assets	6,182
Inventory	9,635
Fixed assets	4,438
Customer related intangibles	8,299
Goodwill	10,227
Current liabilities	(4,614)
Long-term liabilities	(3,985)

Fair value of net assets acquired	$33,227

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The fair value of C-MAC exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be non-deductible for tax purposes.

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

Revenues and net income of C-MAC for the period from the acquisition of March 22, 2012 to May 31, 2012 were approximately $8,209 and $728, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$155
Buildings and leasehold improvements	421
Computer equipment	280
Furniture and fixtures	70
Machinery and equipment	3,504
Vehicles	8

Total fixed assets acquired	$4,438

b) RTI

On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTI for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. Based in Anaheim, California, RTI is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTI had revenues for the year ended December 31, 2011 of approximately $5,300 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets. The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that its low-cost manufacturing capabilities and established sales channels will provide additional revenue opportunities and improved profitability for RTI products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal, travel and relocation costs, reorganization charges and professional fees in connection with the acquisition of approximately $492 as of May 31, 2012. These expenses have been accounted for as operating expenses. The results of operations of RTI have been included in the Company’s results of operations beginning on March 19, 2012.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Inventory	$275
Fixed assets	82
Goodwill	2,177
Current liabilities	(225)
Deferred revenue	(14)

Fair value of net assets acquired	$2,295

The fair value of RTI exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be deductible for tax purposes.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The fair value of the assets acquired and liabilities assumed remain subject to completion. The purchase accounting is preliminary subject to the completion of the fair value assessment of the acquired intangible assets. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income of RTI for the period from March 19, 2012 to May 31, 2012 were approximately $1,083 and $162, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

c) Commercial Microwave Technology

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $102 as of November 30, 2011, and an additional $77 as of May 31, 2012. These expenses have been accounted for during the respective periods as operating expenses. The results of operations of CMT have been included in the Company’s results of operations beginning on December 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Accounts receivable and other current assets	$2,007
Inventory	941
Fixed assets	371
Goodwill	1,893
Intangible assets	4,545
Current liabilities	(545)
Deferred revenue	(1,012)

Fair value of net assets acquired	$8,200

The fair value of CMT exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be deductible for tax purposes.

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

Revenues and net income of CMT for the six months ended May 31, 2012 were approximately $4,264 and $711, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

d) Spectrum Control

On June 1, 2011, the Company completed the acquisition of Spectrum provided for in the Spectrum Agreement, entered into on March 28, 2011 by the Company, Spectrum and Merger Sub. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. The acquisition significantly expands the Company’s Systems & Subsystems segment to include RF, microwave, power systems and sensors product offerings and capabilities. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for Spectrum products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $4,865. These expenses have been accounted for as operating expenses, primarily as of May 31, 2011. Also in connection with this acquisition, the Company incurred approximately $7,210 of deferred financing costs (recorded in Other non-current assets on the consolidated balance sheet) and $4,250 of discounts related to the term loans (see Note 13a) that are being amortized to interest expense using the effective interest method. The results of operations of Spectrum have been included in the Company’s results of operations beginning on June 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash, net	$7,141
Accounts receivable and other current assets	31,338
Inventory	34,813
Fixed assets	33,245
Customer related intangibles	18,801
Marketing related intangibles	4,372
Technology related intangibles	18,395
Goodwill	161,158
Current liabilities	(19,495)
Deferred revenue	(200)
Long-term liabilities	(16,304)

Fair value of net assets acquired	$273,264

The fair value of Spectrum exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be non-deductible for tax purposes. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of three to ten years.

Revenues and net income of Spectrum for the six months ended May 31, 2012 were approximately $73,538 and $8,017, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$1,823
Buildings and leasehold improvements	17,258
Computer equipment	2,345
Furniture and fixtures	1,109
Machinery and equipment	10,659
Vehicles	51

Total fixed assets acquired	$33,245

e) SenDEC Corp.

On January 9, 2011, API entered into the Merger Agreement with Vintage and Sub, pursuant to which the Company acquired SenDEC. SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 shares of API common stock to Vintage. The acquisition significantly expands the Company’s Systems & Subsystems segment to include Electronics Manufacturing Services (EMS), such as New Product Introductions (NPI) and prototypes, turnkey manufacturing and Printed Circuit Board (PCB) assembly. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for SenDEC products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the obligation to pay former SenDEC shareholders up to $14,000 in earnout payments, payable in three installments through July 31, 2013, based on achievement of certain financial milestones. The fair value of this obligation was initially estimated to be $2,200 and was previously recorded in Accounts payable and accrued expenses. During the quarter ended May 31, 2012, given lower than projected revenues and the Company’s current outlook for the EMS portion of the Systems & Subsystems segment, the Company has reduced the fair value of this obligation to $nil. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11,000, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. As of May 31, 2012 no amount has been recorded related to this bonus plan.

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

The fair value of shares issued to Vintage, options issued to SenDEC management and the earn-out payments exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be non-deductible for tax purposes. Customer and marketing related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over an estimated life of 4 years.

Revenues and net loss of SenDEC for the six months ending May 31, 2012 were approximately $17,284 and $(2,279), respectively. Revenues and net income from the acquisition date, January 21, 2011, to May 31, 2011 were approximately $19,286 and $28, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Buildings and leasehold improvements	$515
Computer equipment	200
Furniture and fixtures	105
Machinery and equipment	4,569

Total fixed assets acquired	$5,389

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC and RTI acquisitions described above had occurred at the beginning of the three and six month periods ended May 31, 2012 and that the C-MAC, RTI, CMT, Spectrum and SenDEC acquisitions described above had occurred at the beginning of the three and six month periods ended May 31, 2011.

	XX,XXX	XX,XXX	XX,XXX	XX,XXX
	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
Revenues	$79,853	$83,159	$161,535	$167,487
Net loss from continuing operations	$(110,218)	$(23,074)	$(108,984)	$(28,786)
Net loss	$(110,218)	$(23,092)	$(108,984)	$(28,822)
Net loss from continuing operations per share – basic and diluted	$(1.99)	$(0.50)	$(1.97)	$(0.62)
Net loss per share – basic and diluted	$(1.99)	$(0.50)	$(1.97)	$(0.63)

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

6. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	XX,XXX	XX,XXX	XX,XXX	XX,XXX	XX,XXX	XX,XXX
	May 31, 2012			November 30, 2011
	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2011 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$2,681	$2,681	$—	$3,216	$3,216	$—
Derivative liabilities - Preferred Stock (Note 12)	(267)	(267)	—	—	—	—

Total	$2,414	$2,414	$—	$3,216	$3,216	$—

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The following is a summary of activity for the six months ended May 31, 2012 and six month transition period ended November 30, 2011 for assets measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, May 31, 2011	$150	$—
Add: Classified as assets held for sale	3,066	—

Balance, November 30, 2011	$3,216	$—
Less: Fixed assets sold	(535)	—
Add: Embedded features of convertible notes and preferred stock	—	(855)
Less: Embedded features of convertible notes upon conversion to preferred stock	—	588

Balance, May 31, 2012	$2,681	$(267)

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets. The Series A Preferred Stock (Note 12) also contain an embedded feature for a default dividend rate. The Company determined the fair value of the derivative liabilities related to the preferred stock by using the present value of probability weighted cash flow scenarios.

7. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	May 31, 2012	November 30, 2011
Raw materials	$32,565	$35,872
Work in progress	29,809	28,955
Finished goods	8,505	7,190

Total	$70,879	$72,017

Inventories are presented net of valuation allowances.

8. GOODWILL AND INTANGIBLE ASSETS

The goodwill in the consolidated financial statements relates to the acquisition of RTI in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, the acquisition of SenDEC in January 2011, the acquisition of the assets of the KGC Companies in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems & Subsystems reporting unit.

As at May 31, 2012, given lower than projected revenues and the Company’s current outlook for the EMS portion of the Systems & Subsystems segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company has performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing this report, the Company determined that an impairment of goodwill is probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the third quarter of fiscal 2012, the Company will complete its impairment analysis for the second step and determine if any adjustment to the estimated write-down of goodwill will be required.

The goodwill impairment was determined by estimating the excess of the fair value of the Systems & Subsystems segment over the fair value of the net assets of the segment and comparing that amount to the carrying value of the goodwill. The Systems & Subsystems segment is not publicly traded on its own, and therefore the unit’s fair value was estimated. The value was estimated using an income approach based on an analysis of discounted forecasted cash flows.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Changes in the carrying amount of Goodwill were as follows:

(in thousands)
Balance, November 30, 2011	$253,170
Goodwill from C-MAC business acquisition (note 4a)	10,227
Goodwill from RTI asset acquisition (note 4b)	2,177
Goodwill from CMT asset acquisition (note 4c)	(500)
Goodwill from Spectrum business acquisition (note 4d)	958
Goodwill from SenDEC business acquisition (note 4e)	133
Goodwill impairment	(87,000)

Balance, May 31, 2012	$179,165

Changes in the carrying amount of Intangible assets were as follows:

(in thousands)
Balance, November 30, 2011	$50,001
Intangible assets from C-MAC business acquisition (note 4a)	8,299
Intangible assets from CMT asset acquisition (note 4c)	500
Computer software purchased	832
Less: Amortization	(4,696)

Balance, May 31, 2012	$54,936

9. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 11a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of May 31, 2012.

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $389 (250 GBP), which renews in July 2012. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of May 31, 2012.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	May 31, 2012	November 30, 2011
Trade accounts payable	$21,951	$33,460
Accrued expenses	8,974	6,940
Wage and vacation accrual	6,015	5,602

Total	$36,940	$46,002

11. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	(in thousands)
	May 31, 2012	November 30, 2011
Term loans, due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a)	$184,225	$169,075
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,447	1,509
Lockman loan – C-MAC acquisition (c)	2,648	—

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	(in thousands)
	May 31, 2012	November 30, 2011
Note payable – RTI acquisition (d)	733	—
Capital leases payable	369	430

	$189,422	$171,014
Less: Current portion of long-term debt	(2,466)	(1,917)
Discount on term loans	(3,408)	(3,830)

Long-term portion	$183,548	$165,267

a)	In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto. The Credit Agreement provided for a secured term loan in the principal amount of $200,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. A portion of the proceeds from the secured term loan was used to repay the line of credit facility from RBC Bank, which was then terminated. On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which amends and restates the Credit Agreement (as amended, the “Credit Agreement”) in its entirety and provides for a secured term loan facility in the principal amount of $170,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. The borrowings under the senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

On March 22, 2012, in connection with the acquisition of C-MAC, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which further amends the Credit Agreement.

Pursuant to the Second Amendment, an aggregate principal amount of $16,000 in new term loans (the “New Term Loans”) were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC.

At the Company’s option, the New Term Loans accrue interest at a per annum rate based on either (i) the base rate plus a margin equal to 6.25% or (ii) the LIBOR rate plus a margin equal to 7.25%. The “base rate” means the highest of (i) the administrative agent’s prime lending rate; (ii) the federal funds rate plus a margin equal to 0.50%; (iii) the one month LIBOR rate plus a margin equal to 1.00%; and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. As of the effective date of the Second Amendment, the outstanding principal amount of all term loans incurred pursuant to the Credit Agreement before March 22, 2012 bear interest at the interest rate applicable to the New Term Loans.

The New Term Loans are otherwise subject to the same terms and conditions as, and are pari passu in right of payment with, all term loans previously incurred under the Credit Agreement.

In addition to the provision of the New Term Loans, the Second Amendment, among other things, (i) specifically permitted the Company and its subsidiaries to consummate the acquisition of CMAC; (ii) establishes an incremental term loan facility enabling the lenders to provide up to $30,000 in additional term loans to be used by the Company and its subsidiaries in connection with future permitted acquisitions; (iii) amends the provisions of the Credit Agreement governing whether the Company and its subsidiaries may make acquisitions; (iv) amends the financial covenants relating to consolidated total leverage and consolidated interest expense coverage; and (v) permitted the Company to enter into the Note Purchase Agreement (as defined below) and to issue the Notes. The Company paid customary closing and arrangement fees to the lenders in connection with the Second Amendment.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Revolving loans may be borrowed, repaid and reborrowed until June 1, 2014, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid. The term loans (including the New Term Loans) are to be repaid quarterly at the end of each of API’s fiscal quarters, with each quarterly installment equaling one quarter of 1% of the aggregate initial principal amount of the term loans, with the remaining balance to be paid on the maturity date of June 1, 2016. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with API’s receipt of net proceeds from certain issuances of indebtedness, sales of assets, casualty events, annual excess cash flow and capital contributions resulting from the exercise of its equity cure rights with respect to financial covenants.

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

The aggregate principal amount of term loans (including the $16,000 New Term Loans) outstanding under the Credit Agreement as amended was $184,225 as of May 31, 2012.

The Credit Agreement was previously amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, such amendment provides that the Company shall apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement.

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at May 31, 2012. The mortgage is secured by the subsidiary’s assets.

c)	A subsidiary of the Company in the United Kingdom entered into a 5 year term loan facility with Lockman Electronic Holdings Limited on December 16, 2011 (“Lockman Loan”), under which interest is charged at a margin of 5.0% over LIBOR. The margin increases by 0.5% each year on December 1 for the term of the agreement. The term loan is secured against a debenture over the subsidiary’s assets.

d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTI (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments.

12. PREFERRED STOCK

On March 22, 2012, following the acquisition of C-MAC, the Company entered into a Note Purchase Agreement by and among the Company and the purchaser referred to therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Company sold an aggregate initial principal amount of $26,000 of convertible subordinated notes (the “Note”) to a single purchaser in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received aggregate gross proceeds of $16,000 from the private placement, all of which will be used for working capital purposes. The purchaser of the Note is an affiliate of Senator Investment Group LP. At the time of the issuance of the Note, such affiliate also was the beneficial owner of approximately 10.7% of our outstanding common stock, without giving effect to the transactions contemplated by the Note Purchase Agreement.

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The purchaser has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially and currently $1,000 per share) of the Series A Preferred Stock into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of the date of this Report, is convertible into approximately 4,333,333 shares of common stock.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

On March 22, 2012, certain stockholders of the Company took action by written consent (the “Written Consent”), as permitted pursuant to the Company’s bylaws and Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to amend the Charter to (i) increase the number of shares of common stock, par value $0.001 per share, issuable by the Company to 250,000,000 shares from 100,000,000 shares; and (ii) authorize the issuance by the Company’s Board of Directors, from time to time, of up to 10,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), in one or more series. The Written Consent also approved the issuance of shares of API common stock in connection with the conversion of the Note and Series A Preferred Stock as contemplated by the Note Purchase Agreement for all purposes, including pursuant to the rules and regulations of The NASDAQ Stock Market.

On March 22, 2012, subject to the effectiveness of the amendments to the Charter described above, the Company’s Board of Directors also authorized the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” (which we refer to herein as Series A Preferred Stock) pursuant to a Certificate of Designation (the “Certificate of Designation”).

The Company received aggregate gross proceeds of $16,000 from the issuance of the Note. The Company recorded a debt discount of $10,000 representing the difference between the principal amount of the Note and the proceeds received. The Note contained embedded features for a default interest rate and make whole provisions. Accordingly, the Company evaluated these embedded features and recorded an additional debt discount in the amount of $588. The Company also recorded $2,272 of additional discount resulting from the beneficial conversion feature of the Notes. The total debt discount was amortized over the contracted life of the Notes using the effective interest method. Up to the date of conversion this resulted in interest expense of $218.

On May 16, 2012, the Company filed the amendments to the Charter and the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they became effective. Pursuant to the Certificate of Designation, the Company is authorized to issue 1,000,000 shares of Series A Preferred Stock. As described above, the Note converted into 26,000 shares of Series A Preferred Stock.

Upon conversion of the Note, the remaining unamortized discount of $12,644 was recorded as interest expense and the $26,000 face value of the Note was recorded as Series A Preferred Stock.

The Series A Preferred Stock will rank, with respect to dividend rights, redemption rights and rights upon liquidation, dissolution or wind-up (i) senior to the common stock and each other class of capital stock or series of Preferred Stock established by the Board of Directors, the terms of which expressly provide that such class or series ranks junior to the Series A Preferred Stock; (ii) junior to all capital stock or series of Preferred Stock established by the Board, the terms of which expressly provide that such class or series will rank senior to the Series A Preferred Stock; and (iii) on parity with all other classes of capital stock or series of Preferred Stock established by the Board of Directors, the terms of which expressly provide that such class or series will rank on parity with the Series A Preferred Stock.

The holders of Series A Preferred Stock will be entitled to vote on all matters voted on by holders of the common stock, voting together as a single class with the other shares entitled to vote. The holders of Series A Preferred Stock will have the right to cast the number of votes equal to the total number of votes which could be cast in such vote by a holder of the number of shares of common stock into which the shares of Series A Preferred Stock could be converted.

Commencing on March 22, 2013, holders of Series A Preferred Stock are entitled to receive cumulative dividends on the Liquidation Preference (initially $1,000 per share), computed on the basis of a 360-day year of twelve 30-day months at a rate equal to 6% per annum, compounded quarterly on the last day of each March, June, September and December. Accrued and unpaid dividends also will be paid on the date of any redemption or on any liquidation, dissolution or winding-up of the Company. Dividends will be paid in kind each quarter, by adding the amount of the accrued and unpaid dividend to the Liquidation Preference amount of each share of Series A Preferred Stock (the “Accreted Dividend Amount”). The Accreted Dividend Amount will constitute part of the Liquidation Preference of each share of Series A Preferred Stock as of each applicable quarterly dividend payment date and dividends will begin to accrue on each Accreted Dividend Amount beginning on the date on which such amount is added to the Liquidation Preference amount of each share of Series A Preferred Stock. However, all dividends due and payable on the date that the Liquidation Preference of a share of Series A Preferred Stock becomes due and payable will be payable in cash on such date. Upon an Early Redemption Event, dividends shall accrue while such event is continuing at the rate equal to the rate for the most recently issued actively traded ten year U.S. Treasury security, plus 10.0%. An “Early Redemption Event” means if (a) the Company (i) defaults in its obligation to pay the amounts in connection with a redemption of the Series A Preferred Stock and such default continues unremedied for three business days; (ii) breaches in material respect any of its representations or warranties contained in the Note Purchase Agreement, the Note or other document delivered in connection therewith; (iii) breaches certain covenants under the Note Purchase Agreement or other document delivered in connection therewith (subject to applicable grace periods); (iv) defaults (A) in any payment of any indebtedness

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

in excess of $5,500 or (B) defaults in the observance of any condition or agreement in respect of any such indebtedness, and as a consequence of such default, such indebtedness becomes due and payable prior to its stated maturity; (v) commences certain bankruptcy or similar proceedings or has a bankruptcy or similar proceeding commenced against it that is not dismissed within the applicable grace period; or (b) a material provision of the Note Purchase Agreement, the Note or other agreement delivered in connection therewith ceases to be effective.

The Series A Preferred Stock will be convertible at any time at the discretion of the holders into that number of shares of common stock equal to the Liquidation Preference being converted (plus any accrued dividends that have not yet been accreted to the Liquidation Preference), divided by the initial conversion price of $6.00 per share, which initial conversion price is subject to adjustments as described below. In addition, upon a Change of Control (as defined in the Note Purchase Agreement), the sale of all or substantially all of the assets of the Company or the occurrence of certain dilution events described below (a “Mandatory Redemption Event”), then the holders of Series A Preferred Stock will have the right to receive upon conversion, in lieu of the common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable upon such Mandatory Redemption Event had the shares of Series A Preferred Stock been converted into common stock immediately prior to such Mandatory Redemption Event.

13. SHAREHOLDERS’ EQUITY

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

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage (see Note 4e).

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of May 31, 2012, API is obligated to issue a remaining approximately 603,469 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 562,200 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 1,340,477 options and RSUs during the six months ended May 31, 2012 (Note 14). The option grants were valued using the Black-Scholes option-pricing model.

14. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and further amended the plan on June 3, 2011 to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,251,919 shares are available for issuance pursuant to options, RSUs, or stock as of May 31, 2012. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2012, there was $2,927 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2012 to 2016.

During the six months ended May 31, 2012 and 2011, $1,493 and $2,727, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	May 31, 2012	May 31, 2011
Expected volatility	89.5%	97.4%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	0.91%	1.93%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2011	2,285,999	$5.74
Less forfeited	(178,858)	$5.64
Exercised	(332,550)	$5.53
Issued	145,000	$6.86

Stock Options outstanding—November 30, 2011	1,919,591	$5.72
Less forfeited	(126,292)	$5.53
Exercised	—	$—
Issued	1,025,000	$3.51

Stock Options outstanding—May 31, 2012	2,818,299	$5.02

Stock Options exercisable—May 31, 2012	1,474,216	$5.86

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Restricted stock unit activity under the 2006 Equity Compensation Plan, for the six month period ended May 31, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	51,000	$6.43

RSUs outstanding—November 30, 2011	51,000	$6.43
Issued	315,477	$3.61
Exercised—Stock issued	(218,477)	$3.56

RSUs outstanding—May 31, 2012	148,000	$4.43

RSUs exercisable—May 31, 2012	9,000	$5.56

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at May 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	1,168,002	$3.07	9.70	$471	8,999	$0.00	$29
$3.56 – $ 4.99	38,834	$3.56	8.40	$—	8,167	$3.56	$—
$5.00 – $ 6.99	1,739,877	$5.87	6.45	$—	1,449,878	$5.81	$—
$7.00 – $ 20.00	19,587	$11.78	5.49	$—	16,172	$12.41	$—

	2,966,300		7.75	$471	1,483,216		$29

The intrinsic value is calculated as the excess of the market value as of May 31, 2012 over the exercise price of the shares. The market value as of May 31, 2012 was $3.18 as reported by the NASDAQ Stock Market.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended May 31:

	(in thousands)
	2012	2011
Supplemental Cash Flow Information
Cash paid for income taxes	$74	$—
Cash paid for interest	$7,202	$624

16. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
Weighted average shares-basic	55,329,607	46,242,492	55,261,526	32,505,996
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	55,329,607	46,242,492	55,261,526	32,505,996

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Basic EPS and diluted EPS for the three and six months ended May 31, 2012 and 2011 have been computed by dividing the net income by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement. For the three and six months ended May 31, 2012 and 2011, all outstanding options and RSUs (aggregating 2,837,675 and 2,285,999 incremental shares as of May 31, 2012 and May 31, 2011, respectively), warrants (for 955,362 shares of common stock as of May 31, 2012 and May 31, 2011), and shares of Series A Preferred Stock (representing 4,333,333 shares of common stock as of May 31, 2012), have been excluded from the computation of diluted EPS as they are anti-dilutive due to losses generated in 2012 and 2011.

17. COMMITMENTS

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

18. INCOME TAXES

For the three and six month periods ended May 31, 2012 , the Company’s effective income tax rates were 2.4% and 2.9%, respectively, and 15.5% and 9.7% for the three and six month periods ended May 31, 2011, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. The difference between the effective tax rate and U.S. statutory tax as of May 31, 2012 is primarily due to the goodwill impairment and amortization and write-off of debt discounts related to the convertible debt, which are not-deductible for income tax purposes.

As of May 31, 2012, the Company’s unrecognized tax benefits of $33 (which relate to certain state income tax matters) would affect the Company’s effective tax rate if recognized. The Company released certain previously recorded unrecognized benefits as new information effectively settled the tax position.

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

19. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

In May 2012, the Company announced the restructuring of its Electronics Manufacturing Service Lines (“EMS restructuring”) within its Systems & Subsystems business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The Company anticipates the EMS restructuring will be substantially completed by the end of fiscal 2012. As of May 31, 2012, the Company reduced its EMS workforce by approximately 10%, which represents approximately 2% of its global workforce.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The Company estimates that approximately $177 relates to cash outlays, primarily due to employee separation expense. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$177
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	1,925

Accumulated restructuring charges at May 31, 2012	10,368
Cash payments	—
Non-cash charges	10,191

Balance, May 31, 2012	$177

The remaining balance at May 31, 2012 is included in accounts payable and accrued liabilities.

In 2010, the Company started a restructuring plan (“2010 Restructuring Plan”). During the six months ended May 31, 2012 restructuring expenses with respect to the 2010 Restructuring Plan included charges of approximately i) $942 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A., and consolidating certain parts of its operations in its leased facility in Windber, P.A and ii) $542 related to workforce reductions and other expenses related to consolidating certain parts of its C-MAC operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of May 31, 2012.

As of May 31, 2012 and November 30, 2011, the following table represents the details of restructuring charges with respect to the 2010 Restructuring Plan:

Workforce Reduction Cost (in thousands)
Balance, May 31, 2011	$460
Restructuring charges	2,304

Accumulated restructuring charges at May 31, 2011	2,764
Cash payments	(1,984)
Non-cash charges	—

Balance, November 30, 2011	$780
Restructuring charges	1,774

Accumulated restructuring charges at May 31, 2012	2,554
Cash payments	1,746
Non-cash charges	—

Balance, May 31, 2012	$808

The remaining balance at May 31, 2012 is included in accounts payable and accrued liabilities.

20. SEGMENT INFORMATION

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

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

The authoritative accounting guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in two principal business segments: Systems & Subsystems and Secure Systems & Information Assurance. Inter-segment sales are presented at their market value for disclosure purposes.

Six months ended May 31, 2012 (in thousands)	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$135,142	$14,481	$—	$—	$149,623

Total revenue	135,142	14,481		—	149,623

Operating income before expenses below:	20,260	3,314	—	—	23,574
Corporate—head office expenses	—	—	4,575	—	4,575
Corporate—acquisition related charges	454	—	2,215	—	2,669
Restructuring	11,977	58	107	—	12,142
Depreciation and amortization	8,829	181	86	—	9,096
Goodwill impairment	87,000	—	—	—	87,000
Other expense	387	69	19,577	—	20,033
Income tax expense (recovery)	(147)	425	(3,485)	—	(3,207)

Net income (loss)	$(88,240)	$2,581	$(23,075)	$—	$(108,734)

Segment assets—as at May 31, 2012	$413,301	$15,579	$11,595	$—	$440,475
Goodwill included in assets—as at May 31, 2012	$179,165	$—	$—	$—	$179,165
Purchase of fixed assets, to May 31, 2012	$382	$5	$—	$—	$387

Six months ended May 31, 2011 (in thousands)	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$42,420	$10,836	$—	$—	$53,256

Total revenue	42,420	10,836	—	—	53,256

Operating income (loss) before expenses below:	(5,372)	(97)	—	—	(5,469)
Corporate—head office expenses	—	—	4,471	—	4,471
Corporate—acquisition related charges	—	—	12,798	—	12,798
Depreciation and amortization	1,881	213	23	—	2,117
Other (income) expenses	67	58	2,888	—	3,013
Income tax expense	(2,691)	—	—	—	(2,691)

Net income (loss) from continuing operations	(4,629)	(368)	(20,180)	—	(25,177)
Loss from discontinued operations, net of tax	(36)	—	—	—	(36)

Net income (loss)	$(4,665)	$(368)	$(20,180)	$—	$(25,213)

Segment assets—as at November 30, 2011	$158,260	$11,083	$103,828	$—	$273,172
Goodwill included in assets—as at November 30, 2011	$90,301	$—	$—	$—	$90,301
Purchase of fixed assets, to May 31, 2011	$470	$528	$—	$—	$998

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

Three months ended May 31, 2012 (in thousands)	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$70,862	$8,044	$—	$—	$78,906

Total revenue	70,862	8,044		—	78,906

Operating income before expenses below:	11,415	522	—	—	11,937
Corporate—head office expenses	—	—	2,327	—	2,327
Corporate—acquisition related charges	454	—	1,924	—	2,378
Restructuring	11,369	56	73	—	11,498
Depreciation and amortization	4,760	90	50	—	4,900
Goodwill impairment	87,000	—	—	—	87,000
Other expense	311	43	15,688	—	16,042
Income tax expense (recovery)	(290)	425	(2,836)	—	(2,701)

Net income (loss)	$(92,189)	$(92)	$(17,226)	$—	$(109,507)

Purchase of fixed assets, to May 31, 2012	$127	$—	$—	$—	$127

Three months ended May 31, 2011 (in thousands)	Systems & Subsystems	Secure Systems & Information Assurance	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$22,247	$6,455	$—	$—	$28,702

Total revenue	22,247	6,455	—	—	28,702

Operating income (loss) before expenses below:	(6,462)	367	—	—	(6,095)
Corporate—head office expenses	—	—	3,398	—	3,398
Corporate—acquisition related charges	—	—	6,719	—	6,719
Depreciation and amortization	1,298	85	11	—	1,394
Other (income) expenses	64	20	(351)	—	(267)
Income tax expense	(2,691)	—	—	—	(2,691)

Net income (loss) from continuing operations	(5,133)	262	(9,777)	—	(14,648)
Loss from discontinued operations, net of tax	(18)	—	—	—	(18)

Net income (loss)	$(5,151)	$262	$(9,777)	$—	$(14,666)

Purchase of fixed assets, to May 31, 2011	$157	$511	$—	$—	$668

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 10, 2012, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview of API Technologies Corp.

General

We design, develop and manufacture electronic systems, subsystems, RF and secure solutions for technically demanding defense, aerospace and commercial applications. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico. Our defense customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise. Our commercial customers, who represent the commercial, aerospace, space, industrial, and medical communities, leverage our products, engineering, and manufacturing capabilities to address high-reliability requirements.

Operating through two segments, Systems & Subsystems, and Secure Systems & Information Assurance, we are positioned as a total engineered solution provider to various world governments, as well as military, defense, aerospace and homeland security contractors. We provide a wide range of electronic manufacturing services (EMS) from prototyping to high volume production, with specialization in high speed surface mount circuit card assembly for military and commercial organizations. Our manufacturing and design products include secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

On March 22, 2012, our Board approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to (i) increase the number of our shares of common stock from 100,000,000 to 250,000,000 shares, and (ii) authorize the issuance by the Company’s Board of Directors of up to 10,000,000 shares of Preferred Stock, in one or more series. On March 22, 2012, subject to the effectiveness of such amendment to the Charter, our Board of Directors also authorized the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” (which we also refer to as Series A Preferred Stock) pursuant to a Certificate of Designation (“Certificate of Designation”). Pursuant to the Certificate of Designation, we are authorized to issue 1,000,000 shares of Series A Preferred Stock. Shareholders owning a majority of our common stock on March 22, 2012 approved such actions by a written consent and on May 16, 2012 we filed the amendments to the Charter and the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they became effective.

On March 22, 2012, we, through our subsidiary API Technologies (UK) Limited (“API UK”), acquired the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”) for a total purchase price of £21.0 million (approximately $33.0 million), including the assumption of C-MAC’s loan facility. C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors.

After closing the purchase of C-MAC, we raised $16.0 million of capital in a private placement through the form of a $26.0 million convertible subordinated note (the “Note”), which following the effectiveness of the amendment to the Charter and the Certificate of Designation (as defined below), converted into 26,000 shares of Series A Preferred Stock of API.

On March 19, 2012 we completed the acquisition of substantially all of the assets of RTI Electronics (“RTI”) for a total purchase price of approximately $2.3 million, with $1.5 million payable in cash at closing and the remainder pursuant to a Promissory Note of approximately $0.8 million payable in 24 equal monthly installments. Based in Anaheim, California, RTI is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTI had revenues in the year ended December 31, 2011 of approximately $5.3 million from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

On November 29, 2011, we purchased substantially all of the assets and assumed certain liabilities of Commercial Microwave Technology, Inc. (“CMT”), a California corporation. CMT designs and manufactures Radio Frequency and Microwave Filters, Multiplexers, and related products for use in space and commercial applications. We purchased the assets of CMT for $8.2 million, subject to certain adjustments.

On June 1, 2011, API completed the acquisition of Spectrum Control, Inc. (“Spectrum”) through the merger of Erie Merger Corp., a wholly owned subsidiary of API, with and into Spectrum. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the merger, each share of common stock of Spectrum was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $273.3 million, including the value of stock options cashed-out as a result of the merger. The Spectrum acquisition has significantly expanded our Systems & Subsystems revenues, including approximately $73.5 million to net revenues for the six months ended May 31, 2012. In addition, we added Spectrum’s manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; Philadelphia, Pennsylvania; Grass Valley, California; Marlborough, Massachusetts; Hudson, New Hampshire; Auburn, New York; Wesson, Mississippi; Juarez, Mexico; and Guang Dong Province, China.

Also on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200.0 million and a $15.0 million secured revolving credit facility. On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Morgan Stanley and the lenders a party thereto from time to time, to provide for a secured term loan facility in the principal amount of $170.0 million and a $15.0 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5.0 million. The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that we will apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement. On March 22, 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Credit Agreement. Pursuant to the terms of the Second Amendment, an aggregate principal amount of $16.0 million in new term loans (the “New Term Loans”) were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. See “Liquidity and Capital Resources” below for a further description of the Second Amendment.

On June 27, 2011 we completed a private placement of approximately $31.0 million of common stock at a price of $6.50 per share.

Commencing in 2010, we began cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the six months ended May 31, 2012, we also consolidated certain parts of our C-MAC operations. These changes have resulted in an anticipated reduction of approximately $26.0 million in annual costs.

On May 31, 2012, we approved a restructuring plan (the “EMS restructuring”) for our EMS lines within our Systems & Subsystems business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. It is anticipated that the EMS restructuring will be substantially completed by the end of fiscal 2012.

As at May 31, 2012, given lower than projected revenues and our current outlook for the EMS portion of the Systems & Subsystems segment, we determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. We have performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing this report, we determined that an impairment of goodwill is probable, determined a reasonable estimate and therefore recorded a write-down of $87.0 million. During the third quarter of fiscal 2012, we will complete our impairment analysis for the second step and determine if any adjustment to the estimated write-down of goodwill will be required.

Operating Revenues

We derive operating revenues from our two principal business segments: Systems & Subsystems, and Secure Systems & Information Assurance. The acquisitions of C-MAC on March 22, 2012, Spectrum on June 1, 2011, SenDEC on January 21, 2011 and the asset acquisitions of RTI on March 19, 2012, CMT on November 29, 2011 and the KGC Companies on January 20, 2010 significantly expanded our Systems & Subsystems revenues. The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems& Subsystems Revenue includes high-performance RF, microwave, millimeterwave solutions, custom hybrids and high speed surface mount circuit card assemblies used in high-reliability defense, space and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical and telecommunications products. The main demand today for our Systems & Subsystems products come from various world governments, including militaries, defense organizations, aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

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

Cost of Revenue

We conduct all of our design and manufacturing efforts in the United States, Canada, United Kingdom, Mexico and China. Cost of goods sold primarily consists of costs that were incurred to design, manufacturer, test and ship the products. These costs include raw materials, including freight, direct labor, subcontractor services, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at May 31, 2012 was approximately $151.2 million compared to $142.5 million at November 30, 2011. The increase primarily relates to $32.0 million of additional backlog from the C-MAC acquisition, partially offset by shipments made, and lower EMS bookings during the first six months of fiscal 2012.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended May 31, 2012 and May 31, 2011

The following discussion of results of operations is a comparison of our three months ended May 31, 2012 and 2011.

Operating Revenue

	(dollar amounts in thousands) Three months ended May 31,
	2012	2011	% Change
Revenues by segments:
Systems & Subsystems from continuing operations	$70,862	$22,248	218.5%
Secure Systems & Information Assurance from continuing operations	8,044	6,454	24.6%

	$78,906	$28,702	174.9%

We recorded a 174.9% increase in overall revenues for the three months ended May 31, 2012 over the same period in 2011. The increase is mainly attributed to the acquisitions of C-MAC on March 22, 2012, RTI on March 19, 2012, Spectrum on June 1, 2011 and CMT on November 29, 2011, which together represented approximately $49 million of revenue for the Systems & Subsystems segment for the three months ended May 31, 2012. During the three months ended May 31, 2012, our Systems & Subsystems revenues also were positively impacted by higher throughput following the physical movement of manufacturing operations from one of our New York facilities into one of our Pennsylvania locations as part of our restructuring initiatives, partially offset by lower revenues at one of our EMS facilities in New York. The Secure Systems & Information Assurance results include additional revenue generated by our subsidiary in Canada from existing customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended May 31,
	2012	2011
Gross margin by segments:
Systems & Subsystems from continuing operations	11.5%	(0.6)%
Secure Systems & Information Assurance from continuing operations	28.1%	35.8%
Overall	13.2%	7.5%

Our combined gross margin for the three months ended May 31, 2012 increased by approximately 5.7 percentage points compared to the three months ended May 31, 2011. Gross margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the three months ended May 31, 2012 from 92.5% to 86.8% compared to the same period last year. The Systems & Subsystems segment cost of sales decreased 12.1% compared to the same period in 2011, mainly as a result of product mix from the acquisition of Spectrum and higher sales at one of our Pennsylvania locations following the physical movement of manufacturing operations from one of our New York facilities as part of our restructuring initiatives, which was partially offset by higher restructuring costs related to the EMS portion of the Systems & Subsystems segment. The Secure Systems & Information Assurance segment realized an increase in cost of sales mainly as a result of a product mix shift to customers with a slightly lower margin. Restructuring costs recorded in the three months ended May 31, 2012 were approximately $7.6 million compared to approximately $1.2 million in the comparable period of 2011.

On May 31, 2012, we approved the EMS restructuring plan for our EMS lines within our Systems & Subsystems business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from the Company’s combined EMS operations, contain costs, reduce the Company’s exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. It is anticipated that the EMS restructuring will be substantially completed by the end of fiscal 2012.

As part of the EMS restructuring, on May 31, 2012, we completed headcount reductions of approximately 40 positions, which is approximately 10% of our EMS workforce and 2% of our global workforce. The EMS restructuring resulted in pre-tax restructuring charges of approximately $10.4 million. This includes approximately $0.2 million in severance and related charges, $7.4 million in inventory write-downs, approximately $1.9 million in lease restructuring costs, and $0.9 million in impairment of fixed assets. We incurred approximately $0.2 million in cash expenditures under the EMS restructuring, which are primarily severance and severance related expenses, and does not anticipate any significant cash outlays related to the disposition of assets impaired under the EMS restructuring.

General and Administrative Expenses

General and administrative expenses decreased to approximately $6.4 million for the three months ended May 31, 2012 from $8.1 million for the three months ended May 31, 2011. The decrease is primarily a result of cost reductions following restructuring initiatives and lower stock based compensation, partially offset by higher amortization and the acquisitions of C-MAC in March 2012 and Spectrum in June 2011, which increased general and administrative expenses by approximately $0.9 million and $2.3 million, respectively, for the three months ended May 31, 2012. As a percentage of sales, general and administrative expenses were 8.1% for the three months ended May 31, 2012, compared to 28.1% for the three months ended May 31, 2011.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31,
	2012	% of sales	2011	% of sales
Depreciation and Amortization	$2,843	3.6%	$618	2.2%
Accounting and Administration	$1,380	1.7%	$1,492	5.2%
Stock based compensation	$562	0.7%	$2,139	7.5%
Professional Services	$871	1.1%	$1,256	4.4%

Selling Expenses

Selling expenses from continuing operations increased to approximately $4.1 million for the three months ended May 31, 2012 from approximately $2.3 million for the three months ended May 31, 2011. The increase was largely due to the inclusion of selling expenses related to the acquisitions of C-MAC, CMT, and Spectrum on March 22, 2012, November 29, 2011, and June 1, 2011, respectively. As a percentage of sales, selling expenses were 5.2% for the three months ended May 31, 2012, compared to 7.9% for the three months ended May 31, 2011.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31,
	2012	% of sales	2011	% of sales
Payroll Expense – Sales	$2,158	2.7%	$1,452	5.1%
Commissions	$1,243	1.6%	$465	1.6%
Advertising	$118	0.2%	$9	0.0%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $2.7 million for the three months ended May 31, 2012 compared to approximately $0.7 million for the three months ended May 31, 2011. The increase was largely due to the inclusion of approximately $2.3 million research and development expenses related to the acquisitions of C-MAC, CMT and Spectrum on March 22, 2012, November 29, 2011, and June 1, 2011, respectively. As a percentage of sales, research and development expenses were 3.4% for the three months ended May 31, 2012, compared to 2.3% for the three months ended May 31, 2011.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended May 31, 2012, business acquisition charges of approximately $2.4 million related to the C-MAC, RTI, CMT and Spectrum acquisitions compared to approximately $6.7 million for the three months ended May 31, 2011 associated with the completion of the SenDEC acquisition.

Operating Loss

We posted an operating loss from continuing operations for the three months ended May 31, 2012 of approximately $9.2 million compared to an operating loss of approximately $17.6 million for the three months ended May 31, 2011. The reduction in operating losses of approximately $8.4 million is attributed to the improved overall results in our Systems & Subsystems segment as a result of the C-MAC, RTI, CMT and Spectrum acquisitions, the implementation of consolidation efforts and cost cutting measures and lower business acquisition and related charges, partially offset by increased costs incurred under the EMS restructuring plan.

Other Expenses (Income)

Total other expense for the three months ended May 31, 2012 amounted to approximately $103.0 million, compared to other income of $0.3 million for the three months ended May 31, 2011.

The increase in other expense in the three month period ended May 31, 2012, compared to the comparable period in 2011 is largely attributable to an $87.0 million goodwill impairment, an increase in interest expense of approximately $4.4 million from higher debt levels, the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the quarter ended May 31, 2012, and increased amortization of note discounts and deferred financing costs, partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition.

Income Taxes

Income taxes amounted to a net benefit of approximately $2.7 million for the three months ended May 31, 2012 and 2011. The recovery during the three months ended May 31, 2012, is primarily due to deferred tax assets recorded as a result of current quarter tax losses. The current provision is less than the statutory tax rate due to non-deductible expenses. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring SenDEC.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the three months ended May 31, 2012, compared to a loss of approximately $18,000 in the same period of fiscal 2011. The loss was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net loss

We recorded a net loss for the three months ended May 31, 2012 of approximately $109.5 million, compared to a net loss of approximately $14.7 million for the three months ended May 31, 2011. The increase in net loss is largely due to the impairment of goodwill, higher interest, amortization of note discounts and restructuring expenses, partially offset by lower business acquisition and related charges, the reversal of previously accrued earn-out payments related to the SenDEC acquisition, the additional operating income from the acquisition of C-MAC, RTI, CMT and Spectrum, and the implementation of consolidation efforts.

Results of Operations for the Six Months Ended May 31, 2012 and May 31, 2011

The following discussion of results of operations is a comparison of our six months ended May 31, 2012 and 2011.

Operating Revenue

	(dollar amounts in thousands) Six months ended May 31,
	2012	2011	% Change
Revenues by segments:
Systems & Subsystems from continuing operations	$135,142	$42,420	218.6%
Secure Systems & Information Assurance from continuing operations	14,481	10,836	33.6%

	$149,623	$53,256	180.9%

We recorded a 180.9% increase in overall revenues for the six months ended May 31, 2012 over the same period in 2011. The increase is mainly attributed to the acquisition of C-MAC on March 22, 2012, RTI on March 19, 2012, Spectrum on June 1, 2011 and CMT on November 29, 2011, which together represented approximately $87.0 million of revenue for the Systems & Subsystems segment for the six months ended May 31, 2012. During the six months ended May 31, 2012, our Systems & Subsystems revenues also were positively impacted by higher throughput following the physical movement of manufacturing operations from one of our New York facilities into one of our Pennsylvania locations as part of our restructuring initiatives, partially offset by lower revenues at one of our EMS facilities in New York. The Secure Systems & Information Assurance results include additional revenue generated by our subsidiary in the United Kingdom from two new customers and from existing customers at our subsidiary in Canada.

Operating Expenses

Cost of Revenue and Gross Margin

	Six months ended May 31,
	2012	2011
Gross margin by segments:
Systems & Subsystems from continuing operations	16.8%	8.1%
Secure Systems & Information Assurance from continuing operations	37.0%	31.0%
Overall	18.7%	12.8%

Our combined gross margin for the six months ended May 31, 2012 increased by approximately 5.9 percentage points compared to the six months ended May 31, 2011. Gross margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the six months ended May 31, 2012 from 87.2% to 81.3% compared to the same period last year. The Systems & Subsystems segment cost of sales decreased 8.7% compared to the same period in 2011, mainly as a result of product mix from the acquisition of Spectrum and higher sales at one of our Pennsylvania locations following the physical movement of manufacturing operations from one of our New York facilities as part of our restructuring initiatives. The Secure Systems & Information Assurance segment realized a decrease in cost of sales mainly as a result of additional higher margin revenue from two customers in the United Kingdom and the Company realizing benefits achieved through the consolidation efforts and cost cutting measures. Restructuring costs recorded in the six months ended May 31, 2012 were approximately $7.9 million compared to approximately $1.3 million in the comparable period of 2011.

On May 31, 2012, the Company approved the EMS restructuring plan for its EMS lines within its Systems & Subsystems business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from the Company’s combined EMS operations, contain costs, reduce the Company’s exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline the Company’s operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. It is anticipated that the EMS restructuring will be substantially completed by the end of fiscal 2012.

General and Administrative Expenses

General and administrative expenses increased to approximately $12.9 million for the six months ended May 31, 2012 from $11.3 million for the six months ended May 31, 2011. The increase is primarily a result of higher amortization, the addition of C-MAC in March 2012 and Spectrum in June 2011, which increased general and administrative expenses by approximately $0.8 million, and $5.0 million, respectively, for the six months ended May 31, 2012, partially offset by lower stock based compensation and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 8.6% for the six months ended May 31, 2012, compared to 21.2% for the six months ended May 31, 2011.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31,
	2012	% of sales	2011	% of sales
Depreciation and Amortization	$5,151	3.4%	$897	1.7%
Accounting and Administration	$2,433	1.6%	$2,455	4.6%
Stock based compensation	$1,360	0.9%	$2,139	4.0%
Professional Services	$1,431	1.0%	$1,665	3.1%

Selling Expenses

Selling expenses from continuing operations increased to approximately $7.9 million for the six months ended May 31, 2012 from approximately $4.1 million for the six months ended May 31, 2011. The increase was largely due to the inclusion of selling expenses related to the acquisition of C-MAC and Spectrum on March 22, 2012, and June 1, 2011, respectively. As a percentage of sales, selling expenses were 5.3% for the six months ended May 31, 2012, compared to 7.7% for the six months ended May 31, 2011.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31,
	2012	% of sales	2011	% of sales
Payroll Expense – Sales	$3,999	2.7%	$2,332	4.4%
Commissions	$2,475	1.7%	$860	1.6%
Advertising	$432	0.3%	$25	0.0%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $5.2 million for the six months ended May 31, 2012 compared to approximately $1.1 million for the six months ended May 31, 2011. The increase was largely due to the inclusion of research and development expenses related to the acquisitions of C-MAC, CMT, and Spectrum on March 22, 2012, November 29, 2011 and June 1, 2011, respectively. As a percentage of sales, research and development expenses were 3.5% for the six months ended May 31, 2012, compared to 2.1% for the six months ended May 31, 2011.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the six months ended May 31, 2012, business acquisition charges of approximately $2.7 million related to the C-MAC, CMT and Spectrum acquisitions compared to approximately $12.8 million for the six months ended May 31, 2011 associated with the completion of the SenDEC and Spectrum acquisitions.

Operating Loss

We posted an operating loss from continuing operations for the six months ended May 31, 2012 of approximately $4.9 million compared to an operating loss of approximately $24.9 million for the six months ended May 31, 2011. The reduction in operating losses of approximately $20.0 million is attributed to the improved overall results in our Systems & Subsystems segment as a result of the C-MAC, RTI, CMT and Spectrum acquisitions, the implementation of consolidation efforts and cost cutting measures and lower business acquisition and related charges, partially offset by increased restructuring costs, including those with respect to the EMS restructuring plan.

Other Expenses (Income)

Total other expense for the six months ended May 31, 2012 amounted to approximately $107.0 million, compared to other expense of $3.0 million for the six months ended May 31, 2011.

The increase in other expense is largely attributable to an $87.0 million goodwill impairment, an increase in interest expense of approximately $7.1 million from higher debt levels throughout the six month period ended May 31, 2012, compared to the prior year, and from the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the six months ended May 31, 2012, partially offset by reduced amortization of note discounts and deferred financing costs as a result of the debt extinguishment during the six months ended May 31, 2011. The increase in net other expense was also partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition in the six months ended May 31, 2012.

Income Taxes

Income taxes amounted to a net benefit of approximately $3.2 million for the six months ended May 31, 2012, compared to income tax benefit of approximately $2.7 million for the six months ended May 31, 2011. The benefit during the six months ended May 31, 2012 is primarily related to deferred tax assets recorded as a result of current quarter tax losses. The current provision is less than the statutory tax rate due to non-deductible expenses. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring SenDEC.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the six months ended May 31, 2012, compared to a loss of approximately $36,000 in the same period of fiscal 2011. The loss was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net loss

We recorded a net loss for the six months ended May 31, 2012 of approximately $108.7 million, compared to a net loss of approximately $25.2 million for the six months ended May 31, 2011. The increase in net loss is largely due to the $87.0 million goodwill impairment, higher restructuring and other expenses, including interest and amortization of note discounts, partially offset by lower business acquisition and related charges, higher tax benefits, the reversal of previously accrued earn-out payments related to the SenDEC acquisition, the additional operating income from the acquisition of C-MAC, RTI, CMT and Spectrum, and the implementation of consolidation efforts.

Liquidity and Capital Resources

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At May 31, 2012, we held cash and cash equivalents of approximately $17.3 million compared to $15.7 million at November 30, 2011.

Cash generated by continuing operating activities of approximately $3.4 million for the six months ended May 31, 2012, was higher than cash used by continuing operations of approximately $9.4 million for the six months ended May 31, 2011. The increase in cash generated by continuing operating activities resulted primarily from lower business acquisition and related charges, higher product sales and collection activities during the six months ended May 31, 2012 compared to the same period in 2011. The increase was partially offset by an increase in net cash used by changes in operating assets and liabilities, primarily as a result of decreased accounts payable balances from payments in the six months ended May 31, 2012, and higher interest payments and restructuring costs in the six months ended May 31, 2012.

Cash used by investing activities for the six months ended May 31, 2012 was approximately $29.8 million, which consisted of approximately $29.0 million used for the purchase of C-MAC and RTI and $1.2 million from the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building. Cash generated in investing activities for the six months ended May 31, 2011 consisted mainly of net cash acquired in the SenDEC acquisition of approximately $32.4 million.

Cash generated by financing activities for the six months ended May 31, 2012 totaled approximately $28.1 million, and resulted from the net proceeds associated with the New Term Loans and the Note, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement. During the six months ended May 31, 2011 cash generated by financing of approximately $80.0 million consisted mainly of the proceeds from a private placement of approximately $105.5 million, offset by the repayment of $3.7 million in short-term borrowings, $20.0 million promissory notes and $9.1 million sellers’ notes issued in connection with the acquisition of the assets of the KGC Companies, and the repayment of certain capital lease obligations.

As of May 31, 2012, the Company had $15.0 million available under the Credit Agreement to meet its cash requirements. Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months).

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

On March 22, 2012, the Company entered into the Second Amendment. Pursuant to the Second Amendment, the New Term Loans were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. The New Term Loans are repayable quarterly at the end of each of the Company’s fiscal quarters, with each quarterly installment equaling 0.25% of the original aggregate principal amount of the New Term Loans and any remaining balance being due on the maturity date of June 1, 2016. In connection with the acquisition of C-MAC, the Company assumed a term loan facility of approximately $2.7 million, which matures on December 16, 2016 and currently accrues interest at 5.0% over LIBOR.

At the Company’s option, the New Term Loans accrue interest at a per annum rate based on either (i) the base rate plus a margin equal to 6.25% or (ii) the LIBOR rate plus a margin equal to 7.25%. The “base rate” means the highest of (i) the administrative agent’s prime lending rate; (ii) the federal funds rate plus a margin equal to 0.50%; (iii) the one month LIBOR rate plus a margin equal to 1.00%; and (iv) 2.50%. The “LIBOR rate” means the higher of (i) a floating per annum rate based upon the LIBOR rate for the applicable interest period and (ii) 1.50%. As of the effective date of the Second Amendment, the outstanding principal amount of all term loans incurred pursuant to the Credit Agreement before March 22, 2012 bear interest at the interest rate applicable to the New Term Loans.

The New Term Loans are otherwise subject to the same terms and conditions as, and are pari passu in right of payment with, all term loans previously incurred under the Credit Agreement.

In addition to the provision of the New Term Loans, the Second Amendment, among other things, (i) specifically permitted the Company and its subsidiaries to consummate the acquisition of C-MAC; (ii) establishes an incremental term loan facility enabling the lenders to provide up to $30.0 million in additional term loans to be used by the Company and its subsidiaries in connection with future permitted acquisitions; (iii) amends the provisions of the Credit Agreement governing whether the Company and its subsidiaries may make acquisitions; (iv) amends the financial covenants relating to consolidated total leverage and consolidated interest expense coverage; and (v) permitted the Company to enter into the Note Purchase Agreement and to issue the Notes.

The Credit Agreement also contains two financial covenants: a consolidated total leverage ratio and a consolidated interest expense coverage ratio, which were amended by the Second Amendment. The consolidated total leverage ratio, which is defined as the ratio of total consolidated indebtedness to trailing four quarter consolidated Adjusted EBITDA (defined in the Credit Agreement), was amended by the Second Amendment so that it must be less than the ratio set forth opposite such period below:

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

The consolidated interest expense coverage ratio, which is defined as the ratio of consolidated Adjusted EBITDA to Consolidated Cash Interest Expense, as defined in the Credit Agreement, was amended by the Second Amendment so that it must be greater than the ratio set forth opposite such fiscal quarter below:

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

As at May 31, 2012, the Company was in compliance with its financial covenants under the Credit Agreement, as amended.

We believe that (i) our available cash and cash equivalents, (ii) funds available under our Credit Agreement, and (iii) future cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, dividends, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current shareholders’ ownership interests.

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

Off-Balance Sheet Arrangements

During the six-month transition period ended November 30, 2011 and the six months ended May 31, 2012, the Company did not have any off-balance sheet arrangements.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2012.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–”Risk Factors” in our Transition Report on Form 10-K for the transition period ended November 30, 2011 except the risk factor “Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised” is revised as follows:

Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised, and upon conversion of the Series A Preferred Stock, including upon conversion of dividends paid in kind on the Series A Preferred Stock

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our common stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the Company may be diluted. As of November 30, 2011, we have outstanding options to purchase 1,919,591 shares of common stock that were granted to directors, officers, employees and consultants that had a weighted average price of $5.72 and 51,000 restricted stock units. In addition, we have issued warrants to purchase an aggregate of 955,362 common stock with a weighted average exercise price of $5.57 per share.

Shareholders will also experience dilution upon the conversion of the Series A Preferred Stock. Initially, 4,333,333 shares of common stock are issuable upon conversion of the initial 26,000 shares of Series A Preferred Stock. Any dividends that are paid on the Series A Preferred Stock will be paid in kind and not in cash. As a result, additional shares of common stock will become issuable in the future upon conversion of the Series A Preferred Stock, up to a maximum of 6,194,513 shares in the aggregate assuming a conversion price of $6.00 per share and that no early redemption event occurs under the Series A Preferred Stock.

Upon the occurrence of an early redemption event under the Series A Preferred Stock, we will be required to pay additional make-whole amounts that may result in an increase in the maximum number of shares of common stock that are issuable upon conversion of the Series A Preferred Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) No further disclosure required.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on May 18, 2012)

3.2	Certificate of Designation of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the SEC on May 18, 2012)

4.1	Note Purchase Agreement, dated as of March 22, 2012, by and among API Technologies Corp. and each of the Purchasers referred to therein. (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

4.2	Form of Convertible Subordinated Note. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

10.1	Share Purchase Agreement, dated as of March 22, 2012, between C-MAC Microcircuits UK Opco Limited, Karen Oddey and API Technologies (UK) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

10.2	Second Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2012, among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

10.3*	Letter agreement between Phil Rehkemper and the Company effective April 10, 2012. (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101	The following financial information from API Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (filed herewith).

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: July 10, 2012	By:	/s/ PHIL REHKEMPER
Phil Rehkemper
Chief Financial Officer
(Duly Authorized Officer)