Form 10-Q/A
period 2012-05-31
API Technologies Corp.
filed 2012-07-11
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

or

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

EXPLANATORY NOTE

This Amendment No. 1 to API Technologies Corp.’s Quarterly Report on Form 10-Q/A (the “Amendment”) is being filed to amend our Quarterly Report on 10-Q for the period ended May 31, 2012 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on July 10, 2012. The Amendment is being filed solely to (i) revise certain eXtensible Business Reporting Language (XBRL) information in Exhibit 101 with respect to the Commitments and Contingencies and Shareholders Equity sections of the Balance Sheet and the corresponding revisions in the Consolidated Statement of Changes in Preferred Stock and Shareholders’ Equity and with respect to the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows and (ii) correct scrivener’s errors in (A) the Total shareholders’ equity column in the Consolidated Statement of Changes in Preferred Stock and Shareholders’ Equity (“Consolidated Statement of Shareholders’ Equity”), (B) in the Consolidated Statements of Operations, whereby the Operating Loss and Net Loss for the six months ended May 31, 2011 in the Original Filing were stated as 24,854 and 25,212, respectively, instead of 24,855 and 25,213, respectively, and (C) in the Consolidated Statements of Cash Flows, whereby Net cash provided (used) by investing activities and Net cash provided by financing activities for the six months ended May 31, 2011 in the Original Filing were stated as 31,835 and 80,037 instead of 31,834 and 80,038, respectively, and brackets were removed from Short-term borrowings advances (repayments), net for the six months ended May 31, 2011. The modifications to the XBRL data files conform to the information as set forth in the financial statements. The correction to the Consolidated Statement of Shareholders’ Equity reflects that the Additional paid-in capital amount for the Amounts related to beneficial conversion features and embedded derivatives on Convertible Notes and Preferred Stock was inadvertently misstated in the Total Shareholders’ Equity column. No other changes were made to the Consolidated Statement of Shareholders’ Equity, and the total Balance numbers are not affected.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

As provided in Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment speaks as of the date of the Original Filing and does not reflect subsequent events occurring after the date of the Original Filing. Other than as described above, no other changes have been made to the Original Filing.

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

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended May 31, 2012 (Unaudited)	For the Three Months Ended May 31, 2011 (Unaudited)	For the Six Months Ended May 31, 2012 (Unaudited)	For the Six Months Ended May 31, 2011 (Unaudited)
Revenue, net	$78,906	$28,702	$149,623	$53,256
Cost of revenues
Cost of revenues	60,919	25,320	113,690	45,141
Restructuring charges (note 19)	7,588	1,216	7,893	1,309

Total cost of revenues	68,507	26,536	121,583	46,450

Gross profit	10,399	2,166	28,040	6,806

Operating expenses
General and administrative	6,425	8,079	12,925	11,303
Selling expenses	4,138	2,261	7,904	4,103
Research and development	2,714	653	5,201	1,135
Business acquisition and related charges	2,378	6,719	2,669	12,798
Restructuring charges	3,910	2,060	4,249	2,322

	19,565	19,772	32,948	31,661

Operating loss	(9,166)	(17,606)	(4,908)	(24,855)
Other expenses (income), net
Goodwill impairment (note 8)	87,000	—	87,000	—
Interest expense, net	4,534	106	7,904	750
Amortization of note discounts and deferred financing costs	13,494	—	14,089	2,776
Other expense (income), net	(1,986)	(373)	(1,960)	(513)

	103,042	(267)	107,033	3,013

Loss from continuing operations before income taxes	(112,208)	(17,339)	(111,941)	(27,868)
Expense (benefit) for income taxes	(2,701)	(2,691)	(3,207)	(2,691)

Loss from continuing operations, net of income taxes	(109,507)	(14,648)	(108,734)	(25,177)
Loss from discontinued operations, net of income taxes	—	(18)	—	(36)

Net loss	$(109,507)	$(14,666)	$(108,734)	$(25,213)

Loss per share from continuing operations—Basic and diluted	$(1.98)	$(0.32)	$(1.97)	$(0.78)
Loss per share from discontinued operations—Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Net loss per share—Basic and diluted	$(1.98)	$(0.32)	$(1.97)	$(0.78)

Weighted average shares outstanding
Basic	55,329,607	46,242,492	55,261,526	32,505,996
Diluted	55,329,607	46,242,492	55,261,526	32,505,996

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Preferred Stock and Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2011	—	$—	54,568,384	$55	$322,675	$2,373	$(43,810)	$171	$281,464
Series A Mandatorily Redeemable Preferred Stock (see Note 12)	26,000	26,268	—	—	—	—	—	—	—
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 13)	—	—	20,833	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	819	—	—	—	819
Stock issued as compensation	—	—	218,477	—	674	—	—	—	674
Stock withheld for taxes	—	—	(52,141)	—	(198)	—	—	—	(198)
Amounts related to beneficial conversion features and embedded derivatives on Convertible Notes and Preferred stock (note 12)	—	—	—	—	2,272	—	—	—	2,272
Net loss for the period	—	—	—	—	—	—	(108,734)	—	(108,734)
Foreign currency translation adjustment	—	—	—	—	—	—	—	601	601
Total comprehensive income	—	—	—	—	—	—	—	—	(108,133)

Balance at May 31, 2012	26,000	$26,268	54,755,553	$55	$326,242	$2,373	$(152,544)	$772	$176,898

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Six Months Ended May 31,
	2012	2011
Cash flows from operating activities
Net loss	$(108,734)	$(25,213)
Less: Loss from discontinued operations	—	36
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,096	2,117
Amortization of note discounts and deferred financing costs	1,445	—
Amortization of note discounts due to debt extinguishment	12,644	2,776
Impairment of goodwill	87,000	—
Write down of fixed assets	865	10
Stock based compensation	1,493	2,727
Gain on sale of marketable securities	—	(322)
Loss (gain) on sale of fixed assets	92	(155)
Deferred income taxes	(3,501)	(2,702)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	8,907	3,213
Inventories	10,052	5,942
Prepaid expenses and other current assets	(1,138)	339
Accounts payable and accrued expenses	(13,861)	2,901
Deferred revenue	(996)	(1,106)

Net cash provided (used) by continuing activities	3,364	(9,437)
Net cash provided (used) by discontinued operations	—	(36)

Net cash provided (used) by operating activities	3,364	(9,473)
Cash flows from investing activities
Purchase of fixed assets	(387)	(998)
Purchase of intangible assets	(839)	—
Proceeds from disposal of fixed assets	500	155
Proceeds from sale of marketable securities	—	324
Business acquisitions net of cash acquired of $3,045 (note 4a), and $32,353 (note 4e)	(29,052)	32,353

Net cash provided (used) by investing activities	(29,778)	31,834
Cash flows from financing activities
Proceeds from issuance of common shares	—	105,539
Repurchase and retirement of common shares	—	(96)
Short-term borrowings advances (repayments), net	—	3,667
Repayment of long-term debt (note 11)	(1,042)	(29,147)
Net proceeds from long-term debt (note 11)	29,160	75

Net cash provided by financing activities	28,118	80,038
Effect of exchange rate on cash and cash equivalents	(70)	509

Net change in cash and cash equivalents	1,634	102,908
Cash and cash equivalents, beginning of period—continuing operations	15,690	5,509
Cash and cash equivalents, beginning of period—discontinued operations	—	—

Cash and cash equivalents, beginning of period	15,690	5,509
Cash and cash equivalents, end of period	$17,324	$108,417
Less: cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$17,324	$108,417

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on May 18, 2012)

3.2	Certificate of Designation of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the SEC on May 18, 2012)

4.1	Note Purchase Agreement, dated as of March 22, 2012, by and among API Technologies Corp. and each of the Purchasers referred to therein. (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

4.2	Form of Convertible Subordinated Note. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

10.1	Share Purchase Agreement, dated as of March 22, 2012, between C-MAC Microcircuits UK Opco Limited, Karen Oddey and API Technologies (UK) Limited. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

10.2	Second Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2012, among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on March 28, 2012)

10.3*	Letter agreement between Phil Rehkemper and the Company effective April 10, 2012. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101	The following financial information from API Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (furnished herewith).

*	Management contracts, compensation plans or arrangements.
(1)	Previously filed with our Quarterly Report on Form 10-Q filed July 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: July 11, 2012	By:	/s/ Phil Rehkemper
Name: Phil Rehkemper
Title: Chief Financial Officer (Duly Authorized Officer)