Form 10-Q
period 2012-08-31
API Technologies Corp.
filed 2012-10-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

54,764,617 shares of common stock with a par value of $0.001 per share at October 3, 2012.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(Unaudited)

(Dollar Amounts in Thousands)

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	August 31, 2012	November 30, 2011
Assets
Current
Cash and cash equivalents	$15,818	$15,690
Restricted cash (note 4c)	700	700
Accounts receivable, less allowance for doubtful accounts of $557 and $501 at August 31, 2012 and November 30, 2011, respectively	48,591	52,983
Inventories, net (note 7)	67,035	72,017
Deferred income taxes	86	4,797
Prepaid expenses and other current assets	2,440	1,705

	134,670	147,892
Fixed assets, net	42,418	44,149
Fixed assets held for sale (note 2)	2,681	3,216
Goodwill (note 8)	157,716	253,170
Intangible assets, net	52,505	50,001
Other non-current assets	9,692	8,019

Total assets	$399,682	$506,447

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$32,207	$46,002
Deferred revenue	629	1,892
Current portion of long-term debt (note 11)	2,477	1,917

	35,313	49,811
Deferred income taxes	3,926	9,905
Other long-term liabilities	1,179	—
Long-term debt, net of current portion and discount of $3,198 and $3,830 at August 31, 2012 and November 30, 2011, respectively (note 11)	183,245	165,267

	223,663	224,983

Commitments and contingencies (note 17)
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,000 liquidation preference and 1,000,000 authorized shares, 26,000 and 0 shares issued and outstanding at August 31, 2012 and November 30, 2011, respectively) (note 12)	25,922	—
Shareholders’ equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,764,553 and 54,568,384 shares issued and outstanding at August 31, 2012 and November 30, 2011, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2012 and November 30, 2011, respectively)	—	—
Additional paid-in capital	326,683	322,675
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(180,210)	(43,810)
Accumulated other comprehensive income	1,196	171

	150,097	281,464

Total Liabilities and Shareholders’ Equity	$399,682	$506,447

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended Aug. 31, 2012 (Unaudited)	For the Three Months Ended Aug. 31, 2011 (Unaudited)	For the Nine Months Ended Aug. 31, 2012 (Unaudited)	For the Nine Months Ended Aug. 31, 2011 (Unaudited)
Revenue, net	$68,448	$69,231	$218,071	$122,488
Cost of revenues
Cost of revenues	51,425	52,614	165,115	97,755
Restructuring charges (note 19)	1,738	9	9,631	1,318

Total cost of revenues	53,163	52,623	174,746	99,073

Gross profit	15,285	16,608	43,325	23,415

Operating expenses
General and administrative	6,877	7,499	19,802	18,803
Selling expenses	3,908	4,450	11,812	8,553
Research and development	2,690	2,406	7,891	3,540
Business acquisition and related charges	775	—	3,444	12,798
Restructuring charges	485	671	4,734	2,993

	14,735	15,026	47,683	46,687

Operating income (loss)	550	1,582	(4,358)	(23,272)
Other expenses (income), net
Goodwill impairment (note 8)	24,300	—	111,300	—
Interest expense, net	3,993	3,660	11,898	4,409
Amortization of note discounts and deferred financing costs	869	600	14,957	3,376
Other income, net	(367)	(52)	(2,327)	(564)

	28,795	4,208	135,828	7,221

Loss from continuing operations before income taxes	(28,245)	(2,626)	(140,186)	(30,493)
Expense (benefit) for income taxes	(579)	(12,998)	(3,786)	(15,688)

Income (loss) from continuing operations, net of income taxes	(27,666)	10,372	(136,400)	(14,805)
Income (loss) from discontinued operations, net of income taxes	—	—	—	(36)

Net income (loss)	$(27,666)	$10,372	$(136,400)	$(14,841)

Income (loss) per share from continuing operations—Basic and diluted	$(0.50)	$0.20	$(2.47)	$(0.38)
Income (loss) per share from discontinued operations—Basic and diluted	$0.00	$0.00	$0.00	$0.00

Net income (loss) per share—Basic and diluted	$(0.50)	$0.20	$(2.47)	$(0.38)

Weighted average shares outstanding
Basic	55,365,978	52,404,074	55,296,470	39,187,102
Diluted	55,365,978	52,416,071	55,296,470	39,187,102

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Preferred Stock and Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2011	—	$—	54,568,384	$55	$322,675	$2,373	$(43,810)	$171	$281,464
Series A Mandatorily Redeemable Preferred Stock (see Note 12)	26,000	26,268	—	—	—	—	—	—	—
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 12)	—	(346)	—	—	—	—	—	—	—
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 13)	—	—	20,833	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,260	—	—	—	1,260
Stock issued as compensation	—	—	227,477	—	674	—	—	—	674
Stock withheld for taxes	—	—	(52,141)	—	(198)	—	—	—	(198)
Amounts related to beneficial conversion features and embedded derivatives on Convertible Notes and Preferred stock (note 12)	—	—	—	—	2,272	—	—	—	2,272
Net loss for the period	—	—	—	—	—	—	(136,400)	—	(136,400)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,025	1,025

Total comprehensive loss	—	—	—	—	—	—	—	—	(135,375)

Balance at August 31, 2012	26,000	$25,922	54,764,553	$55	$326,683	$2,373	$(180,210)	$1,196	$150,097

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Nine Months Ended August 31,
	2012	2011
Cash flows from operating activities
Net loss	$(136,400)	$(14,841)
Less: Loss from discontinued operations	—	36
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,184	6,562
Amortization of note discounts and deferred financing costs	2,313	600
Amortization of note discounts due to debt extinguishment	12,644	2,776
Impairment of goodwill	111,300	—
Write down of fixed assets	865	10
Stock based compensation	1,934	2,772
Gain on sale of marketable securities	—	(322)
Loss (gain) on sale of fixed assets	85	(155)
Deferred income taxes	(4,294)	(16,216)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	10,634	(2,789)
Inventories	11,583	(1,147)
Prepaid expenses and other current assets	(697)	653
Accounts payable and accrued expenses	(18,802)	1,746
Deferred revenue	(1,368)	(628)

Net cash provided (used) by continuing activities	2,981	(20,943)
Net cash provided (used) by discontinued operations	—	(36)

Net cash provided (used) by operating activities	2,981	(20,979)
Cash flows from investing activities
Purchase of fixed assets	(889)	(1,666)
Purchase of intangible assets	(1,088)	—
Proceeds from disposal of fixed assets	480	155
Proceeds from sale of marketable securities	—	324
Business acquisitions net of cash acquired of $3,045 (note 4a), and $32,353 (note 4e)	(29,052)	(233,769)

Net cash used by investing activities	(30,549)	(234,956)
Cash flows from financing activities
Proceeds from issuance of common shares	—	137,334
Repurchase and retirement of common shares	—	(96)
Short-term borrowings advances (repayments), net	—	(705)
Repayment of long-term debt (note 11)	(1,587)	(29,141)
Net proceeds from long-term debt (note 11)	29,160	158,705

Net cash provided by financing activities	27,573	266,097
Effect of exchange rate on cash and cash equivalents	123	484

Net change in cash and cash equivalents	128	10,646
Cash and cash equivalents, beginning of period—continuing operations	15,690	5,509
Cash and cash equivalents, beginning of period—discontinued operations	—	—

Cash and cash equivalents, beginning of period	15,690	5,509
Cash and cash equivalents, end of period	$15,818	$16,155
Less: cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$15,818	$16,155

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”) designs, develops and manufactures high reliability engineered solutions, RF, sensors and measurement, power systems management technology, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies. With its recent acquisition of C-MAC Aerospace Limited, during the quarter ended May 31, 2012, the Company expanded its RF and microwave and microelectronics capabilities.

Prior to the third quarter of 2012, the Company reported in two business segments: Systems & Subsystems and Secure Systems & Informational Assurance. To better highlight to investors its profitability and product offerings, the Company made organizational changes that have resulted in changes to the way in which the Company’s Chief Operating Decision Maker manages and evaluates the business. For this reason and in accordance with authoritative guidance, beginning with the quarter ended August 31, 2012, the Company redefined its reportable operating segments. The Electronic Manufacturing Services (“EMS”) business (formerly part of the Systems & Subsystems segment) will be reported as a separate segment, as this more closely aligns with the Company’s management organization and strategic direction. The Company also renamed the Systems & Subsystems segment to Systems, Subsystems & Components (“SSC”) to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance (“SSIA”) segment. Prior periods have been revised to conform with the new segments: SSC, EMS and SSIA.

On March 22, 2012, API completed the acquisition, through its UK-based subsidiary API Technologies (UK) Limited (“API UK”), of the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”), for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), including the assumption of C-MAC’s loan facility (see Note 4a). C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. C-MAC generated pro-forma revenues of approximately $36,960 for the year ended August 26, 2011.

On March 19, 2012 API completed the acquisition of substantially all of the assets of RTI Electronics (“RTIE”) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments (see Note 4b). Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues for the year ended December 31, 2011 of approximately $5,300 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

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

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14,000 in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. The fair value of this obligation was initially estimated to be $2,200 and was previously recorded in Accounts payable and accrued expenses. During the quarter ended May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company reduced the fair value of this obligation to $nil. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11,000, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012. As of August 31, 2012 no amount has been recorded related to this bonus plan.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2012 and the results of its operations and cash flows for the nine month period ended August 31, 2012. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the six-month transition period ended November 30, 2011 included in the Company’s Form 10-K filed with the SEC on February 9, 2012.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $2,681 at August 31, 2012 compared to $3,216 at November 30, 2011. The decrease is attributed to the sale of land and building in January, 2012 from the Spectrum acquisition previously held for sale as a result of initiatives to consolidate operational activities.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations relating to API Nanofabrication and Research Corporation (“NanoOpto”) for prior periods are reported as discontinued operations and not included in the results from continuing operations figures.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. The Company completes an annual (or more often if circumstances require) impairment assessment of its goodwill on a reporting unit level. The Company’s annual impairment test for goodwill is September 1st.

The Company has three reporting units: (i) Systems, Subsystems & Components, (ii) Electronic Manufacturing Services, and (iii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, the acquisition of SenDEC in January 2011, the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems, Subsystems & Components reporting unit, except for SenDEC and the KGC Companies, which relate to the Electronic Manufacturing Services reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

As at May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing the 10-Q for May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the third quarter of fiscal 2012, the Company completed its impairment analysis for the second step using the prior segments as of May 31, 2012, and determined that an additional $24,300 write-down of goodwill was required.

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

Long-Lived Assets

The Company periodically evaluates the net realizable values of long-lived assets, principally identifiable intangible assets and capital assets, for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the estimated future undiscounted cash flows. If such assets were considered to be impaired, the carrying value of the related assets would be reduced to their estimated fair value.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2008 through November 30, 2011.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Integrated foreign operations have been translated from various foreign currencies (Canadian dollars, British Pounds Sterling, Chinese Yuan, Euros, and Mexican Pesos) into United States dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) account for approximately 44%, 3% and 9% of the Company’s revenues for the nine months ended August 31, 2012 (60%, 3% and 6% for the nine months ended August 31, 2011), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

During the second quarter of 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The guidance is effective for the Company on December 1, 2012, and retrospective application is required for all years presented.

4. ACQUISITIONS

a) C-MAC

On March 22, 2012, the Company completed the acquisition, through its UK-based subsidiary API UK, of the entire issued share capital of C-MAC, for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), consisting of i) the payment at closing of £19,250 pounds sterling (approximately $30,300 USD) and ii) the assumption of C-MAC’s term loan facility of £1,700 pounds sterling (approximately $2,700 USD) (see Note 11c). C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. The acquisition expands the Company’s RF and Microwave and microelectronics capabilities and the Company believes that additional revenue opportunities will be generated through cross selling, C-MAC’s European based operation and API’s expansion into international markets. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,557 as of August 31, 2012. These expenses have been accounted for as operating expenses. The results of operations of C-MAC have been included in the Company’s results of operations beginning on March 22, 2012.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash	$3,045
Accounts receivable and other current assets	6,182
Inventory	7,235
Fixed assets	4,438
Customer related intangible assets	7,848
Goodwill	13,078
Current liabilities	(4,614)
Long-term liabilities	(3,985)

Fair value of net assets acquired	$33,227

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

Revenues and net income of C-MAC for the period from the acquisition of March 22, 2012 to August 31, 2012 were approximately $16,342 and $266, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$155
Buildings and leasehold improvements	421
Computer equipment	280
Furniture and fixtures	70
Machinery and equipment	3,504
Vehicles	8

Total fixed assets acquired	$4,438

b) RTIE

On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues for the year ended December 31, 2011 of approximately $5,300 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets. The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that its low-cost manufacturing capabilities and established sales channels will provide additional revenue opportunities and improved profitability for RTIE products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal, travel and relocation costs, reorganization charges and professional fees in connection with the acquisition of approximately $769 as of August 31, 2012. These expenses have been accounted for as operating expenses. The results of operations of RTIE have been included in the Company’s results of operations beginning on March 19, 2012.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Inventory	$275
Fixed assets	82
Goodwill	2,177
Current liabilities	(225)
Deferred revenue	(14)

Fair value of net assets acquired	$2,295

The fair value of RTIE exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be deductible for tax purposes.

The fair value of the assets acquired and liabilities assumed remain subject to completion. The purchase accounting is preliminary subject to the completion of the fair value assessment of the acquired intangible assets. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net income of RTIE for the period from March 19, 2012 to August 31, 2012 were approximately $1,388 and $212, respectively.

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $102 as of November 30, 2011, and an additional $79 as of August 31, 2012. These expenses have been accounted for during the respective periods as operating expenses. The results of operations of CMT have been included in the Company’s results of operations beginning on December 1, 2011.

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

Revenues and net income of CMT for the nine months ended August 31, 2012 were approximately $6,223 and $1,068, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

d) Spectrum Control

On June 1, 2011, the Company completed the acquisition of Spectrum provided for in the Spectrum Agreement, entered into on March 28, 2011 by the Company, Spectrum and Merger Sub. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. The acquisition significantly expanded the Company’s product line to include RF, microwave, power systems and sensors product offerings and capabilities. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for Spectrum products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $4,865. These expenses were accounted for as operating expenses, primarily as of May 31, 2011. Also in connection with this acquisition, the Company incurred approximately $7,210 of deferred financing costs (recorded in Other non-current assets on the consolidated balance sheet) and $4,250 of discounts related to the term loans (see Note 13a) that are being amortized to interest expense using the effective interest method. The results of operations of Spectrum have been included in the Company’s results of operations beginning on June 1, 2011.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash, net	$7,141
Accounts receivable and other current assets	31,338
Inventory	34,813
Fixed assets	33,245
Customer related intangible assets	18,801
Marketing related intangible assets	4,372
Technology related intangible assets	18,395
Goodwill	161,158
Current liabilities	(19,495)
Deferred revenue	(200)
Long-term liabilities	(16,304)

Fair value of net assets acquired	$273,264

The fair value of Spectrum exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be non-deductible for tax purposes. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of three to ten years.

Revenues and net income of Spectrum for the nine months ended August 31, 2012 were approximately $109,462 and $10,104, respectively. Revenues and net income from the acquisition date, June 1, 2011, to August 31, 2011 were approximately $40,193 and $3,537, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$1,823
Buildings and leasehold improvements	17,258
Computer equipment	2,345
Furniture and fixtures	1,109
Machinery and equipment	10,659
Vehicles	51

Total fixed assets acquired	$33,245

e) SenDEC Corp.

On January 9, 2011, API entered into the Merger Agreement with Vintage and Sub, pursuant to which the Company acquired SenDEC. SenDEC is a leading defense electronics manufacturing services company headquartered in Fairport, New York. In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 shares of API common stock to Vintage. The acquisition significantly expanded the Company’s EMS segment to include Electronics Manufacturing Services (EMS), such as New Product Introductions (NPI) and prototypes, turnkey manufacturing and Printed Circuit Board (PCB) assembly. In addition, the Company believes that its established sales channels will provide additional revenue opportunities and improved profitability for SenDEC products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the First Merger Agreement among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative. API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement among Vintage, including the obligation to pay former SenDEC shareholders up to $14,000 in earnout payments, payable in three installments through July 31, 2013, based on achievement of certain financial milestones. The fair value of this obligation was initially estimated to be $2,200 and was previously recorded in Accounts payable and accrued expenses. During the quarter ended May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company reduced the fair value of this obligation to $nil. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11,000, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. As of August 31, 2012 no amount has been recorded related to this bonus plan.

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

Revenues and net loss of SenDEC for the nine months ending August 31, 2012 were approximately $23,783 and $(3,268), respectively. Revenues and net loss from the acquisition date, January 21, 2011, to August 31, 2011 were approximately $27,254 and $(1,084), respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Buildings and leasehold improvements	$515
Computer equipment	200
Furniture and fixtures	105
Machinery and equipment	4,569

Total fixed assets acquired	$5,389

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC and RTIE acquisitions described above had occurred at the beginning of the nine month period ended August 31, 2012 and that the C-MAC, RTIE, CMT, Spectrum and SenDEC acquisitions described above had occurred at the beginning of the three and nine month periods ended August 31, 2011.

	Three months ended August 31,		Nine months ended August 31,
	2012 (actual)	2011	2012	2011
Revenues	$68,448	$82,722	$229,982	$250,093
Net loss from continuing operations	$(27,666)	$12,262	$(136,649)	$(16,116)
Net loss	$(27,666)	$12,262	$(136,649)	$(16,151)
Net loss from continuing operations per share – basic and diluted	$(0.50)	$0.24	$(2.47)	$(0.31)
Net loss per share – basic and diluted	$(0.50)	$0.24	$(2.47)	$(0.31)

5. DISCONTINUED OPERATIONS

On February 20, 2010 the Company announced that it closed its nanotechnology research and development subsidiary, NanoOpto, which was previously included in the Systems, Subsystems & Components segment. NanoOpto was acquired by API in 2007 and is located in Somerset, New Jersey. During the quarter ended August 31, 2010, the Company sold the assets of NanoOpto for gross cash proceeds of approximately $2,300.

6. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	August 31, 2012			November 30, 2011
	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2011 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$2,681	$2,681	$—	$3,216	$3,216	$—
Derivative liabilities - Preferred Stock (Note 12)	(267)	(267)	—	—	—	—

Total	$2,414	$2,414	$—	$3,216	$3,216	$—

The following is a summary of activity for the nine months ended August 31, 2012 and six month transition period ended November 30, 2011 for assets measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, May 31, 2011	$150	$—
Add: Classified as assets held for sale	3,066	—

Balance, November 30, 2011	$3,216	$—
Less: Fixed assets sold	(535)	—
Add: Embedded features of convertible notes and preferred stock	—	(855)
Less: Embedded features of convertible notes upon conversion to preferred stock	—	588

Balance, August 31, 2012	$2,681	$(267)

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

7. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	August 31, 2012	November 30, 2011
Raw materials	$31,803	$35,872
Work in progress	25,379	28,955
Finished goods	9,853	7,190

Total	$67,035	$72,017

Inventories are presented net of valuation allowances.

8. GOODWILL AND INTANGIBLE ASSETS

The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, the acquisition of SenDEC in January 2011, the acquisition of the assets of the KGC Companies in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our SSC and EMS reporting units.

As at May 31, 2012, given lower than projected revenues, primarily as a result of an overall decline in the defense market, and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. During the quarter ended May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the quarter ended August 31, 2012, the Company completed its impairment analysis for the second step using the prior segments as of May 31, 2012, and determined that an additional $24,300 write-down of goodwill was required.

The goodwill impairment was determined by estimating the excess of the fair value of the Systems & Subsystems segment over the fair value of the net assets of the segment and comparing that amount to the carrying value of the goodwill. The Systems & Subsystems segment is not publicly traded on its own, and therefore the unit’s fair value was estimated. The value was estimated using an income approach based on an analysis of discounted forecasted cash flows. After recording the total goodwill impairment of $111,300, the remaining goodwill balance was re-assigned between the new EMS segment and SSC segment based on the relative fair value of the reporting units.

Changes in the carrying amount of Goodwill were as follows:

(in thousands)
Balance, November 30, 2011	$253,170
Goodwill from C-MAC business acquisition (note 4a)	13,078
Goodwill from RTIE asset acquisition (note 4b)	2,177
Goodwill from CMT asset acquisition (note 4c)	(500)
Goodwill from Spectrum business acquisition (note 4d)	958
Goodwill from SenDEC business acquisition (note 4e)	133
Goodwill impairment	(111,300)

Balance, August 31, 2012	$157,716

Changes in the carrying amount of Intangible assets were as follows:

(in thousands)
Balance, November 30, 2011	$50,001
Intangible assets from C-MAC business acquisition (note 4a)	7,848
Intangible assets from CMT asset acquisition (note 4c)	500
Computer software purchased	1,096
Less: Amortization	(6,940)

Balance, August 31, 2012	$52,505

9. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 11a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of August 31, 2012.

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $396 (250 GBP), which renews in July 2013. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of August 31, 2012.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	August 31, 2012	November 30, 2011
Trade accounts payable	$18,728	$33,460
Accrued expenses	8,618	6,940
Wage and vacation accrual	4,861	5,602

Total	$32,207	$46,002

11. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	(in thousands)
	August 31, 2012	November 30, 2011
Term loans, due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a)	$183,800	$169,075
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,438	1,509
Lockman loan – C-MAC acquisition (c)	2,690	—
Note payable – RTIE acquisition (d)	637	—
Capital leases payable	355	430

	$188,920	$171,014
Less: Current portion of long-term debt	(2,477)	(1,917)
Discount on term loans	(3,198)	(3,830)

Long-term portion	$183,245	$165,267

a)	In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto. The Credit Agreement provided for a secured term loan in the principal amount of $200,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. A portion of the proceeds from the secured term loan was used to repay the line of credit facility from RBC Bank, which was then terminated. On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which amends and restates the Credit Agreement (as amended, the “Credit Agreement”) in its entirety and provides for a secured term loan facility in the principal amount of $170,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. The borrowings under the senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

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

Revolving loans may be borrowed, repaid and re-borrowed until June 1, 2014, at which time all amounts borrowed pursuant to the revolving credit facility must be repaid. The term loans (including the New Term Loans) are to be repaid quarterly at the end of each of API’s fiscal quarters, with each quarterly installment equaling one quarter of 1% of the aggregate initial principal amount of the term loans, with the remaining balance to be paid on the maturity date of June 1, 2016. The term loans are subject to mandatory prepayment under certain circumstances, including in connection with API’s receipt of net proceeds from certain issuances of indebtedness, sales of assets, casualty events, annual excess cash flow and capital contributions resulting from the exercise of its equity cure rights with respect to financial covenants.

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

The aggregate principal amount of term loans (including the $16,000 New Term Loans) outstanding under the Credit Agreement as amended was $183,800 as of August 31, 2012.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at August 31, 2012. The mortgage is secured by the subsidiary’s assets.
c)	A subsidiary of the Company in the United Kingdom entered into a 5 year term loan facility with Lockman Electronic Holdings Limited on December 16, 2011 (“Lockman Loan”), under which interest is charged at a margin of 5.0% over LIBOR. The margin increases by 0.5% each year on December 1 for the term of the agreement. The term loan is secured against a debenture over the subsidiary’s assets.
d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $637 as of August 31, 2012.

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

Commencing on March 22, 2013, holders of Series A Preferred Stock are entitled to receive cumulative dividends on the Liquidation Preference (initially $1,000 per share), computed on the basis of a 360-day year of twelve 30-day months at a rate equal to 6% per annum, compounded quarterly on the last day of each March, June, September and December. Accrued and unpaid dividends also will be paid on the date of any redemption or on any liquidation, dissolution or winding-up of the Company. Dividends will be paid in kind each quarter, by adding the amount of the accrued and unpaid dividend to the Liquidation Preference amount of each share of Series A Preferred Stock (the “Accreted Dividend Amount”). The Accreted Dividend Amount will constitute part of the Liquidation Preference of each share of Series A Preferred Stock as of each applicable quarterly dividend payment date and dividends will begin to accrue on each Accreted Dividend Amount beginning on the date on which such amount is added to the Liquidation Preference amount of each share of Series A Preferred Stock. However, all dividends due and payable on the date that the Liquidation Preference of a share of Series A Preferred Stock becomes due and payable will be payable in cash on such date. Upon an Early Redemption Event, dividends shall accrue while such event is continuing at the rate equal to the rate for the most recently issued actively traded ten year U.S. Treasury security, plus 10.0%. An “Early Redemption Event” means if (a) the Company (i) defaults in its obligation to pay the amounts in connection with a redemption of the Series A Preferred Stock and such default continues unremedied for three business days; (ii) breaches in material respect any of its representations or warranties contained in the Note Purchase Agreement, the Note or other document delivered in connection therewith; (iii) breaches certain covenants under the Note Purchase Agreement or other document delivered in connection therewith (subject to applicable grace periods); (iv) defaults (A) in any payment of any indebtedness in excess of $5,500 or (B) defaults in the observance of any condition or agreement in respect of any such indebtedness, and as a consequence of such default, such indebtedness becomes due and payable prior to its stated maturity; (v) commences certain bankruptcy or similar proceedings or has a bankruptcy or similar proceeding commenced against it that is not dismissed within the applicable grace period; or (b) a material provision of the Note Purchase Agreement, the Note or other agreement delivered in connection therewith ceases to be effective.

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of August 31, 2012, API is obligated to issue a remaining approximately 603,469 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 562,200 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 1,340,477 options and RSUs during the nine months ended August 31, 2012 (Note 14). The option grants were valued using the Black-Scholes option-pricing model.

14. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and further amended the plan on June 3, 2011 to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,374,452 shares are available for issuance pursuant to options, RSUs, or stock as of August 31, 2012. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2012, there was $2,220 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2012 to 2016.

During the nine months ended August 31, 2012 and 2011, $1,934 and $2,772, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	August 31, 2012	August 31, 2011
Expected volatility	89.5%	97.4%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	0.91%	1.93%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—May 31, 2011	2,285,999	$5.74
Less forfeited	(178,858)	$5.64
Exercised	(332,550)	$5.53
Issued	145,000	$6.86

Stock Options outstanding—November 30, 2011	1,919,591	$5.72
Less forfeited	(248,826)	$4.88
Exercised	—	$—
Issued	1,025,000	$3.51

Stock Options outstanding—August 31, 2012	2,695,765	$5.06

Stock Options exercisable—August 31, 2012	1,514,848	$5.89

Restricted stock unit activity under the 2006 Equity Compensation Plan, for the nine month period ended August 31, 2012 is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	51,000	$6.43

RSUs outstanding—November 30, 2011	51,000	$6.43
Issued	315,477	$3.61
Exercised—Stock issued	(218,477)	$3.56

RSUs outstanding—August 31, 2012	148,000	$4.43

RSUs exercisable—August 31, 2012	21,000	$6.61

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at August 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	1,088,002	$3.03	9.45	$457	21,000	$0.00	$65
$3.56 – $ 4.99	36,334	$3.56	8.15	$—	7,669	$3.56	$—
$5.00 – $ 6.99	1,700,177	$5.87	6.15	$—	1,488,258	$5.84	$—
$7.00 – $ 20.00	19,252	$11.83	5.23	$—	18,923	$11.89	$—

	2,843,765		7.43	$457	1,535,850		$65

The intrinsic value is calculated as the excess of the market value as of August 31, 2012 over the exercise price of the shares. The market value as of August 31, 2012 was $3.09 as reported by the NASDAQ Stock Market.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended August 31:

	(in thousands)
	2012	2011
Supplemental Cash Flow Information
Cash paid for income taxes	$74	$269
Cash paid for interest	$11,555	$1,783

16 . EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Weighted average shares-basic	55,365,978	52,404,074	55,296,470	39,187,102
Effect of dilutive securities	*	11,997	*	*

Weighted average shares—diluted	55,365,978	52,416,071	55,296,470	39,187,102

Basic EPS and diluted EPS for the three and nine months ended August 31, 2012 and 2011 have been computed by dividing the net income by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement. We consider outstanding options, warrants, RSUs and shares of Preferred Stock in computing diluted net income per share only when they are dilutive. For the three and nine months ended August 31, 2012 and nine months ended August 31, 2011, all outstanding options and RSUs (aggregating 2,843,765 and 2,021,341 incremental shares as of August 31, 2012 and August 31, 2011, respectively), warrants (for 955,362 shares of common stock as of August 31, 2012 and August 31, 2011), and shares of Series A Preferred Stock (representing 4,333,333 shares of common stock as of August 31, 2012), have been excluded from the computation of diluted EPS as they are anti-dilutive due to losses generated in these periods.

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

18. INCOME TAXES

For the three and nine month periods ended August 31, 2012 , the Company’s effective income tax rates were 2.1% and 2.7%, respectively, and 494.9% and 51.4% for the three and nine month periods ended August 31, 2011, respectively, compared to an applicable U.S. federal statutory income tax rate of 34.0%. The difference between the effective tax rate and U.S. statutory tax as of August 31, 2012 is primarily due to the goodwill impairment, amortization and write-off of debt discounts related to the convertible debt, which are not-deductible for income tax purposes. For the three months ended August 31, 2012, the Company also recorded valuation allowances on deferred tax assets due to cumulative losses.

As of August 31, 2012, the Company has no significant unrecognized tax benefits.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties. As of August 31, 2012, $360 of penalties were accrued for late tax return filings for 2011.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2008 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2008 to the present.

19. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

In May 2012, the Company announced the restructuring of its EMS business (“EMS restructuring”) in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The Company anticipates the EMS restructuring will be substantially completed by the end of fiscal 2012. As of August 31, 2012, the Company reduced its EMS workforce by approximately 10%, which represents approximately 2% of its global workforce.

The Company estimates that approximately $418 relates to cash outlays, primarily due to employee separation expense. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$418
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	1,925

Accumulated restructuring charges at August 31, 2012	10,609
Cash payments	(418)
Non-cash charges	(10,191)

Balance, August 31, 2012	$—

In 2010, the Company started a restructuring plan (“2010 Restructuring Plan”). During the nine months ended August 31, 2012 restructuring expenses included charges of approximately i) $983 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A., and consolidating certain parts of its operations in its leased facility in Windber, P.A and ii) $2,177 related to workforce reductions and other expenses related to consolidating certain parts of its C-MAC operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of August 31, 2012.

As of August 31, 2012 and November 30, 2011, the following table represents the details of restructuring charges with respect to the 2010 Restructuring Plan:

Workforce Reduction Cost (in thousands)
Balance, May 31, 2011	$460
Restructuring charges	2,304

Accumulated restructuring charges at May 31, 2011	2,764
Cash payments	(1,984)
Non-cash charges	—

Balance, November 30, 2011	$780
Restructuring charges	3,160

Accumulated restructuring charges at August 31, 2012	3,940
Cash payments	(3,525)
Non-cash charges	—

Balance, August 31, 2012	$415

The remaining balance at August 31, 2012 is included in accounts payable and accrued liabilities.

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

The authoritative accounting guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Previously, the Company reported our segment information in two segments: Systems & Subsystems and Secure Systems & Information Assurance. To better highlight to investors its profitability and product offerings, beginning with the third quarter of fiscal 2012, the Company redefined its reportable operating segments based on the way in which the Chief Operating Decision Maker manages and evaluates the business. For this reason and consistent with authoritative guidance, the Company concluded that the EMS business should be reported as a separate segment, as this more closely aligns with its management organization and strategic direction. The Company also renamed the Systems & Subsystems segment to Systems, Subsystems & Components to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance segment. The Company’s operations are conducted in three principal business segments: Systems, Subsystems & Components (SSC), Secure Systems & Information Assurance (SSIA) and Electronic Manufacturing Services (EMS). The presentation of prior periods has been revised to conform to the new segments. Inter-segment sales are presented at their market value for disclosure purposes.

Nine months ended August 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$150,298	$19,131	$48,642	$—	$—	$218,071

Total revenue	150,298	19,131	48,642		—	218,071

Operating income before expenses below:	28,817	4,016	176	—	—	33,009
Corporate—head office expenses	—	—	—	6,374	—	6,374
Acquisition related charges	809	—	—	2,635	—	3,444
Restructuring	2,685	312	11,205	163	—	14,365
Depreciation and amortization	9,800	271	2,956	157	—	13,184
Goodwill impairment	24,192	—	87,108	—	—	111,300
Other expense	89	35	(94)	24,498	—	24,528
Income tax expense (benefit)	(197)	598	—	(4,187)	—	(3,786)

Net income (loss)	$(8,561)	$2,800	$(100,999)	$(29,640)	$—	$(136,400)

Segment assets—as at August 31, 2012	$237,936	$15,432	$136,351	$9,963	$—	$399,682
Goodwill included in assets—as at Aug. 31, 2012	$155,247	$—	$2,469	$—	$—	$157,716
Purchase of fixed assets, to August 31, 2012	$783	$5	$101	$—	$—	$889

Nine months ended August 31, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$57,167	$16,903	$48,418	$—	$—	$122,488

Total revenue	57,167	16,903	48,418	—	—	122,488

Operating income (loss) before expenses below:	4,561	477	(2,795)	—	—	2,243
Corporate—head office expenses	—	—	—	6,155	—	6,155
Corporate—acquisition related charges	—	—	—	12,798	—	12,798
Depreciation and amortization	3,454	304	2,770	34	—	6,562
Other (income) expenses	(174)	75	267	7,053	—	7,221
Income tax expense (benefit)	(15,895)	175	2	30	—	(15,688)

Net income (loss) from continuing operations	17,176	(77)	(5,834)	(26,070)	—	(14,805)
Loss from discontinued operations, net of tax	(36)	—	—	—	—	(36)

Net income (loss)	$17,140	$(77)	$(5,834)	$(26,070)	$—	$(14,841)

Segment assets—as at November 30, 2011	$316,149	$15,604	$162,862	$11,832	$—	$506,447
Goodwill included in assets—as at Nov. 30, 2011	$163,726	$—	$89,444	$—	$—	$253,170
Purchase of fixed assets, to August 31, 2011	$190	$639	$837	$—	$—	$1,666

Three months ended August 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$50,816	$4,651	$12,981	$—	$—	$68,448

Total revenue	50,816	4,651	12,981		—	68,448

Operating income before expenses below:	9,139	701	(404)	—	—	9,436
Corporate—head office expenses	—	—	—	1,800	—	1,800
Acquisition related charges	355	—	—	420	—	775
Restructuring	1,689	255	224	55	—	2,223
Depreciation and amortization	3,194	90	733	71	—	4,088
Goodwill impairment	24,192	—	108	—	—	24,300
Other expense	13	(34)	(405)	4,921	—	4,495
Income tax expense (benefit)	(50)	173	—	(702)	—	(579)

Net income (loss)	$(20,254)	$217	$(1,064)	$(6,565)	$—	$(27,666)

Purchase of fixed assets, to August 31, 2012	$502	$—	$—	$—	$—	$502

Three months ended August 31, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$45,848	$6,066	$17,317	$—	$—	$69,231

Total revenue	45,848	6,066	17,317	—	—	69,231

Operating income (loss) before expenses below:	6,907	574	231	—	—	7,712
Corporate—head office expenses	—	—	—	1,684	—	1,684
Corporate—acquisition related charges	—	—	—	—	—	—
Depreciation and amortization	3,222	92	1,121	11	—	4,446
Other (income) expenses	(9)	17	36	4,164	—	4,208
Income tax expense (benefit)	(13,203)	175	—	30	—	(12,998)

Net income (loss) from continuing operations	16,897	290	(926)	(5,889)	—	10,372
Loss from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$16,897	$290	$(926)	$(5,889)	$—	$10,372

Purchase of fixed assets, to August 31, 2011	$416	$112	$140	$—	$—	$668

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 10, 2012, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

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

Operating through three segments: Systems, Subsystems & Components (“SSC”), Electronic Manufacturing Services (“EMS”), and Secure Systems & Information Assurance (“SSIA”), we are positioned as a total engineered solution provider to various world governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products for critical applications, our solutions portfolio spans RF/microwave and microelectronics, electromagnetics, power products, sensors, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production and secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products. Previously, the Company reported our segment information in two segments: Systems & Subsystems and Secure Systems & Information Assurance. To better highlight to our investors our profitability and product offerings, beginning with the third quarter of fiscal 2012, we redefined our reportable operating segments, based on the way in which the Chief Operating Decision Maker manages and evaluates the business. For this reason and consistent with authoritative guidance, we concluded that the EMS business should be reported as a separate segment, as this more closely aligns with our management organization and strategic direction. We also renamed the Systems & Subsystems segment to Systems, Subsystems & Components to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance segment.

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

On March 19, 2012 we completed the acquisition of substantially all of the assets of RTIE Electronics (“RTIE”) for a total purchase price of approximately $2.3 million, with $1.5 million payable in cash at closing and the remainder pursuant to a Promissory Note of approximately $0.8 million payable in 24 equal monthly installments. Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues in the year ended December 31, 2011 of approximately $5.3 million from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

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

On June 1, 2011, API completed the acquisition of Spectrum Control, Inc. (“Spectrum”) through the merger of Erie Merger Corp., a wholly owned subsidiary of API, with and into Spectrum. Spectrum is a leading designer and manufacturer of high performance, custom solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the merger, each share of common stock of Spectrum was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $273.3 million, including the value of stock options cashed-out as a result of the merger. The Spectrum acquisition has significantly expanded our Systems, Subsystems & Components revenues, including approximately $109.5 million to net revenues for the nine months ended August 31, 2012. In addition, we added Spectrum’s manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; Philadelphia, Pennsylvania; Grass Valley, California; Marlborough, Massachusetts; Hudson, New Hampshire; Auburn, New York; Wesson, Mississippi; Juarez, Mexico; and Guang Dong Province, China.

Also on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200.0 million and a $15.0 million secured revolving credit facility. On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Morgan Stanley and the lenders a party thereto from time to time, to provide for a secured term loan facility in the principal amount of $170.0 million and a $15.0 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5.0 million. The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that we will apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement. On March 22, 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Credit Agreement. Pursuant to the terms of the Second Amendment, an aggregate principal amount of $16.0 million in new term loans (the “New Term Loans”) were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. See “Liquidity and Capital Resources“ below for a further description of the Second Amendment.

On June 27, 2011 we completed a private placement of approximately $31.0 million of common stock at a price of $6.50 per share.

Commencing in 2010, we began cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the nine months ended August 31, 2012, we also consolidated certain parts of our C-MAC operations. These changes have resulted in an anticipated reduction of approximately $26.0 million in annual costs.

On May 31, 2012, we approved a restructuring plan (the “EMS restructuring”) for our EMS lines within our EMS business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. It is anticipated that the EMS restructuring will be substantially completed by the end of fiscal 2012.

As at May 31, 2012, given lower than projected revenues and our outlook for the EMS business, we determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. We performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing the 10-Q for May 31, 2012, we determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87.0 million. During the third quarter of fiscal 2012, we completed our impairment analysis for the second step of the prior segments as of May 31, 2012, and determined that an additional $24.3 million write-down of goodwill was required.

Operating Revenues

We derive operating revenues from our three principal business segments: Systems, Subsystems & Components (“SSC”); Electronic Manufacturing Services (“EMS”); and Secure Systems & Information Assurance (“SSIA”). The acquisitions of C-MAC on March 22, 2012, Spectrum on June 1, 2011 and the asset acquisitions of RTIE on March 19, 2012 and CMT on November 29, 2011 significantly expanded our Systems, Subsystems & Components revenues. The operations of SenDEC and the KGC Companies are now reflected in our EMS segment (previously reported as part of the Systems, Subsystems & Components segment). The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems, Subsystems& Components (SSC) Revenue includes high-performance RF/microwave, electromagnetic, power, sensor, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from various world governments, including militaries, defense organizations, aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

Electronic Manufacturing Services (EMS) Revenue includes high speed surface mount circuit card assemblies, electromechanical assemblies, system and integrated level solutions used in high-reliability defense, industrial, and commercial applications. The main demand today for our EMS products come from various world governments, including militaries, defense organizations, aerospace, space, homeland security, prime defense contractors and manufacturers of industrial and commercial products.

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation products and services, ruggedized computers and peripherals, network security appliances and software. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other NATO and European Union countries. These products and systems include: TEMPEST and Emanation products and services, ruggedized computers and peripherals, network security appliances and software.

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at August 31, 2012 was approximately $148.2 million compared to $142.5 million at November 30, 2011. The increase primarily relates to $31.4 million of additional backlog from the C-MAC acquisition, partially offset by lower EMS bookings during the first nine months of fiscal 2012.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We have very little insight on the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended August 31, 2012 and August 31, 2011

The following discussion of results of operations is a comparison of our three months ended August 31, 2012 and 2011.

Operating Revenue

	(dollar amounts in thousands) Three months ended August 31,
	2012	2011	% Change
Revenues by segments:
SSC	$50,816	$45,848	10.8%
EMS	12,981	17,317	(25.0)%
SSIA	4,651	6,066	(23.3)%

	$68,448	$69,231	(1.1)%

We recorded a 1.1% decrease in overall revenues for the three months ended August 31, 2012 over the same period in 2011. The decrease is mainly attributed to the decrease in revenues in our EMS segment, partially offset by the impact of the acquisitions of C-MAC on March 22, 2012, RTIE on March 19, 2012 and CMT on November 29, 2011, which together represented approximately $10.4 million of revenue for the SSC segment for the three months ended August 31, 2012. During the three months ended August 31, 2012, the increase in our SSC segment revenues as a result of acquisitions was partially offset by lower revenues in the defense market. The SSIA results include lower revenue generated by our subsidiaries in the U.K. as a result of the completion of one program with a new customer and in the U.S. from lower revenue from several existing customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended August 31,
	2012	2011
Gross margin by segments:
SSC	24.1%	27.4%
EMS	11.3%	11.4%
SSIA	33.3%	34.1%
Overall	22.3%	24.0%

Our combined gross margin for the three months ended August 31, 2012 decreased by approximately 1.7 percentage points compared to the three months ended August 31, 2011. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales increased in the three months ended August 31, 2012 from 76.0% to 77.7% compared to the same period last year. The SSC segment cost of sales increased by 3.3 percentage points compared to the same period in 2011, primarily due to higher restructuring costs related to the C-MAC acquisition incurred in the quarter ended August 31, 2012. The EMS segment cost of sales for the three months ended August 31, 2012 remained consistent with the same period in 2011. The SSIA segment realized a small increase in cost of sales mainly as a result of a product mix shift to customers with a slightly lower margin. Combined restructuring costs recorded in the three months ended August 31, 2012 were approximately $1.7 million compared to approximately $0.0 million in the comparable period of 2011.

On May 31, 2012, we approved the EMS restructuring plan for our EMS business in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from the Company’s combined EMS operations, contain costs, reduce the Company’s exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. It is anticipated that the EMS restructuring will be substantially completed by the end of fiscal 2012.

General and Administrative Expenses

General and administrative expenses decreased to approximately $6.9 million for the three months ended August 31, 2012 from $7.5 million for the three months ended August 31, 2011. The decrease is primarily a result of cost reductions following restructuring initiatives and lower stock based compensation, partially offset by higher amortization and the acquisition of C-MAC in March 2012, which increased general and administrative expenses by approximately $0.7 million for the three months ended August 31, 2012. As a percentage of sales, general and administrative expenses were 10.0% for the three months ended August 31, 2012, compared to 10.8% for the three months ended August 31, 2011.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31,
	2012	% of sales	2011	% of sales
Depreciation and Amortization	$2,015	2.9%	$2,348	3.4%
Accounting and Administration	$1,302	1.9%	$1,967	2.8%
Stock based compensation	$409	0.6%	$(45)	(0.1)%
Professional Services	$186	0.3%	$571	0.8%

Selling Expenses

Selling expenses from continuing operations decreased to approximately $3.9 million for the three months ended August 31, 2012 from approximately $4.5 million for the three months ended August 31, 2011. The decrease was largely due to cost reductions following restructuring initiatives, partially offset by the inclusion of selling expenses related to the acquisition of C-MAC and CMT on March 22, 2012 and November 29, 2011, respectively. As a percentage of sales, selling expenses were 5.7% for the three months ended August 31, 2012, compared to 6.4% for the three months ended August 31, 2011.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31,
	2012	% of sales	2011	% of sales
Payroll Expense – Sales	$1,823	2.7%	$2,067	3.0%
Commissions	$1,299	1.9%	$1,340	1.9%
Advertising	$189	0.3%	$323	0.5%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $2.7 million for the three months ended August 31, 2012 compared to approximately $2.4 million for the three months ended August 31, 2011. The increase was largely due to the inclusion of approximately $0.7 million research and development expenses related to the acquisition of C-MAC on March 22, 2012. As a percentage of sales, research and development expenses were 3.9% for the three months ended August 31, 2012, compared to 3.5% for the three months ended August 31, 2011.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended August 31, 2012, business acquisition charges of approximately $0.8 million related to the C-MAC and RTIE acquisitions compared to approximately $0.0 million for the three months ended August 31, 2011.

Operating Income

We posted operating income from continuing operations for the three months ended August 31, 2012 of approximately $0.6 million compared to operating income of approximately $1.6 million for the three months ended August 31, 2011. The reduction in operating income of approximately $1.0 million is primarily attributed to the increased acquisition costs and restructuring charges primarily related to the C-MAC acquisition, partially offset by improved overall results in our SSC segment as a result of the C-MAC, RTIE and CMT acquisitions, the implementation of consolidation efforts and cost cutting measures.

Other Expenses (Income)

Total other expense for the three months ended August 31, 2012 amounted to approximately $28.8 million, compared to other expense of $4.2 million for the three months ended August 31, 2011.

The increase in other expense in the three month period ended August 31, 2012, compared to the comparable period in 2011 is largely attributable to a $24.3 million impairment to goodwill and increased amortization of note discounts and deferred financing costs.

Income Taxes

Income taxes amounted to a net benefit of approximately $0.6 million for the three months ended August 31, 2012 compared to a net benefit of $13.0 million in the three months ended August 31, 2011. The benefit during the three months ended August 31, 2012, is primarily due to tax losses incurred during the period. The current provision is less than the statutory tax rate due to non-deductible expenses including goodwill impairment and valuation allowances placed upon the deferred tax assets. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the three months ended August 31, 2012 or 2011. Discontinued operations relate to the sale of the assets of our nanotechnology operations in June 2010.

Net income (loss)

We recorded a net loss for the three months ended August 31, 2012 of approximately $27.7 million, compared to net income of approximately $10.4 million for the three months ended August 31, 2011. The increase in net loss is largely due to goodwill impairment of $24.3 million, lower income tax benefits, higher amortization of note discounts, business acquisition charges and restructuring expenses, partially offset by the additional operating income from the acquisition of C-MAC, RTIE and CMT and the implementation of consolidation efforts.

Results of Operations for the Nine Months Ended August 31, 2012 and August 31, 2011

The following discussion of results of operations is a comparison of our nine months ended August 31, 2012 and 2011.

Operating Revenue

	(dollar amounts in thousands) Nine months ended August 31,
	2012	2011	% Change
Revenues by segments:
SSC	$150,298	$57,167	162.9%
EMS	48,642	48,418	0.5%
SSIA	19,131	16,903	13.2%

	$218,071	$122,488	78.0%

We recorded a 78.0% increase in overall revenues for the nine months ended August 31, 2012 over the same period in 2011. The increase is mainly attributed to the acquisition of C-MAC on March 22, 2012, RTIE on March 19, 2012, CMT on November 29, 2011 and Spectrum on June 1, 2011, which together represented approximately $93.0 million of incremental revenue for the SSC segment for the nine months ended August 31, 2012. Overall EMS revenues remained fairly consistent, primarily a result of higher commercial sales volumes in one of our Pennsylvania locations during the nine months ended August 31, 2012, offset by lower sales volumes at our EMS facility in New York. The SSIA results include additional revenue generated by our subsidiary in the United Kingdom from two new customers and from existing customers at our subsidiary in Canada.

Operating Expenses

Cost of Revenue and Gross Margin

	Nine months ended August 31,
	2012	2011
Gross margin by segments:
SSC	29.3%	25.8%
EMS	(15.5)%	6.6%
SSIA	36.1%	32.2%
Overall	19.9%	19.1%

Our combined gross margin for the nine months ended August 31, 2012 increased by approximately 0.8 percentage points compared to the nine months ended August 31, 2011. Gross margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency and restructuring activities. Overall cost of revenue from continuing operations as a percentage of sales decreased in the nine months ended August 31, 2012 from 80.9% to 80.1% compared to the same period last year. The SSC segment cost of sales decreased 3.5 percentage points compared to the same period in 2011, mainly as a result of product mix from the acquisitions of Spectrum and C-MAC and reduced cost of sales as a result of consolidating manufacturing operations as part of our restructuring initiatives. The EMS segment cost of sales increased 22.1 percentage points compared to the same period in 2011, mainly as a result of restructuring costs including a $7.4 million impairment of inventory. The SSIA segment realized a decrease in cost of sales mainly as a result of additional higher margin revenue from two customers in the United Kingdom and the Company realizing benefits achieved through the consolidation efforts and cost cutting measures. Restructuring costs recorded in the nine months ended August 31, 2012 were approximately $9.6 million compared to approximately $1.3 million in the comparable period of 2011.

On May 31, 2012, the Company approved the EMS restructuring plan for its EMS lines in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from the Company’s combined EMS operations, contain costs, reduce the Company’s exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline the Company’s operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. It is anticipated that the EMS restructuring will be substantially completed by the end of fiscal 2012.

As of August 31, 2012, we completed headcount reductions of approximately 40 positions as part of the EMS restructuring, which is approximately 10% of our EMS workforce and 2% of our global workforce. The EMS restructuring resulted in pre-tax restructuring charges of approximately $10.6 million. This includes approximately $0.4 million in severance and related charges, $7.4 million in inventory write-downs, approximately $1.9 million in lease restructuring costs, and $0.9 million in impairment of fixed assets. We incurred approximately $0.4 million in cash expenditures under the EMS restructuring, which were primarily severance and severance related expenses, and do not anticipate any significant cash outlays related to the disposition of assets impaired under the EMS restructuring.

General and Administrative Expenses

General and administrative expenses increased to approximately $19.8 million for the nine months ended August 31, 2012 from $18.8 million for the nine months ended August 31, 2011. The increase is primarily a result of higher amortization, the addition of C-MAC in March 2012 and Spectrum in June 2011, which increased general and administrative expenses by approximately $1.6 million, and $4.6 million, respectively, for the nine months ended August 31, 2012, partially offset by lower stock based compensation and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 9.1% for the nine months ended August 31, 2012, compared to 15.4% for the nine months ended August 31, 2011.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31,
	2012	% of sales	2011	% of sales
Depreciation and Amortization	$7,167	3.3%	$3,245	2.6%
Accounting and Administration	$3,736	1.7%	$4,422	3.6%
Stock based compensation	$1,769	0.8%	$2,094	1.7%
Professional Services	$1,617	0.7%	$2,236	1.8%

Selling Expenses

Selling expenses from continuing operations increased to approximately $11.8 million for the nine months ended August 31, 2012 from approximately $8.6 million for the nine months ended August 31, 2011. The increase was largely due to the inclusion of selling expenses related to the acquisition of C-MAC and Spectrum on March 22, 2012, and June 1, 2011, respectively. As a percentage of sales, selling expenses were 5.4% for the nine months ended August 31, 2012, compared to 7.0% for the nine months ended August 31, 2011.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31,
	2012	% of sales	2011	% of sales
Payroll Expense – Sales	$5,821	2.7%	$4,399	3.6%
Commissions	$3,775	1.7%	$2,201	1.8%
Advertising	$622	0.3%	$348	0.3%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $7.9 million for the nine months ended August 31, 2012 compared to approximately $3.5 million for the nine months ended August 31, 2011. The increase was largely due to the inclusion of research and development expenses related to the acquisitions of C-MAC, CMT, and Spectrum on March 22, 2012, November 29, 2011 and June 1, 2011, respectively. As a percentage of sales, research and development expenses were 3.6% for the nine months ended August 31, 2012, compared to 2.9% for the nine months ended August 31, 2011.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the nine months ended August 31, 2012, business acquisition charges of approximately $3.4 million related to the C-MAC, CMT and Spectrum acquisitions compared to approximately $12.8 million for the nine months ended August 31, 2011 associated with the completion of the SenDEC and Spectrum acquisitions.

Operating Loss

We posted an operating loss from continuing operations for the nine months ended August 31, 2012 of approximately $4.4 million compared to an operating loss of approximately $23.3 million for the nine months ended August 31, 2011. The reduction in operating losses of approximately $18.9 million is attributed to the improved overall results in our SSC segment as a result of the C-MAC, RTIE, CMT and Spectrum acquisitions, the implementation of consolidation efforts and cost cutting measures, and lower business acquisition and related charges, partially offset by increased restructuring costs, including those with respect to the EMS restructuring plan.

Other Expenses (Income)

Total other expense for the nine months ended August 31, 2012 amounted to approximately $135.8 million, compared to other expense of $7.2 million for the nine months ended August 31, 2011.

The increase in other expense is largely attributable to a $111.3 million goodwill impairment, an increase in interest expense of approximately $6.9 million from higher debt levels throughout the nine month period ended August 31, 2012, compared to the prior year, and from the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the nine months ended August 31, 2012, partially offset by reduced amortization of note discounts and deferred financing costs as a result of the debt extinguishment during the nine months ended August 31, 2011. The increase in net other expense was also partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition in the nine months ended August 31, 2012.

Income Taxes

Income taxes amounted to a net benefit of approximately $3.8 million for the nine months ended August 31, 2012, compared to income tax benefit of approximately $15.7 million for the nine months ended August 31, 2011. The benefit during the nine months ended August 31, 2012 is primarily related to current year-to-date tax losses. The current provision is less than the statutory tax rate due to non-deductible expenses including goodwill impairment and the write-off of debt discounts related to the convertible debt, as well as, the recording of a valuation allowance against deferred tax assets due to a history of cumulative losses. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the nine months ended August 31, 2012, compared to a loss of approximately $36,000 in the same period of fiscal 2011. The loss was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net loss

We recorded a net loss for the nine months ended August 31, 2012 of approximately $136.4 million, compared to a net loss of approximately $14.8 million for the nine months ended August 31, 2011. The increase in net loss is largely due to the $111.3 million goodwill impairment, lower tax benefits, higher restructuring and other expenses, including interest and amortization of note discounts, partially offset by lower business acquisition and related charges, the reversal of previously accrued earn-out payments related to the SenDEC acquisition, the additional operating income from the acquisitions of C-MAC, RTIE, CMT and Spectrum, and the implementation of consolidation efforts.

Liquidity and Capital Resources

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At August 31, 2012, we held cash and cash equivalents of approximately $15.8 million compared to $15.7 million at November 30, 2011.

Cash generated by continuing operating activities of approximately $3.0 million for the nine months ended August 31, 2012 was higher than cash used by continuing operations of approximately $21.0 million for the nine months ended August 31, 2011. The increase in cash generated by continuing operating activities resulted primarily from lower business acquisition and related charges, higher product sales, and higher collection activities during the nine months ended August 31, 2012 compared to the same period in 2011. The increase was partially offset by higher interest payments in the nine months ended August 31, 2012.

Cash used by investing activities for the nine months ended August 31, 2012 was approximately $30.5 million, which consisted of approximately $29.0 million used for the purchase of C-MAC and RTIE and $2.0 million for the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building. Cash used in investing activities for the nine months ended August 31, 2011 consisted mainly of approximately $266.0 million used to purchase Spectrum, partially offset by approximately $32.4 million of cash acquired in the SenDEC acquisition.

Cash generated by financing activities for the nine months ended August 31, 2012 totaled approximately $27.6 million, and resulted from the net proceeds associated with the New Term Loans and the Note, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement. During the nine months ended August 31, 2011 cash generated by financing of approximately $266.1 million consisted mainly of the proceeds from i) net proceeds of approximately $158.7 million from term loans issued to Morgan Stanley, ii) a private placement of approximately $31.8 million in June 2011, and ii) a private placement of approximately $105.5 million in March 2011, partially offset by the repayment of $3.7 million in short-term borrowings, $20.0 million promissory notes and $9.1 million sellers’ notes issued in connection with the acquisition of the assets of the KGC Companies, and the repayment of certain capital lease obligations.

As of August 31, 2012, the Company had $15.0 million available under the Credit Agreement to meet its cash requirements. Accrued interest on the revolving loans and term loans is due and payable in arrears at the end of each of our fiscal quarters, provided that revolving loans and term loans accruing interest based upon the LIBOR rate are due and payable at the end of each applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months).

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

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default. Under certain circumstances, the occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Credit Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the credit facility. If the Company were unable to obtain a waiver for a breach of covenant and the bank accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment. In addition, if our cash is utilized to repay any outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

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

As at August 31, 2012, the Company was in compliance with its financial covenants under the Credit Agreement, as amended.

We believe that (i) our available cash and cash equivalents, (ii) funds available under our Credit Agreement, and (iii) future cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, dividends, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacement or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current shareholders’ ownership interests.

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

Off-Balance Sheet Arrangements

During the six-month transition period ended November 30, 2011 and the nine months ended August 31, 2012, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Transition Report on Form 10-K for the six-month period ended November 30, 2011, in this Quarterly Report on Form 10-Q and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, the ability to effectively integrate acquired companies, our ability to maintain compliance with our financial covenants, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2012.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 17 “Commitments” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–”Risk Factors” in our Transition Report on Form 10-K for the transition period ended November 30, 2011 except, as previously disclosed in our Quarterly Report for the quarterly period ended May 31, 2012, the risk factor “Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised“ is revised as follows:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: October 10, 2012	By:	/S/ PHIL REHKEMPER
Phil Rehkemper
Chief Financial Officer (Duly Authorized Officer)