Form 10-K
period 2012-11-30
API Technologies Corp.
filed 2013-02-12
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $84,540,316

As of February 4, 2013, the Company had 54,768,617 shares of common shares issued and outstanding.

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

Overview of the Company

API Technologies Corp. (“we,” “us,” “our,” the “Company,” or “API”) through its three business segments—Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA)—designs, develops and manufactures systems, subsystems, RF and secure solutions, as well as provides electronics manufacturing and high-quality engineering services for technically demanding, high-reliability applications. Solutions areas include Systems, Subsystems and Components (including RF/microwave and microelectronics products, electromagnetics, power and systems solutions products, and sensors), Secure Systems and Information Assurance (including TEMPEST and emanation security, rugged communications products, encryption, and secure networking products), and Electronics Manufacturing Services (EMS), which involves the production of circuit card assemblies, electromechanical assemblies, and box builds used in defense, industrial and commercial applications.

We own and operate several state-of-the-art manufacturing facilities throughout North America, the United Kingdom, Mexico and China. Our customer base spans defense, aerospace, industrial, communications, medical, and government agencies, including the governments of the United States, Canada, the United Kingdom, and other NATO countries, many of which outsource part of their defense subcontracting requirements to us as a result of the combination of our design, development and manufacturing expertise.

We sell our products through direct sales force and applications engineering staff, a network of independent sales representatives, and distributors, as well as through our web site.

We currently have business offices throughout North America, the United Kingdom, and Germany. Our executive corporate office is located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, FL 32819, and our telephone number at that location is (407) 876-0279. Our website, which contains links to our financial information and our filings with the SEC, is www.apitech.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, on or through our website at the “Investor Relations” section, as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. The content on our website is available for information purposes only and is not incorporated by reference. Our common stock trades on the NASDAQ Capital Market under the symbol “ATNY.”

On June 3, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The Company believes that this change in fiscal year will better align its financial planning and reporting cycles with the seasonality of its business. This Report on Form 10-K reports our financial results for the twelve month period ended November 30, 2012 (our first full fiscal year since the fiscal year-end change), which we refer to as fiscal 2012. We filed a Transition Report on Form 10-K for the six month period of June 1, 2011 through November 30, 2011, which we refer to as the “transition period.” References to fiscal 2011 and fiscal 2010 in this report refer to the fiscal years ended May 31, 2011 and 2010, respectively.

Recent Developments

Subsequent to fiscal 2012, we refinanced substantially all of our indebtedness. We entered into (i) a Credit Agreement (the “Term Loan Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto and Guggenheim Corporate Funding, LLC, as administrative agent, that provides for a $165.0 million term loan facility; and (ii) a Credit Agreement (the “Revolving Loan Agreement”), by and among the Company and certain of its U.S. subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and UK security trustee, that provides for a $50.0 million revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for a revolving borrowing base credit facility that is available to certain of the Company’s United Kingdom subsidiaries, a $10.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swingline loans. The proceeds of both loan facilities were used to refinance and pay in full the Company’s existing credit facility by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, to payoff the term loan facility with Lockman Electronics Holdings Limited, and to pay fees, costs and expenses associated with the refinancing.

During fiscal 2012, we completed the following transactions:

Purchase of C-MAC—On March 22, 2012, we, through our subsidiary API Technologies (UK) Limited (“API UK”), acquired the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”) for a total purchase price of £21.0 million (approximately $33.0 million), including the assumption of C-MAC’s loan facility. C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors.

After closing the purchase of C-MAC, we raised $16.0 million of capital in a private placement through the form of a $26.0 million convertible subordinated note (the “Note”).

Series A Mandatorily Redeemable Preferred Stock—On March 22, 2012, our Board approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to (i) increase the number of our shares of common stock from 100,000,000 to 250,000,000 shares, and (ii) authorize the issuance by the Company’s Board of Directors of up to 10,000,000 shares of Preferred Stock, in one or more series. Our Board of Directors also authorized, subject to the effectiveness of such amendment to the Charter, the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” (which we also refer to as Series A Preferred Stock) pursuant to a Certificate of Designation (“Certificate of Designation”). Pursuant to the Certificate of Designation, we are authorized to issue 1,000,000 shares of Series A Preferred Stock. Shareholders owning a majority of our common stock on March 22, 2012 approved such actions by a written consent and on May 16, 2012, we filed the amendment to the Charter and filed the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they became effective. At such time, the Note, in accordance with its terms, converted into 26,000 shares of Series A Preferred Stock.

Purchase of RTI Electronics—On March 19, 2012 we completed the acquisition of substantially all of the assets of RTI Electronics (“RTIE”) for a total purchase price of approximately $2.3 million, with $1.5 million payable in cash at closing and the remainder pursuant to a Promissory Note of approximately $0.8 million payable in 24 equal monthly installments. Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues in the year ended December 31, 2011 of approximately $5.3 million from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

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

Also on June 1, 2011, in connection with the Spectrum acquisition, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200.0 million and a $15.0 million secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5.0 million. The Credit Agreement was subsequently amended and restated, which we refer to as the Credit Agreement, on June 27, 2011 to provide for a secured term loan facility in the principal amount of $170.0 million and $15.0 million secured revolving credit facility. The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that the Company shall apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement.

API on June 27, 2011 also completed a private placement of approximately $31.0 million of common shares at a price of $6.50 per share, the proceeds if which were used to finance the closing of the Spectrum acquisition.

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

During fiscal 2011, we completed the following transaction:

Purchase of SenDEC—On January 21, 2011, we acquired SenDEC Corp., a New York corporation, which we refer to as SenDEC (the “SenDEC Merger”). In the SenDEC Merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30.0 million of cash, in exchange for the issuance of 22,000,000 shares of API Common Stock to Vintage Albany Acquisition, LLC (“Vintage”). SenDEC is a leading defense and industrial electronics manufacturing services company headquartered in Fairport, New York.

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14.0 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. The fair value of this obligation was initially estimated to be $2.2 million and was previously recorded in Accounts payable and accrued expenses. During the quarter ended May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company reduced the fair value of this obligation to $nil. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11.0 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012. As of November 30, 2012 no amount has been recorded related to this bonus plan.

During fiscal 2010, we completed the following transactions:

Purchase of Assets of the KGC Companies—On January 20, 2010, API and three of its subsidiaries (the “API Pennsylvania Subsidiaries”), entered into an asset purchase agreement with Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) pursuant to which the API Pennsylvania Subsidiaries purchased substantially all of the assets of the KGC Companies, which included defense subcontractors specializing in highly engineered systems and robotics for the defense, aerospace and communication industries. The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27.6 million, consisting of (i) $24.0 million, comprised of $14.0 million of cash paid at closing and a $10.0 million short term note (the “Sellers’ Note”) dated January 20, 2010 and entered into and made by the API Pennsylvania Subsidiaries in favor of the KGC Companies and (ii) 800,000 shares of API common stock payable as follows: 250,000 shares of common stock were issued and delivered at closing, 250,000 shares of common stock were to be issued and delivered on the first anniversary of the closing and 300,000 shares of common stock were to be issued and delivered on the second anniversary of the closing. The shares issued and to be issued was valued at $5.60 per share, the fair value of the common shares at the transaction date. Of the 550,000 shares that have not been delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2.4 million. During December 2010, there was a $0.9 million downward adjustment to the principal amount of the Sellers’ Note and during April 2011 the Sellers’ Note was fully repaid. The Company is in the process of negotiating certain indemnification matters with Kuchera Industries LLC (the “Payee”) under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc. and KII, Inc., as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims and the litigation described in Note 20 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements contained in this report.

Purchase of Assets of Cryptek—On July 7, 2009, we acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”) through foreclosure on API Cryptek Inc.’s security interest and liens on the Cryptek assets, and subsequent sale under the Uniform Commercial Code. Our subsidiary, API Cryptek Inc., was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek Inc. under loan documents previously purchased by API Cryptek Inc. for $5.0 million. API Cryptek Inc. develops and delivers security solutions to various industries and government agencies as well providing emanation security products and solutions. Products include secured communication products, including ruggedized computer products, network security appliances, and TEMPEST emanation prevention products. API Cryptek Inc. and its subsidiaries have offices in Sterling, Virginia, South Plainfield, New Jersey, Ottawa, Ontario and Gloucester, United Kingdom.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services that create value for our customers with responsive, high-quality and affordable solutions. Our strategy involves a flexible and balanced combination of organic growth, cost reductions and select strategic acquisitions, enabling us to grow the Company and create shareholder value. We intend to maintain and expand our position as a leading supplier of products, systems, subsystems, and services to the United States Department of Defense (“DoD”), other U.S. Government agencies, NATO, allied foreign governments and industrial and commercial customers, both domestic and international.

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

administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, including our manufacturing centers in Mexico and China. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales and effectively compete in a global marketplace.

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

•

Capitalize on the Emphasis on Transformation and Modernization. In recent years global government budgets, including the DoD budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision -guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent limited investment in future programs. The emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will be relatively strong. We believe our Systems, Subsystems & Components segment, which manufactures components for these items, is well positioned to benefit from the expected focus in those areas. With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-security operations. It will also be our continued strategy to focus on additional acquisition activity to expand our capabilities in these areas and to further enhance our organic growth.

•

Pursuing Strategic Acquisitions. We periodically review and evaluate potential strategic acquisitions, and we may supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs and contracts, or provide access to select customers and provide attractive returns on investment.

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

Corporate Organization and History

API was incorporated on February 2, 1999 under the laws of the State of Delaware under the name Rubincon Ventures Inc. On November 6, 2006, we completed the business combination among API, API Nanotronics Sub, Inc., which we refer to as API Sub, and API Electronics Group Corp., which we refer to as API Ontario. In this business combination, which occurred under Ontario law, API combined with API Ontario, and API Ontario became API’s wholly-owned indirect subsidiary. The holders of common shares of API Ontario were given the right to receive either 0.83 API common shares (which number reflects a subsequent share split and reverse share splits), or if the shareholder elected and was a Canadian taxpayer, 0.83 Exchangeable Shares of API Sub (which number reflects a subsequent share split and reverse share splits). Any API Ontario common shares not exchanged into Exchangeable Shares or API common shares may be cancelled on November 6, 2016.

On November 6, 2006, API changed its name to “API Nanotronics Corp,” and subsequently changed its name to API Technologies Corp. on October 22, 2009.

Operational Restructuring

Commencing in 2010, we began cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the year ended November 30, 2012, we also consolidated certain parts of our C-MAC operations. These changes have resulted in an anticipated reduction of approximately $26.0 million in annual costs.

On May 31, 2012, we approved a restructuring plan (the “EMS restructuring”) for our EMS lines within our EMS business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially complete at the end of fiscal 2012.

Products and Services

Operating through three principal business segments—Systems, Subsystems & Components, Electronic Manufacturing Services and Secure Systems & Information Assurance—we are positioned as a total engineered solution provider to various world governments, as well as to the defense, aerospace, industrial, communications, and medical communities. The segments are distinguished by product and service offerings.

The Systems, Subsystems & Components segment includes the products and services of our operating subsidiaries Spectrum, API Defense Inc., API Defense USA Inc., API Systems Inc., National Hybrid Group, API Electronics, Inc., TM Systems, Keytronics, Filtran Limited, and CMT. The Electronic Manufacturing Services segment includes the products and services of our operating subsidiaries API Defense Inc., API Systems Inc and SenDEC. The Secure Systems & Information Assurance segment includes the products and services of our subsidiaries Cryptek, Emcon Emanation Control Inc., Secure Systems and Technologies and the Ion Networks division.

Our products and services fall within the following broad categories.

Systems, Subsystems & Components (SSC)

•	RF, Microwave and Millimeterwave Products

We develop and offer high-performance RF, microwave and millimeterwave solutions for defense, space, commercial and military aircraft, and industrial applications. In addition to offering one of the world’s largest selections of RF and microwave filters for high reliability applications, we specialize in the development of custom Integrated Microwave Assemblies (IMAs). Other featured products include components, antennas, single function assemblies, power amplifiers, agile frequency sources, Active Antenna Array, single and multi-channel Transmit/Receive modules that support Tactical Command and Control Data Links, Radar and SATCOM applications.

•	Microcircuits/Microelectronics

We develop microelectronics products for a broad range of defense, commercial, and industrial applications. Products span digital and mixed signal microcircuits, MIL-STD-1553 data bus products, power and general purpose hybrids and modules.

•	Electromagnetic Integrated Solutions (EIS)

We develop and offer custom and off-the-shelf components for EMC compliance, energy efficiency, and power management, used in defense, aerospace, medical, and industrial applications. The product line features a broad range of EMI filters, power filters, magnetics, thin film capacitors, coaxial filters, specialty connectors, and advanced ceramics.

•	Sensors Products

We develop and offer a broad range precision sensing products for commercial and defense applications. The three product categories include: precision inertial sensors (featuring digital and analog accelerometers and gyros), precision position sensors (featuring potentiometers, Hall Effect sensors, and audio controls), and temperature sensors (featuring temperature and heater assemblies and thermistors).

•	Power and Systems Solutions

We develop and offer AC and DC power distribution products, circuit protection systems, military power rectifiers, Explosive Ordnance Disposal (EOD) products, along with visual landing aids and glide slope indicators. The company also manufactures a range of built to print shipboard and airborne systems solutions for defense customers, spanning power, radar, and communications applications.

Secure Systems & Information Assurance (SSIA)

We develop and offer various secure network and hardware solutions spanning TEMPEST and Emanation Security, ruggedized systems, secure access, information assurance products, as well as TEMPEST training and certification services. Products are marketed under the Emcon, SST, Cryptek, ION, and Netgard brand names. These product offerings are sold to U.S. and international governments and military organizations and Fortune 500 firms for which security and information assurance is of paramount importance.

Electronic Manufacturing Services (EMS)

We deliver award-winning Electronics Manufacturing Services (EMS) for high-reliability applications to defense, commercial, and medical customers. Services include New Product Introductions (NPI) and prototypes, turnkey manufacturing, Printed Circuit Board (PCB) assembly, electro-mechanical assembly, systems integration, test engineering, turnkey box build, and supply chain services.

Financial Information About Segments

Our operations are conducted in three reportable segments distinguished by product and service offerings: Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA). Prior to the third quarter of fiscal 2012, we reported in two business segments: Systems & Subsystems and Secure Systems & Informational Assurance. Beginning with the quarter ended August 31, 2012, we redefined our reportable operating segments. The Electronic Manufacturing Services business (formerly part of the Systems & Subsystems segment) is reported as a separate segment (EMS), as this more closely aligns with our management organization and strategic direction. We also renamed the Systems & Subsystems segment to Systems, Subsystems & Components (SSC) to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance (SSIA) segment. We have restated the corresponding items of segment information for the prior periods in the following tables.

Year ended November 30, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$199,018	$22,502	$59,300	$—	$—	$280,820

Total revenue	199,018	22,502	59,300		—	280,820

Operating income before expenses below:	34,845	4,246	363	—	—	39,454
Corporate—head office expenses	—	—	—	7,739	—	7,739
Acquisition related charges	817	—	—	3,210	—	4,027
Restructuring	3,399	946	13,120	237	—	17,702
Depreciation and amortization	13,800	375	3,817	238	—	18,230
Goodwill impairment	24,192	—	87,108	—	—	111,300
Other expense	3,726	19	117	28,929	—	32,791
Income tax expense (benefit)	(316)	556	10	(3,882)	—	(3,632)

Net income (loss)	$(10,773)	$2,350	$(103,809)	$(36,471)	$—	$(148,703)

Segment assets—as at November 30, 2012	$321,375	$13,496	$52,589	$8,839	$—	$396,299
Goodwill included in assets—as at Nov. 30, 2012	$153,533	$—	$2,469	$—	$—	$156,002
Purchase of fixed assets, to November 30, 2012	$1,104	$19	$106	$—	$—	$1,229

Six months ended November 30, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$91,500	$12,522	$40,291	$—	$—	$144,313

Total revenue	91,500	12,522	40,291	—	—	144,313

Operating income (loss) before expenses below:	14,833	1,490	1,192	—	—	17,515
Corporate—head office expenses	—	—	—	2,364	—	2,364
Corporate—acquisition related charges	—	—	—	638	—	638
Depreciation and amortization	6,053	176	2,241	32	—	8,502
Other expense (income)	696	43	(378)	7,926	—	8,287
Income tax expense (benefit)	(10,624)	400	3	61	—	(10,160)

Net income (loss) from continuing operations	18,708	871	(674)	(11,021)	—	7,884
Loss from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$18,708	$871	$(674)	$(11,021)	$—	$7,884

Segment assets—as at November 30, 2011	$326,807	$15,604	$158,990	$5,046	$—	$506,447
Goodwill included in assets—as at Nov. 30, 2011	$163,726	$—	$89,444	$—	$—	$253,170
Purchase of fixed assets, to November 30, 2011	$874	$200	$250	$—	$—	$1,324

Year ended May 31, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$26,858	$19,128	$62,293	$—	$—	$108,279

Total revenue	26,858	19,128	62,293		—	108,279

Operating income before expenses below:	(2,838)	(1,109)	2,179	—	—	(1,768)
Corporate—head office expenses	—	—	—	6,745	—	6,745
Corporate—acquisition related charges	—	—	—	12,798	—	12,798
Restructuring	—	—	—	—	—	—
Depreciation and amortization	392	418	2,056	105	—	2,971
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	(975)	62	466	5,156	—	4,709
Income tax expense (benefit)	(2,689)	—	11	—	—	(2,678)

Net income (loss) from continuing operations	$434	$(1,589)	$(354)	$(24,804)	$—	$(26,313)
Income from discontinued operations, net of tax	96	—	—	—	—	96

Net loss	$530	$(1,589)	$(354)	$(24,804)	$—	$(26,217)

Segment assets—as at May 31, 2011	$7,565	$11,083	$150,696	$103,828	$—	$273,172
Goodwill included in assets—as at May 31, 2011	$1,140	$—	$89,160	$—	$—	$90,300
Purchase of fixed assets, to May 31, 2011	$380	$647	$901	$72	$—	$2,000

Year ended May 31, 2010 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$26,386	$22,223	$19,941	$—	$—	$68,550

Total revenue	26,386	22,223	19,941		—	68,550

Operating income before expenses below:	1,471	(196)	2,192	—	—	3,467
Corporate—head office expenses	—	—	—	5,676	—	5,676
Corporate—acquisition related charges	—	—	—	—	—	—
Restructuring	—	—	—	—	—	—
Depreciation and amortization	468	295	234	3	—	1,000
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	(615)	112	(201)	783	—	79
Income tax expense (benefit)	35	10	—	—	—	45

Net income (loss) from continuing operations	$1,583	$(613)	$2,159	$(6,462)	$—	$(3,333)
Loss from discontinued operations, net of tax	(5,682)	—	—	—	—	(5,682)

Net income (loss)	$(4,099)	$(613)	$2,159	$(6,462)	$—	$(9,015)

Segment assets—as at May 31, 2010	$6,485	$12,350	$57,157	$2,618	$—	$78,610
Goodwill included in assets—as at May 31, 2010	$1,131	$—	$7,331	$—	$—	$8,462
Purchase of fixed assets, to May 31, 2010	$520	$257	$795	$52	$—	$1,624

Major Customers

	2012	Transition Period	2011	2010
Revenue
United States Department of Defense	1%	1%	6%	8%
United States Department of Defense subcontractors	44%	49%	65%	47%

Sales and Marketing

We use an integrated sales approach across all of our business segments to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. At November 30, 2012 our sales, marketing and support team consists of approximately 55 people. Our use of experienced engineering personnel as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that close collaboration is critical to ensuring our products are incorporated into our customers’ equipment. Products are sold through direct sales representatives and a network of independent sales representatives, distributors, and agents, with the exception of the Secure Systems and Information Assurance (SSIA) segment. SSIA products are sold almost exclusively by direct sales representatives.

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

Backlog and Orders

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at November 30, 2012 was approximately $155.2 million compared to approximately $142.5 million at November 30, 2011.

	(amounts in thousands)
	November 30, 2012	November 30, 2011	% Change
Backlog by segments:
SSC	$115,487	$88,585	30.4%
EMS	36,654	45,823	-20.0%
SSIA	3,067	8,044	-61.9%

	$155,208	$142,452	8.9%

The increase in backlog for our SSC segment at November 30, 2011 2012 was primarily a result of the acquisition of C-MAC, which represents approximately $31.0 million of our backlog at November 30, 2012. The backlog for our EMS and SSIA segments at November 30, 2012 decreased due to lower bookings during the year.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We lack control over the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Seasonality

Revenues for our Systems, Subsystems & Components (SSC) and Secure Systems and Information Assurance (SSIA) segments are typically slightly higher in the three months ended May relative to other quarters. Revenues from our Electronic Manufacturing Services (EMS) segment typically do not demonstrate consistent seasonal patterns. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the subcontractors who work for them in the United States, Canada, the United Kingdom and various other countries in the world. Approximately 45%, 50%, 71% and 55% of total consolidated revenues for the year ended November 30, 2012, the six months ended November 30, 2011 and years ended May 31, 2011 and 2010, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. The Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 2% and 9% of our revenues for the year ended November 30, 2012, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, 6% and 6% of May 31, 2011 annual revenues and 6% and 8% of the May 31, 2010 annual revenues, respectively.

One of the US customers, a defense prime contractor, represented approximately 7% of revenues for the year ended November 30, 2012 (8% of revenues for the six months ended November 30, 2011, 21% and 20% of revenues for the years ended May 31, 2011 and 2010, respectively). The same customer represented 6% of accounts receivable as of each of November 30, 2012 and November 30, 2011. Revenue from our largest customer primarily derives from our Systems Subsystems & Components (SSC) and Electronic Manufacturing Services (EMS) segments.

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

Most of our product development costs are recoverable under contractual arrangements; however, some of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $10.3 million, $5.0 million, $2.4 million, and $2.2 million for the year ended November 30, 2012, the six months ended November 30, 2011 and twelve months ended May 31, 2011 and 2010, respectively.

We believe that strategic investment in process technology and product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

Competition

We are engaged in a competitive industry that is characterized by technological change and product life cycles. We face competition from large and mid-tier defense contractors, electronic contract manufacturers, large semiconductor and electronic component companies to small specialized firms, and other companies. Sole and primary source supplier positions provide us a measure of protection against impending competition. This is particularly true of the Systems, Subsystems & Components (SSC) and Secure Systems & Information Assurance (SSIA) segments, where products are designed into programs and platforms that may continue for many years.

Some of our principal competitors include Aeroflex Incorporated (NYSE:ARX), Anaren Inc., (NASDAQ: ANEN), Data Device Corporation, Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS), DRS.Finmeccanica, Cobham plc, Comtech EF Data Corp., M/A-COM Technology Solutions Inc., and K&L Microwave in our Systems, Subsystems & Components (SSC) segment, Ducommun Incorporated (NYSE: DCO) and regional contract manufacturing service providers in our Electronic Manufacturing Services (EMS) segment, and CIS Secure Computing, Eurotempest, and Advanced Programs, Inc. in our Secure Systems & Information Assurance (SSIA) segment.

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

The products we sell require a large amount of engineering design and manufacturing expertise. We have patents on certain Secure Systems & Components (SSC) segment products and technologies, including our hybrid electronic components and systems, filters, connectors, optocouplers, and Secure Systems & Information Assurance (SSIA) segment products and technologies, including secure network systems, virtual data labeling systems, and secure access management systems. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible that a competitor may also learn to design and produce products with similar performance capabilities as our products, which may result in increased competition and a reduction of sales for our products. We intend to file patent applications to protect future material proprietary technology, inventions and improvements. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantage to us.

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

Regulatory Matters

Government Contracting Regulations

A significant portion of our Electronic Manufacturing Services (EMS) and Systems, Subsystems & Components (SSC) business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. government subcontractor, we are subject to federal contracting laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts, and (3) provide for the non-reimbursement of unallowable costs. Our extensive experience in the defense industry enables us to handle the strict requirements that accompany these contracts.

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

Our products are often incorporated into wireless communications systems that are subject to various FCC regulations, as well as regulation internationally by other foreign government agencies. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition, which may affect our Systems, Subsystems & Components (SSC) segment. Changes in, or the failure by us to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may have a material adverse effect on the sale of products by us to such customers.

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

Spectrum’s purchase price for the acquired property included the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, Spectrum entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) Spectrum agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) Spectrum purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term commencing 2005 and an aggregate deductible of approximately $0.7 million, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten-year policy term.

Based upon Spectrum’s environmental review of the property, Spectrum recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2012, remediation expenditures of $2.4 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. During the second quarter of fiscal 2012, PADEP issued a site specific standard for the State College facility announcing that it meets specific industrial standards necessary to allow the discontinuance of further cleanup efforts. Although we will continue to monitor the site, it is anticipated that no future cleanup efforts of a material nature will be incurred. Therefore the Company continues to carry remaining aggregate undiscounted expenditures of less than $.1 million while the excess liability has been reversed to our general and administrative expense.

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

Manufacturing and Source of and Availability of Materials

Our manufacturing processes for most of our products in all of our segments include the assembly of purchased components and testing of products at various stages in the assembly process. Purchased components include integrated circuits, circuit boards, sheet metal fabricated into cabinets, resistors, capacitors, semiconductors, silicon wafers and other conductive materials, and insulated wire and cables. In addition, many of our products use machine castings and housings, motors, and recording and reproducing media.

The most significant raw materials that we purchase for our SSC and EMS segment operations are memory devices in silicon wafer and die forms. Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. We are also dependent on certain suppliers for particular customers due to their product specifications. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. Despite the risks associated with purchasing from a limited number of sources, we have made the strategic decision to select limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We have long-standing strategic relationships with world class semiconductor suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. We do not have specific long-term contractual arrangements with our vendors, but we believe we have good relationships with them.

Employees

As of November 30, 2012, we had approximately 2,234 full-time employees, including 1,434 in manufacturing, 307 in general and administrative, 183 in engineering and research and development, 212 in quality assurance, 55 in sales and marketing and 43 in contracts and customer service. Following the acquisition of C-MAC in March 2012, we added approximately 232 full-time employees, partially offset by 138 reductions as part of our ongoing business and operational strategy to consolidate operations and reduce costs. With the exception of approximately 75 employees from our C-MAC acquisition, none of our employees are subject to a collective bargaining agreement.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are satisfactory.

Geographic Information

We hereby incorporate by reference Note 22, “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Executive Officers of the Registrant

The following table lists as of February 1, 2013, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Brian R. Kahn	39	Chairman and Director	2011
Bel Lazar	52	Chief Executive Officer and President	2011
Phil Rehkemper	49	Chief Financial Officer	2012

Set forth below is certain biographical information regarding each of our executive officers.

Brian R. Kahn

Brian R. Kahn became our Chairman of the Board and Chief Executive Officer on January 21, 2011. Mr. Kahn continued to serve as Chief Executive Officer until August 1, 2012 and he continues to serve as Chairman of the Board. Mr. Kahn founded and has served as the investment manager of Vintage Capital Management, LLC (“Vintage”), and its predecessor, Kahn Capital Management, LLC since 1998. Vintage focuses on public and private market investments in the consumer, manufacturing, and defense industries. Mr. Kahn also was the former Chairman of the Board of White Electronic Designs Corporation, where he served on the Governance, Compensation and Strategic Alternatives committees. Additionally, he recently served as a director of Integral Systems, Inc. where he served on the Nominating and Governance, Strategic Growth and Special Litigation committees. Mr. Kahn graduated cum laude and holds a Bachelor of Arts degree in Economics from Harvard University.

Bel Lazar

Bel Lazar became our President and Chief Operating Officer on March 1, 2011, and was promoted to President and Chief Executive Officer on August 1, 2012, at which time he ceased serving as Chief Operating Officer. Mr. Lazar served most recently at Microsemi Corporation (NASDAQ: MSCC) as Senior Vice President of Operations and a member of their executive team from September 2008 to March 1, 2011. Microsemi is a provider of semiconductor technology. Microsemi’s products include high-performance, high-reliability analog and RF devices, mixed signal integrated circuits, FPGAs and customizable SoCs, and subsystems solutions. Microsemi serves leading system manufacturers around the world in the defense, homeland security, aerospace, enterprise, commercial, and industrial markets. Prior to Microsemi, Mr. Lazar spent over 22 years at International Rectifier (NYSE: IRF), which specializes in power management technology, from digital, analog and mixed-signal ICs to advanced circuit devices, power systems and components. Mr. Lazar served as International Rectifier’s Vice President of Aerospace & Defense Operations and R&D from July 2003 to September 2007 and Vice President of the Aerospace & Defense business unit from September 2007 to February 2008. Mr. Lazar holds a Bachelor of Science degree in Engineering from California State University, Northridge, a Master of Science Degree in Computer Engineering from the University of Southern California, and a Juris Doctor degree from Southwestern University School of Law.

Phil Rehkemper

Phil Rehkemper became our Chief Financial Officer and Executive Vice President on April 10, 2012. In 2002, Mr. Rehkemper joined International Rectifier (NYSE: IRF), which specializes in power management technology, from digital, analog and mixed-signal ICs to advanced circuit devices, power systems and components. Mr. Rehkemper served as Vice President of Finance at its corporate headquarters from January 2005 to February 2012, and before that as Director of Finance from September 2002 to December 2004. At International Rectifier, Mr. Rehkemper was responsible for corporate financial planning and analysis and providing company-wide business support for manufacturing, sales and marketing, research and development and mergers and acquisitions. Prior to joining International Rectifier, Mr. Rehkemper was Chief Financial Officer and Vice President of Finance at Alliance Fiber Optic Products from December 2001 to July 2002. Alliance Fiber Optic Products designs, manufactures and markets a broad range of fiber optic components and integrated models for the optical network equipment market. Previous roles include Corporate Controller for Calient Networks and Division Controller positions at Hewlett-Packard. Mr. Rehkemper holds a Master of Business Administration degree and a Bachelor’s degree in Finance from Santa Clara University.

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

Risks Related to Our Business

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. For the fiscal year ended November 30, 2012, U.S. defense spending represented approximately 45% of our total consolidated sales, and for the transition period ended November 30, 2011, it represented 50% of our total consolidated sales. Reductions or changes in defense spending, including as a result of new U.S. government budget reductions, could have a material adverse effect on our sales and profits. The loss or significant curtailment of government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government, changes or cancellations of federal government programs or requirements, and shutdowns or other delays in the government appropriations process. In addition, a difference in philosophy or the worsening economic climate of the country could reduce or change appropriations.

The current administration and Congress are under increasing pressure to reduce the federal budget deficit. This could result in a general decline in U.S. defense spending and could cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues.

Such occurrences are beyond our control. For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. Also, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. Further, appropriations from Congress are potentially subject to changes in association with compliance with The Budget Control Act of 2011 (commonly referred to as sequester) and complications associated with managing the Federal debt ceiling , either of which could harm our operations and significantly reduce our future revenues.

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

The integration of acquisitions may be difficult and may not yield the expected results

As part of our general business strategy, we have experienced significant growth. This growth is expected to place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to effectively integrate the acquired companies, including our newly acquired subsidiaries, Spectrum and C-MAC, with our own operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain product and service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations. Integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationships with employees and customers. Ultimately, acquisitions may not be as profitable as expected or profitable at all.

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

We currently maintain approximately $194.4 million of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At November 30, 2012, and February 6, 2013, we had approximately $185.4 million and $194.4 million, respectively, in aggregate principal amount of outstanding debt, which was secured by substantially all of our assets.

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

•

limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to introduce new technologies and products or exploit business opportunities;

•

heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•	limiting our organic growth and ability to hire additional personnel.

Our credit facilities contain certain restrictions that may limit our ability to operate our business.

Our credit facilities contain a number of restrictive covenants that affect our business and restrict our ability to, among other things, incur indebtedness, issue guarantees, grant liens, dispose of assets and pay dividends or make distributions to stockholders.

In addition, as a result of the covenants and restrictions contained in our credit facilities, we are limited in how we conduct our business and we may be unable to make capital expenditures or raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities either through acquisitions or internal expansion. The terms of any future indebtedness could include more restrictive covenants.

The amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by the lenders at their discretion, taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the Revolving Loan Agreement. Some of the components of our borrowing base, such as accounts receivable, are outside of our control.

We cannot assure that we will be able to remain in compliance with the covenants in our credit facilities in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become due and payable and the incurrence of additional debt under the credit facilities would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business.

Net sales could decline significantly if we lose a major customer or a major program

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., Canadian and United Kingdom governments’ Departments of Defense (directly and through subcontractors) account for approximately 45% and 2% and 9%, respectively, of our revenues for the fiscal year ended November 30, 2012 and 50% and 1% and 4%, respectively, of our revenues for the transition period ended November 30, 2011. One of the US customers, a defense prime contractor, represented approximately 7% of revenues for the year ended November 30, 2012, and approximately 8% for the transition period ended November 30, 2011. A loss of a significant customer could adversely impact the future operations of our Company.

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

The possibility of goodwill impairment exists

As a result of recent business acquisitions, including SenDEC, Spectrum, CMT and C-MAC, goodwill is a significant part of our total assets. At November 30, 2012, our total assets were approximately $396.3 million, which included approximately $156.0 million of goodwill. Goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill in accordance with current accounting standards. We wrote down goodwill by $111.3 million in fiscal 2012 as described in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K.

Major factors that influence our analyses of fair value are our estimates for future revenue and expenses associated with the reporting units. Other factors considered in our fair value calculations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be additional material impairment charges as a result. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

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

We have a history of net losses, and may not be profitable in the future

Prior to the transition period, we incurred net losses for each of the five fiscal years preceding the transition period and incurred a loss this fiscal year. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common shares.

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

Failure to maintain adequate internal controls could adversely affect our business

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report and each of our Annual Reports on Form 10-K, a report containing our management’s assessment of the effectiveness of our internal control over financial reporting. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

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

Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised and upon conversion of the Series A Preferred Stock, including upon conversion of dividends paid in kind on the Series A Preferred Stock

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our Common Stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the company may be diluted. As of November 30, 2012, we have outstanding options to purchase 2,416,707 shares of Common Stock that were granted to directors, officers, employees and consultants that have a weighted average price of $5.06 and 139,000 restricted stock units. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share.

Shareholders will also experience dilutions upon the conversion of the Series A Preferred Stock. Initially, 4,333,333 shares of Common Stock are issuable upon conversion of the initial 26,000 shares of Series A Preferred Stock. Any dividends that are paid on the Series A Preferred Stock will be paid in kind and not in cash. As a result, additional shares of Common Stock will become issuable in the future upon conversion of the Series A Preferred Stock, up to a maximum of 6,194,513 shares in the aggregate assuming a conversion price of $6.00 per share and that no early redemption event occurs under the Series A Preferred Stock.

Upon the occurrence of an early redemption event under the Series A Preferred Stock, we will be required to pay additional make-whole amounts that may result in an increase in the maximum number of shares of Common Stock that are issuable upon conversion of the Series A Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from leased facilities in the following locations:

Location	Description and Segments that Use the Properties	Approximate Square Footage (excludes subleased space)
Windber, Pennsylvania (Includes four facilities)	Manufacturing: - Secure Systems & Information Assurance - Systems, Subsystems & Components - Electronic Manufacturing Services - Engineering & Sales	131,800

Marlborough, Massachusetts	Manufacturing: - Systems, Subsystems & Components	86,000

Fairport, New York	Manufacturing: - Electronic Manufacturing Services	82,000

Guong Dong Province, China	Manufacturing: - Systems, Subsystems & Components	70,000

Juarez, Mexico	Manufacturing: - Systems, Subsystems & Components	55,000

Hudson, New Hampshire	Manufacturing: - Systems, Subsystems & Components	39,000

Milton Keynes, United Kingdom	Manufacturing: - Systems, Subsystems & Components	38,500

Kanata (Ottawa), Ontario	Manufacturing: - Secure Systems & Information Assurance - Systems, Subsystems & Components	31,000

Grass Valley, California (Includes three facilities)	Offices and Manufacturing: - Systems, Subsystems & Components	24,300

Sterling, Virginia	Lease terminated in December 2012	17,000

Rancho Cordova, California	Manufacturing: - Systems, Subsystems & Components	16,000

Melbourne, Florida	Manufacturing: - Systems, Subsystems & Components	13,200

Akron, Ohio	Manufacturing: - Systems, Subsystems & Components	11,000

Girard, Pennsylvania	Storage: - Systems, Subsystems & Components	8,700

Columbia, Maryland	Design Center: - Systems, Subsystems & Components	7,000

Location	Description and Segments that Use the Properties	Approximate Square Footage (excludes subleased space)

South Plainfield, New Jersey	Sales Office: - Systems, Subsystems & Components	4,300

Great Yarmouth, United Kingdom	Storage: - Systems, Subsystems & Components	4,200

Ronkonkoma, New York	Sales Office and Design Centre: - Systems, Subsystems & Components	4,100

Schwabach, Germany	Sales Office: - Systems, Subsystems & Components	3,000

We also operate from owned facilities in the following locations:

Location	Description	Approximate Square Footage	Principal Balance Outstanding at November 30, 2012 on Related Mortgage
State College, Pennsylvania	Manufacturing: - Systems, Subsystems & Components	250,000	N/A

Great Yarmouth, United Kingdom	Manufacturing: - Systems, Subsystems & Components	112,000	N/A

Wesson, Mississippi	Manufacturing: - Systems, Subsystems & Components	55,000	N/A

Fairview, Pennsylvania (includes two facilities)	Sales, Admin Offices and Manufacturing: - Systems, Subsystems & Components	53,000	N/A

Palm Bay, Florida	Building Held for Sale	51,000	N/A

Gloucester, United Kingdom	Manufacturing: - Secure Systems & Information Assurance	25,300	$1,423,000

Auburn, New York	Manufacturing: - Systems, Subsystems & Components	21,000	N/A

Philadelphia, Pennsylvania	Manufacturing: - Systems, Subsystems & Components	20,000	N/A

Ogdensburg, New York	Building Held for Sale	16,000	N/A

Delmar, Delaware	Manufacturing: - Systems, Subsystems & Components	15,000	N/A

Our executive corporate offices are located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, Florida.

We believe that our facilities are suitable and adequate to meet our needs. We will continue to consolidate certain of our operations that will result in reduced overhead expenses and greater overall efficiencies and profitability.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year ended November 30, 2012
Fourth Quarter (11/30/12)	$3.24	$2.31
Third Quarter (8/31/12)	$3.79	$2.85
Second Quarter (5/31/12)	$4.10	$3.16
First Quarter (2/29/12)	$4.09	$2.75

Six months ended November 30, 2011
Three months ended November 30, 2011	$5.19	$3.11
Three months ended August 31, 2011	$8.00	$4.40

Year ended May 31, 2011
Fourth Quarter (5/31/11)	$8.25	$6.02
Third Quarter (2/28/11)	$6.75	$3.48
Second Quarter (11/30/10)	$5.00	$3.32
First Quarter (8/31/10)	$5.80	$4.20

Registered Holders of our Common Stock

As of February 1, 2013, we had approximately 146 shareholders of record, although there are a larger number of beneficial owners.

Dividends

Since our inception, we have not paid any dividends on our shares of common stock. In addition, our loan documents limit our ability to pay dividends or distributions subject to customary exceptions. We do not anticipate that we will pay dividends on our common stock in the foreseeable future. API Sub has not and does not intend to pay any dividends on its common shares. Dividends on Exchangeable Shares will only be paid to the extent that dividends, if any, are paid on our common shares.

Recent Sales of Unregistered Securities

As previously reported, on March 22, 2012, we raised $16.0 million of capital in a private placement through the form of a $26.0 million convertible subordinated note (the “Note”) sold to an affiliate of Senator Investment Group LP. The terms of the Note provided that it would convert into 26,000 shares of Series A Preferred Stock upon the filing of an amendment to our Charter and the filing of a Certificate of Designation. Prior to such conversion, the Note was convertible in whole or in part, at any time at the option of the Note holder, into shares of our common stock at an initial conversion price of $6.00 per share, which conversion price was subject to certain adjustments. On May 16, 2012, we filed an amendment to the Charter and filed a Certificate of Designation with the Secretary of State of the State of Delaware, at which time they became effective. At such time, the Note, in accordance with its terms, converted into 26,000 shares of Series A Preferred Stock. We issued the Note and Series A Preferred Stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D and in reliance on similar exemptions under applicable state laws.

Recent Repurchases of our Shares

We did not repurchase any shares of our common stock during the three months ended November 30, 2012.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 30, 2007 and its relative performance is tracked through November 30, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	11/30/07	11/30/08	11/30/09	11/30/10	11/30/11	11/30/12
API Technologies Corp.	100.00	10.67	51.67	33.67	27.33	21.92
NASDAQ Composite – Total Returns	100.00	58.23	82.19	96.72	102.51	119.33
NASDAQ Electronic Components Index	100.00	52.26	78.26	85.01	83.47	79.31

ITEM 6.	SELECTED FINANCIAL DATA

The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of API Technologies Corp. and its subsidiaries. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data:	Year Ended Nov. 30, 2012	Six Months Ended Nov. 30, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010	Year Ended May 31, 2009	Year Ended May 31, 2008 (A)
	(in thousands, except per share data)
Revenue	$280,820	$144,313	$108,278	$68,550	$25,461	$30,839
Cost of revenues
Cost of revenues	214,460	109,734	86,036	50,565	18,719	25,437
Restructuring charges	10,336	205	2,067	636	876	—

Total cost of revenues	224,796	109,939	88,103	51,201	19,595	25,437

Gross profit	56,024	34,374	20,175	17,349	5,866	5,402

Operating expenses
General and administrative	26,825	12,604	18,960	11,980	5,260	5,679
Selling expenses	15,753	7,954	6,347	3,352	2,020	2,354
Research and development	10,297	5,041	2,389	2,200	841	1,153
Business acquisition and related charges	4,027	638	12,798	2,454	—	—
Restructuring	7,366	2,125	3,963	572	200	—

	64,268	28,362	44,457	20,558	8,321	9,186

Operating income (loss)	(8,244)	6,012	(24,282)	(3,209)	(2,455)	(3,784)
Other expense (income) net
Goodwill impairment	111,300	—	—	—	—	—
Interest expense (income), net	16,209	6,987	3,282	2,069	(47)	343
Amortization of note discounts and deferred financing costs	15,684	1,125	2,776	—	—	—
Other expense (income), net	898	176	(1,349)	(1,990)	(425)	(64)

	144,091	8,288	4,709	79	(472)	279
Income (loss) from continuing operations before income taxes	(152,335)	(2,276)	(28,991)	(3,288)	$(1,983)	$(4,063)
Expense (benefit) for income taxes	(3,632)	(10,160)	(2,678)	45	100	(216)

Income (loss) from continuing operations, net of income taxes	(148,703)	7,884	(26,313)	(3,333)	$(2,083)	$(3,847)
Income (loss) from discontinued operations, net of income taxes	—	—	96	(5,682)	(4,361)	(2,719)

Net income (loss)	$(148,703)	$7,884	$(26,217)	$(9,015)	$(6,444)	$(6,566)

Income (loss) per share from continuing operations – Basic and diluted	$(2.69)	$0.15	$(1.27)	$(0.38)	$(0.24)	$(0.62)
Income (loss) per share from discontinued operations – Basic and diluted	$0.00	$0.00	$0.00	$(0.66)	$(0.50)	$(0.44)

Net income (loss) per share – Basic and diluted	$(2.69)	$0.15	$(1.27)	$(1.04)	$(0.74)	$(1.06)

Weighted average shares outstanding
Basic (B)	55,314,263	53,790,766	20,657,757	8,693,498	8,704,247	6,210,712
Diluted (B)	55,314,263	53,802,763	20,657,757	8,693,498	8,704,247	6,210,712
Balance Sheet Data:
Total assets	$396,299	$506,447	$273,172	$77,710	$24,153	$29,519
Long-term debt (including capital lease obligations)	$183,057	$165,267	$1,932	$22,719	$12	$19
Asset retirement obligations	$1,048	$—	$—	$—	$—	$—
Redeemable preferred stock	$25,581	$—	$—	$—	$—	$—
Total shareholders’ equity	$138,973	$281,464	$241,726	$18,938	$18,994	$23,932

(A)	Discontinued operations of NanoOpto reclassified from continuing operations for year ended May 31, 2008
(B)	Basic and diluted share count adjusted for a one-for-four reverse share split of the Company’s outstanding common shares on December 28, 2010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto and the other financial information that appears elsewhere in this Annual Report to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

On June 3, 2011, our Board of Directors approved a change in the Company’s fiscal year-end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The Company believes that this change in fiscal year will better align its financial planning and reporting cycles with the seasonality of its business. This section provides an analysis of our results of operations for the year ended November 30, 2012 (our first full fiscal year since the fiscal year-end change, which we also refer to as “fiscal 2012”), the six month transition period ended November 30, 2011 (which we refer to as the “transition period”), and the years ended May 31, 2011 and May 31, 2010 on both a consolidated and segment basis. The unaudited information for the year end November 30, 2011 (which reflect our combined results for the six months ended May 31, 2011 and the six month transition period of June 1, 2011 through November 30, 2011) and the six months ended November 30, 2011 is presented herein for comparative purposes, and is derived from unaudited comparative financial results.

Prior to the third quarter of fiscal 2012, we reported in two business segments: Systems & Subsystems and Secure Systems & Informational Assurance. To better highlight to our investors our profitability and product offerings, beginning with the quarter ended August 31, 2012, we redefined our reportable operating segments, based on the way in which the Chief Operating Decision Maker manages and evaluates the business. For this reason and consistent with authoritative guidance, we concluded that the Electronic Manufacturing Services business (formerly part of the Systems & Subsystems segment) should be reported as a separate segment (EMS), as this more closely aligns with our management organization and strategic direction. We also renamed the Systems & Subsystems segment to Systems, Subsystems & Components (SSC) to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance (SSIA) segment. Prior periods have been revised to conform with the new segments: SSC, EMS and SSIA.

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

Operating through our three segments, SSC, EMS, and SSIA, we are positioned as a total engineered solution provider to various world governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products for critical applications, our solutions portfolio spans RF/microwave and microelectronics, electromagnetics, power products, sensors, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production and secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

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

After closing the purchase of C-MAC, we raised $16.0 million of capital in a private placement through the form of a $26.0 million convertible subordinated note (the “Note”).

On March 22, 2012, our Board also approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to (i) increase the number of our shares of common stock from 100,000,000 to 250,000,000 shares, and (ii) authorize the issuance by the Company’s Board of Directors of up to 10,000,000 shares of Preferred Stock, in one or more series. Our Board of Directors also authorized, subject to the effectiveness of such amendment to the Charter, the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” (which we also refer to as Series A Preferred Stock) pursuant to a Certificate of Designation. Pursuant to the Certificate of Designation, we are authorized to issue 1,000,000 shares of Series A Preferred Stock. Shareholders owning a majority of our common stock on March 22, 2012 approved such actions by a written consent and on May 16, 2012, we filed the amendment to the Charter and filed the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they became effective. At such time, the Note, in accordance with its terms, converted into 26,000 shares of Series A Preferred Stock.

On March 19, 2012 we completed the acquisition of substantially all of the assets of RTI Electronics (“RTIE”) for a total purchase price of approximately $2.3 million, with $1.5 million payable in cash at closing and the remainder pursuant to a Promissory Note of approximately $0.8 million payable in 24 equal monthly installments. Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues in the year ended December 31, 2011 of approximately $5.3 million from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

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

Also on June 1, 2011, API entered into a credit facility with Morgan Stanley Senior Funding, Inc., as lead arranger, sole book-runner and administrative agent (“Morgan Stanley”), providing for a secured term loan in the principal amount of $200.0 million and a $15.0 million secured revolving credit facility. On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Morgan Stanley and the lenders a party thereto from time to time, to provide for a secured term loan facility in the principal amount of $170.0 million and a $15.0 million secured revolving credit facility, with an option for API to request an increase in the revolving credit facility commitment of up to an aggregate of $5.0 million. The Credit Agreement was further amended on January 6, 2012, effective November 30, 2011, to provide for certain pro forma adjustments relating to our acquisition of Spectrum and CMT to be made to the calculation of consolidated earnings before interest, taxes, depreciation and amortization set forth in the Credit Agreement for the four quarter period ended November 30, 2011. In addition, the amendment provides that we will apply the net sale proceeds of any sale leaseback transaction involving real property to prepay outstanding terms loans under the Credit Agreement. On March 22, 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which amended the Credit Agreement. Pursuant to the terms of the Second Amendment, an aggregate principal amount of $16.0 million in new term loans (the “New Term Loans”) were advanced to the Company to finance a portion of the consideration payable in connection with the acquisition of C-MAC. In February 2013, we refinanced substantially all of our outstanding indebtedness. See “Recent Developments” below.

On June 27, 2011 we completed a private placement of approximately $31.0 million of common stock at a price of $6.50 per share.

Commencing in 2010, we began cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the year ended November 30, 2012, we also consolidated certain parts of our C-MAC operations. These changes have resulted in an anticipated reduction of approximately $26.0 million in annual costs.

On May 31, 2012, we approved a restructuring plan (the “EMS restructuring”) for our EMS lines within our EMS business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially complete at the end of fiscal 2012.

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

Recent Developments

On February 6, 2013, we refinanced substantially all of our outstanding indebtedness. In connection with this refinancing, we entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165.0 million term loan facility; and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50.0 million asset-based revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.

Operating Revenues

We derive operating revenues from our three principal business segments: Systems, Subsystems & Components (SSC); Electronic Manufacturing Services (EMS); and Secure Systems & Information Assurance

(SSIA). The acquisitions of C-MAC on March 22, 2012, Spectrum on June 1, 2011 and the asset acquisitions of RTIE on March 19, 2012 and CMT on November 29, 2011 significantly expanded our Systems, Subsystems & Components revenues. The operations of SenDEC and the KGC Companies are now reflected in our EMS segment (previously reported as part of the Systems, Subsystems & Components segment). The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems, Subsystems& Components (SSC) Revenue includes high-performance RF/microwave, electromagnetic, power, sensor, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from various world governments, including militaries, defense organizations, commercial aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

Electronic Manufacturing Services (EMS) Revenue includes high speed surface mount circuit card assemblies, electromechanical assemblies, system and integrated level solutions used in high-reliability defense, industrial, and commercial applications. The main demand today for our EMS products come from various defense organizations, aerospace, prime defense contractors and manufacturers of industrial, medical and commercial products.

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation products and services, ruggedized computers and peripherals, secure access and information assurance products. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other NATO and European Union countries, Fortune 500 companies and telecommunication service providers.

Cost of Revenues

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

Other Expense (Income)

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at November 30, 2012 was approximately $155.2 million compared to approximately $142.5 million at November 30, 2011.

	(amounts in thousands)
	November 30, 2012	November 30, 2011	% Change
Backlog by segments:
SSC	$115,487	$88,585	30.4%
EMS	36,654	45,823	-20.0%
SSIA	3,067	8,044	-61.9%

	$155,208	$142,452	8.9%

The increase at November 30, 2012 was primarily related to our SSC segment as a result of the acquisition of C-MAC, which represents approximately $31.0 million of our backlog at November 30, 2012.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We lack control over the timing of new contract releases and, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations

Year Ended November 30, 2012 Compared to Year Ended 2011

Operating Revenue

	Year ended November 30,
	2012	2011	% Change
Revenues by segments:
SSC	$199,018	$102,818	93.6%
EMS	59,300	71,392	-16.9%
SSIA	22,502	23,359	-3.7%

	$280,820	$197,569	42.1%

We recorded a 42.1% increase in consolidated revenues for the year ended November 30, 2012 over the year ended November 30, 2011. The increase is attributed to the SSC segment as a result of the acquisition of C-MAC on March 22, 2012, RTIE on March 19, 2012, CMT on November 29, 2011 and Spectrum on June 1, 2011, which together represented approximately $97.0 of incremental revenue for the SSC segment. The increase in the SSC segment was offset by a decrease in revenues at the EMS segment and SSIA segment. During the year ended November 30, 2012, our EMS revenue decreased primarily at our EMS facility in New York as a result of decreases in the defense market. The SSIA revenue decrease of 3.7% primarily resulted from decreased revenue generated by our subsidiaries in the United States ($1.1 million) and United Kingdom ($1.5 million) from the completion of a significant program in 2012, partially offset by increases of approximately $1.7 million generated by our SSIA subsidiary in Canada.

Operating Expenses

Cost of Revenues and Gross Margin

	Year ended November 30,
	2012	2011
Gross margin by segments:
SSC	28.0%	26.0%
EMS	-12.4%	8.9%
SSIA	34.4%	34.4%

Total	20.0%	20.8%

Our consolidated gross margin for the year ended November 30, 2012 decreased slightly compared to the prior year. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales slightly increased for the year ended November 30, 2012 to 80.0% compared to 79.2% for the same period in 2011. The SSC segment cost of revenues for fiscal 2012 decreased 2.0 percentage points compared to the same period in 2011, mainly as a result of product mix from the acquisition of C-MAC, a full year of Spectrum results, and the Company realizing benefits through consolidation efforts and cost cutting measures. The EMS segment incurred additional cost of revenues in fiscal 2012 from approximately $8.7 million of restructuring charges, including inventory and fixed asset impairments, partially offset by realized benefits from consolidation efforts and cost cutting measures. The cost of revenues for the SSIA segment remained consistent in fiscal 2012 compared to the same period of 2011 as a result of realized benefits from consolidation efforts and cost cutting measures fully offset by the impact of reduced revenues of approximately $0.3 million. Consolidated restructuring costs recorded in cost of revenues in fiscal 2012 were approximately $10.3 million compared to approximately $1.5 million for the year ended November 30, 2011.

On May 31, 2012, the Company approved an EMS restructuring plan for its EMS lines in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from the Company’s combined EMS operations, contain costs, reduce the Company’s exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline the Company’s operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially completed by the end of fiscal 2012.

As of November 30, 2012, we completed headcount reductions of approximately 40 positions as part of the EMS restructuring, which is approximately 10% of our EMS workforce and 2% of our global workforce. The EMS restructuring resulted in pre-tax restructuring charges of approximately $12.6 million. This includes approximately $0.6 million in severance and related charges, $7.4 million in inventory write-downs, approximately $3.7 million in lease restructuring costs, and $0.9 million in impairment of fixed assets. We incurred approximately $0.6 million in cash expenditures under the EMS restructuring, which were primarily severance and severance related expenses, and do not anticipate any significant cash outlays related to the disposition of assets impaired under the EMS restructuring.

General and Administrative Expenses

Consolidated general and administrative expenses increased to approximately $26.8 million for the year ended November 30, 2012 from $23.9 million for the year ended November 30, 2011. The increase is primarily a result of higher amortization, the acquisitions of C-MAC in March 2012 and Spectrum in June 2011, which increased general and administrative expenses by approximately $2.9 million, and $5.7 million, respectively, for the year ended November 30, 2012, partially offset by cost reductions from restructuring initiatives and lower stock based compensation. As a percentage of sales, general and administrative expenses were 9.6% for the year ended November 30, 2012, compared to 12.1% for the year ended November 30, 2011.

The major components of general and administrative expenses are as follows:

	Year ended November 30,
	2012	% of sales	2011	% of sales
Depreciation and Amortization	$9,994	3.6%	$5,350	2.7%
Accounting and Administration	$5,482	2.0%	$5,214	2.6%
Professional Services (including Audit and Legal)	$1,901	0.7%	$2,700	1.4%
Stock based compensation—general and administrative	$2,039	0.7%	$2,238	1.1%

Selling Expenses

Selling expenses from continuing operations increased to approximately $15.8 million for the year ended November 30, 2012 from approximately $12.1 million for the year ended November 30, 2011. The increase was largely due to the inclusion of selling expenses related to the acquisition of C-MAC and Spectrum on March 22, 2012, and June 1, 2011, respectively. As a percentage of sales, consolidated selling expenses were 5.6% for the year ended November 30, 2012, compared to 6.1% for the year ended November 30, 2011.

The major components of selling expenses are as follows:

	Year ended November 30,
	2012	% of sales	2011	% of sales
Payroll Expense—Sales	$7,351	2.6%	$5,981	3.0%
Commissions	$4,999	1.8%	$3,816	1.9%
Advertising	$647	0.2%	$242	0.1%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $10.3 million for the year ended November 30, 2012 compared to approximately $6.2 million for the year ended November 30, 2011. The increase was largely due to the inclusion of research and development expenses related to the acquisitions of C-MAC, CMT, and Spectrum on March 22, 2012, November 29, 2011 and June 1, 2011, respectively. As a percentage of sales, research and development expenses were 3.7% for the year ended November 30, 2012, compared to 3.1% for the year ended November 30, 2011.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, and business valuation consultants and accelerated stock option expenses related to business combinations. For the year ended November 30, 2012, business acquisition charges of approximately $4.0 million related primarily to the C-MAC, RTIE and CMT acquisitions compared to approximately $13.4 million for the year ended November 30, 2011 related primarily to the completion of the SenDEC and Spectrum acquisitions.

Operating Loss

We posted an operating loss from continuing operations for the year ended November 30, 2012 of approximately $8.2 million compared to an operating loss of approximately $18.8 million for the year ended November 30, 2011. The reduction in operating losses of approximately $10.6 million is attributed to the improved overall results in our SSC segment as a result of the C-MAC, RTIE, CMT and Spectrum acquisitions, the implementation of consolidation efforts and cost cutting measures, and lower business acquisition and related charges, partially offset by increased restructuring and acquisition related costs, including those with respect to the EMS restructuring plan.

Other Expense (Income)

Total other expense for the year ended November 30, 2012 amounted to approximately $144.1 million, compared to other expense of $11.3 million for the year ended November 30, 2011.

The increase in other expense is largely attributable to a $111.3 million goodwill impairment, an increase in interest expense of approximately $8.5 million from higher debt levels throughout the year ended November 30, 2012 compared to the prior year, the write-down of $1.8 million on land and a building held for sale, a loss contingency accrual of $1.1 million, and from the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the year ended November 30, 2012. The increase is partially offset by reduced amortization of note discounts and deferred financing costs as a result of the debt extinguishment during the year ended November 30, 2011. The increase in net other expense was also partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition in the year ended November 30, 2012.

Income Taxes

Income taxes amounted to a net benefit of approximately $3.6 million for the year ended November 30, 2012, compared to income tax benefit of approximately $12.9 million for the year ended November 30, 2011. The benefit during the year ended November 30, 2012 is primarily related to current year tax losses. The current provision is less than the statutory tax rate due to non-deductible expenses, including goodwill impairment and the write-off of debt discounts related to the convertible debt, as well as the recording of a valuation allowance against deferred tax assets due to a history of cumulative losses. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

The Company did not file its July 31, 2011 U.S. tax return timely and has filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. The Company believes that this relief will be granted based on reasonable cause. No liability has been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believes that it is more likely than not that the relief will be granted by the IRS. The ruling is expected to be issued during our fiscal year 2013.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the year ended November 30, 2012, compared to a loss of approximately $36,000 in the same period of fiscal 2011. The loss was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net loss

We recorded a net loss for the year ended November 30, 2012 of approximately $148.7 million, compared to a net loss of approximately $17.3 million for the year ended November 30, 2011. The increase in net loss is largely due to the $111.3 million goodwill impairment, the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock, an increase in interest expense of approximately $8.5 million from higher debt levels throughout the year, lower tax benefits, the write-down of $1.8 million on land and a building held for sale, a loss contingency accrual of $1.1 million, higher restructuring and other expenses, including interest and amortization of note discounts, partially offset by lower business acquisition and related charges, the reversal of previously accrued earn-out payments related to the SenDEC acquisition, the additional operating income from the acquisitions of C-MAC, RTIE, CMT and Spectrum, and the implementation of consolidation efforts.

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Operating Revenue

	Six months ended November 30,
	2011	2010 (unaudited)	% Change
Revenues by segments:
SSC	$91,500	$15,539	488.8%
EMS	40,291	31,192	29.2%
SSIA	12,522	8,291	51.0%

	$144,313	$55,022	162.3%

We recorded a 162.3% increase in consolidated revenues for the six months ended November 30, 2011 over the same period in 2010. The increase is mainly attributed to the increase in our SSC segment revenues, which is due primarily from the acquisition of Spectrum on June 1, 2011, partially offset by continued lower throughput in 2011 while manufacturing operations from one of our New York facilities were physically moved into one of our Pennsylvania locations as part of our restructuring initiatives. Our EMS segment revenues increased primarily as a result of the acquisition of SenDEC on January 21, 2011, partially offset by the completion of a major program in 2010 at one of our Pennsylvania locations. In addition, the SSIA revenue increase of 51.0% primarily resulted from additional revenue generated by our subsidiary in the United Kingdom from two new customers.

Operating Expenses

Cost of Revenues and Gross Margin

	Six months ended November 30,
	2011	2010 (unaudited)
Gross margin by segments:
SSC	26.8%	34.7%
EMS	12.8%	18.2%
SSIA	37.3%	27.7%

Total	23.8%	24.3%

Our combined gross margin for the six months ended November 30, 2011 decreased slightly compared to the six months ended November 30, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased the six months ended November 30, 2011 from 75.7% to 76.2% compared to the same period in 2010. The SSC segment cost of revenues increased 7.9% compared to the same period in 2010, mainly as a result of product mix from the acquisition of Spectrum, and initially lower efficiency on the transferred production at one of our Pennsylvania locations for the six months ended November 30, 2011, compared to the same period in 2010. The EMS segment cost of revenues increased 5.4 percentage points compared to the same period in 2010 mainly as a result of product mix following the acquisition of SenDEC and the impact of the completion of a major program in 2010 at one of our Pennsylvania locations. The SSIA segment realized a decrease in cost of revenues mainly as a result of the Company realizing benefits through consolidation efforts and cost cutting measures. Total cost of revenues from continuing operations for the six months ended November 30, 2011 included approximately $205,000 of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $12.6 million for the six months ended November 30, 2011 from $7.7 million for the six months ended November 30, 2010. The increase is primarily a result of the addition of Spectrum in June 2011 and SenDEC in January 2011, which increased general and administrative expenses by approximately $5.3 million and $1.8 million, respectively, for the six months ended November 30, 2011. Such increase was partially offset by lower stock based compensation and certain cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses for the six months ended November 30, 2011 were 8.7% compared to 13.9% in the comparable period in the prior year.

The major components of general and administrative expenses are as follows:

	Six months ended November 30,
	2011	% of sales	2010 (unaudited)	% of sales
Depreciation and Amortization	$4,453	3.1%	$301	0.5%
Accounting and Administration	$2,760	1.9%	$2,313	4.2%
Professional Services (including Audit and Legal)	$1,035	0.7%	$844	1.5%
Share based compensation—general and administrative	$99	0.1%	$615	1.1%

Selling Expenses

Selling expenses from continuing operations increased to approximately $8.0 million for the six months ended November 30, 2011 from approximately $2.2 million for the same period in fiscal 2010. The increase was largely due to selling expenses, including commissions, related to the acquisition of Spectrum and SenDEC on June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, selling expenses were 5.5% for the six months ended November 30, 2011, compared to 4.1% for the six months ended November 30, 2010.

The major components of selling expenses are as follows:

	Six months ended November 30,
	2011	% of sales	2010 (unaudited)	% of sales
Payroll Expense—Sales	$3,649	2.5%	$1,576	2.9%
Commissions	$2,955	2.0%	$116	0.2%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $5.0 million for the six months ended November 30, 2011 from approximately $1.3 million for the same period in fiscal 2010. As a percentage of sales, research and development expenses were 3.5% for the six months ended November 30, 2011, compared to 2.3% for the six months ended November 30, 2010.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, and business valuation consultants and accelerated stock option expenses related to business combinations. For the six months ended November 30, 2011, business acquisition and related charges were approximately $0.6 million associated with the completion of the SenDEC, CMT and Spectrum acquisitions, compared to $nil in the comparable period of the prior year.

Operating Income

We posted operating income from continuing operations of approximately $6.0 million for the six months ended November 30, 2011 compared to operating income from continuing operations of approximately $0.6 million for the same period in 2010. The increase in operating income of approximately $5.4 million is attributed to an increase gross profits from the SenDEC and Spectrum acquisitions in January and June 2011, respectively, and lower operating costs as a result of the Company realizing benefits through consolidation efforts and cost cutting measures, partially offset by initial lower efficiency on the transferred production at our Windber, Pennsylvania location compared to the same period in 2010.

Other Expense (Income)

Total other expense for the six months ended November 30, 2011 was approximately $8.3 million, compared to approximately $1.7 million for the same period in 2010.

The increase in other expense is largely attributable to an increase in interest expense of approximately $5.0 million from higher average debt levels throughout the period, and an increase of approximately $0.6 million of non-cash expense related to the amortization of note discounts and deferred financing costs. The increase in net other expense was also attributable to reduced other income. The six months ended November 30, 2010 included approximately $0.9 million of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y.

Income Taxes

Income taxes amounted to a benefit of approximately $10.2 million for the six months ended November 30, 2011, compared to income tax expense of approximately $0.0 million from the same period in 2010.

Approximately $9.4 million of the income tax benefit for the six month period ended November 30, 2011 related to a change in the valuation allowance, primarily due to recording a deferred tax liability for indefinite lived intangibles that were identified as a result of acquiring Spectrum, partially offset by an increase for state and foreign loss entities.

Income (Loss) From Discontinued Operations

We had no activity in discontinued operations for the six months ended November 30, 2011, compared to a gain of approximately $0.1 million in the same period of fiscal 2010. The gain was attributable to the sale of the assets of our nanotechnology operations in June 2010.

Net Income (loss)

We recorded net income for the six months ended November 30, 2011 of approximately $7.9 million, compared to a net loss of approximately $1.0 million for the six months ended November 30, 2010. The increase in net income is largely due to the income tax recovery and increased operating income from the Spectrum and SenDEC acquisitions, partially offset by higher interest expense, and the non-cash expense related to the amortization of note discounts and deferred financing costs.

Year Ended May 31, 2011 Compared to Year Ended 2010

Operating Revenue

	Years ended May 31,
	2011	2010	% Change
Revenues by segments:
SSC	$26,858	$26,386	1.8%
EMS	62,292	19,941	212.4%
SSIA	19,128	22,223	(13.9)%

	$108,278	$68,550	58.0%

We recorded a 58.0% increase in revenues for the year ended May 31, 2011 over the same period in 2010. The increase is mainly attributed to our EMS segment revenues as a result of the acquisition of SenDEC on January 21, 2011 and the twelve months results compared to less than five months for the year ended May 31, 2010, after the January 20, 2010 acquisition of the assets of the KGC Companies. During the year ended May 31, 2011, our revenues were negatively impacted in our EMS segment by delays on new programs that delayed revenues into future quarters. Revenues in our SSC segment increased slightly from the prior year, despite lower throughput while manufacturing operations from our New York facility were physically moved into our Pennsylvania location as part of our restructuring initiatives. In addition, the SSIA results include twelve months results compared to less than eleven months for the year ended May 31, 2010, after the July 7, 2009 acquisition of the Cryptek assets. We were also impacted by a decrease in our SSIA revenues primarily as a result of delays in receiving facility clearance at one of our U.S. facilities, which prevented us from bidding on secure contracts. That facility clearance was awarded in November 2010.

Operating Expenses

Cost of Revenues and Gross Margin

	Years ended May 31,
	2011	2010
Gross margin by segments:
SSC	28.3%	26.8%
EMS	11.1%	23.5%
SSIA	29.6%	25.1%

Total	18.6%	25.3%

Our combined gross margin for the year ended May 31, 2011 decreased by approximately 6.7 percentage points compared to the year ended May 31, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased in the year ended May 31, 2011 from 74.7% to 81.4% compared to the same period in 2010. The SSC segment cost of revenues decreased 1.5% compared to the prior year as a result of consolidation efforts and cost cutting measures, despite being partially offset by initial lower efficiency on the transferred production at our Pennsylvania location. The EMS segment cost of revenues increased 12.4 percentage points compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC and the assets of the KGC Companies during the year ended May 31, 2011, compared to the same period in 2010. The SSIA segment realized a decrease in cost of revenues mainly as a result of the Company realizing benefits of consolidation efforts and cost cutting measures. Total cost of revenues from continuing operations for the year ended May 31, 2011 included approximately $2.1 million of restructuring costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $19.0 million for the year ended May 31, 2011 from $12.0 million for the year ended May 31, 2010. The increase is primarily a result of the addition of SenDEC in January 2011 and the KGC Companies in January 2010, which increased general and administrative expenses by approximately $1.4 million and $3.7 million, respectively, for the year ended May 31, 2011, higher share based compensation and higher professional fees, partially offset by certain cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses for the year ended May 31, 2011 were 17.5%, which was consistent with the prior year.

The major components of general and administrative expenses are as follows:

	Years ended May 31,
	2011	% of sales	2010	% of sales
Accounting and Administration	$4,779	4.4%	$3,978	5.8%
Share based compensation—general and administrative	$2,754	2.5%	$1,215	1.8%
Professional Services (including Audit and Legal)	$2,598	2.4%	$2,034	3.0%

Selling Expenses

Selling expenses from continuing operations increased to approximately $6.3 million for the year ended May 31, 2011 from approximately $3.4 million for the same period in fiscal 2010. The increase was largely due to the inclusion of selling expenses related to the acquisition of SenDEC and the asset acquisition of the KGC Companies on January 21, 2011 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 5.9% for the year ended May 31, 2011, compared to 4.9% for the year ended May 31, 2010.

The major components of selling expenses are as follows:

	Years ended May 31,
	2011	% of sales	2010	% of sales
Payroll Expense—Sales	$3,908	3.6%	$1,857	2.7%
Commissions	$976	0.9%	$851	1.2%

Research and Development Expenses

Research and development costs from continuing operations increased slightly to approximately $2.4 million for the year ended May 31, 2011 from approximately $2.2 million for the fiscal year ended May 31, 2010.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the year ended May 31, 2011, business acquisition and related charges were approximately $12.8 million associated with the completion of the SenDEC acquisition and the Spectrum acquisition, compared to approximately $2.5 million for the year ended May 31, 2010 associated with the asset acquisitions of Cryptek and the KGC Companies.

Operating Loss

We posted an operating loss from continuing operations for the year ended May 31, 2011 of approximately $24.3 million compared to an operating loss from continuing operations of approximately $3.2 million for the same period in 2010. The increase in operating loss of approximately $21.1 million is attributed to i) an increase in restructuring and acquisition related costs of approximately $15.2 million due primarily to costs associated with the SenDEC and Spectrum acquisitions in fiscal 2011, and ii) lower gross margin in the Systems & Subsystems segment as a result of product mix, and initially lower efficiency on the transferred production at our Windber, Pennsylvania location compared to the same period in 2010.

Other Expense (Income)

Total other expense for the year ended May 31, 2011 amounted to approximately $4.7 million, compared to approximately $0.1 million for the same period in 2010.

The increase in other expense is largely attributable to an increase in interest expense of approximately $1.2 million from higher average debt levels throughout the year, and $2.8 million of non-cash expense related to the amortization of note discounts on $20.0 million promissory notes repaid and $3.7 million of convertible notes converted to shares in January 2011. The increase in net other expense was also attributable to reduced other income. The year ended May 31, 2011 included approximately $1.0 million of gains on the sale of the Company’s buildings in Hauppauge and Endicott, N.Y. and other fixed assets, and approximately $0.3 million gain on the sale of marketable securities, while the year ended May 31, 2010 included a gain of approximately $1.0 million on the acquisition of the assets of Cryptek, a gain of approximately $0.1 million on the sale of a parcel of land in Ronkonkoma, N.Y. and a gain of approximately $0.8 million on the sale of a building the Company owned in Ottawa, Canada.

Income Taxes

Income taxes amounted to a benefit of approximately $2.7 million for the year ended May 31, 2011, compared to income tax expense of approximately $0.0 million from the same period in 2010. As a result of acquiring SenDEC, we determined it was more likely than not to recognize a portion of the deferred tax assets; therefore we released approximately $2.7 million valuation allowance as of May 31, 2011. In view of the prior years’ losses and the uncertainty relating to our future profitability we continue to provide for 100% valuation allowance resulting in no deferred tax assets on a net basis. However, in future periods there is potential for the valuation allowance to be lowered based upon future improvements in projected operating results.

Income (Loss) From Discontinued Operations

We generated a gain from discontinued operations of approximately $0.1 million for the year ended May 31, 2011, compared to a loss of approximately $5.7 million in the same period of fiscal 2010. The gain in fiscal 2011 is attributable to the sale of the assets of our nanotechnology operations in June 2010 compared to the on-going operations of the nanotechnology business and write-down of long-lived assets to net realizable value for the year ended May 31, 2010.

Net Loss

We recorded a net loss for the year ended May 31, 2011 of approximately $26.2 million, compared to a net loss of approximately $9.0 million for the year ended May 31, 2010. The increase in the net loss is largely due to an increase in acquisition expenses in the amount of approximately $10.3 million, an increase in restructuring charges in the amount of approximately $4.8 million, higher interest expense, and the $2.8 million non-cash expense related to the amortization of note discounts on debt extinguished ($20.0 million promissory notes repaid in January 2011 and $3.7 million convertible debt converted to shares in January 2011).

Liquidity and Capital Resources

Overview and Summary

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At November 30, 2012, we held cash and cash equivalents of approximately $20.5 million compared to $15.7 million at November 30, 2011. We believe that (i) our available cash and cash equivalents, (ii) funds available under our Revolving Credit Agreement as described below, and (iii) future cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, dividends, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

Term Loan Agreement and Revolving Loan Agreement

On February 6, 2013, in connection with entering into the Term Loan Agreement and the Revolving Loan Agreement, the Amended and Restated Credit Agreement, dated as of June 27, 2011 and amended on January 6, 2012 and March 22, 2012, by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner was paid off and terminated.

As of February 6, 2013, the Company has borrowed $165.0 million under the Term Loan Agreement and approximately $29.4 million under the Revolving Loan Agreement. As of February 6, we had $15.0 million available for future borrowings under the Revolving Loan Agreement.

Term Loan Agreement

The term loans incurred pursuant to the Term Loan Agreement bear interest, at the Company’s option, at the base rate plus 8.75% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 9.75% for the first year and at the base rate plus 9.75% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 10.75% thereafter, with a LIBOR floor of 1.25%. For purposes of the Term Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest is due and payable in arrears monthly for term loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of term loans with interest periods greater than three months) in the case of term loans bearing interest at the adjusted LIBOR rate. Principal payments of the term loans are paid at the end of each of the Company’s fiscal quarters, commencing for the fiscal quarter ending May 31, 2013, with the balance of any outstanding term loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.25% for the fiscal quarters through the end of the Company’s 2014 fiscal year, at 1.875% for the fiscal quarters through the end of the Company’s 2015 fiscal year and at 2.50% for each of the fiscal quarters thereafter.

Under certain circumstances, we are required to prepay the term loans upon the receipt of cash proceeds of certain asset sales, cash proceeds of certain extraordinary receipts and cash proceeds of certain debt or equity financings, and based on a calculation of annual excess cash flow. Mandatory prepayments resulting from assets sales or certain debt financings may require the payment of certain prepayment premiums.

The term loans are secured by a second priority security interest in accounts receivable, inventory, machinery, equipment and certain other personal property relating to the foregoing, and any proceeds from any of the foregoing, subject to certain exceptions and liens, and a first priority security position on substantially all other real and personal property, in each case that are owned by the Company and the subsidiary guarantors.

The Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders, in each case subject to customary exceptions for a term loan of this size and type.

Pursuant to the Term Loan Agreement, the Company is required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit its annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio, which is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter of the Company, must be not less than the ratio set forth opposite such period below:

Applicable Ratio	Applicable Period
1.50:1.00	For the one quarter period ending on February 28, 2013
1.70:1.00	For the two quarter period ending on May 31, 2013
1.90:1.00	For the three quarter period ending on August 31, 2013
1.90:1.00	For the Test Period ending on November 30, 2013
2.10.1.00	For the Test Period ending on February 28, 2014
2.10.1.00	For the Test Period ending on May 31, 2014
2.20.1.00	For the Test Period ending on August 31, 2014
2.50.1.00	For the Test Period ending on November 30, 2014
2.60.1.00	For the Test Period ending on February 28, 2015
2.70.1.00	For the Test Period ending on May 31, 2015

Applicable Ratio	Applicable Period
2.75.1.00	For the Test Period ending on August 31, 2015
2.75.1.00	For the Test Period ending on November 30, 2015
2.90:1.00	For the Test Period ending on February 29, 2016
2.90:1.00	For the Test Period ending on May 31, 2016
3.00:1.00	For the Test Period ending on August 31, 2016
3.20:1.00	For the Test Period ending on November 30, 2016
3.30:1.00	For the Test Period ending on February 28, 2017
3.40:1.00	For the Test Period ending on May 31, 2017
3.50:1.00	For the Test Period ending on August 31, 2017
3.50:1.00	For the Test Period ending on November 30, 2017
3.75:1.00	For the Test Period ending on February 28, 2018

The leverage ratio, which is defined as Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter of the Company, must be not greater than the ratio set forth opposite such period below:

Applicable Ratio	Test Period Ending
5.65:1.00	February 28, 2013
5.65:1.00	May 31, 2013
5.50:1.00	August 31, 2013
5.50:1.00	November 30, 2013
4.10:1.00	February 28, 2014
4.00:1.00	May 31, 2014
3.85:1.00	August 31, 2014
3.85:1.00	November 30, 2014
3.75:1.00	February 28, 2015
3.75:1.00	May 31, 2015
3.50:1.00	August 31, 2015
3.50:1.00	November 30, 2015
3.25:1.00	February 29, 2016
3.25:1.00	May 31, 2016
3.15:1.00	August 31, 2016
3.15:1.00	November 30, 2016
3.05:1.00	February 28, 2017
3.00:1.00	May 31, 2017
2.80:1.00	August 31, 2017
2.80:1.00	November 30, 2017
2.70:1.00	February 28, 2018

The Term Loan Agreement includes customary events of default including, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default, in each case subject to certain exceptions for a term loan of this type. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Term Loan Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the Term Loan Agreement. If the Company were unable to obtain a waiver for a breach of covenant and the lenders accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment. If the Company’s cash is utilized to repay any outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Revolving Loan Agreement

The revolving loans incurred pursuant to the Revolving Loan Agreement bear interest, at the Company’s option, at the base rate plus a margin between 1.50% and 2.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin between 2.50% and 3.00%, in each case with such margin being determined based on the Company’s average daily excess availability under the revolving credit facility for the preceding fiscal quarter. For purposes of the Revolving Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest is due and payable in arrears monthly for revolving loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of revolving loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on February 6, 2018. The Company may prepay the revolving loans and terminate the commitments, in whole or in part, at any time without premium or penalty. Under certain circumstances, we are required to prepay the revolving loans upon the receipt of cash proceeds of certain asset sales.

All borrowings under the Revolving Loan Agreement are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible accounts receivable, inventory, machinery and equipment, in each case subject to reductions for applicable reserves.

The Revolving Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders, in each case subject to customary exceptions for a credit facility of this size and type.

Pursuant to the Revolving Loan Agreement, the Company is also required to maintain compliance with a fixed charge coverage ratio and to limit its annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights) at such times that it fails to maintain excess availability under the revolving credit facility above a specified level. The fixed charge coverage ratio, which is defined as the ratio of EBITDA minus unfinanced capital expenditures to Fixed Charges (as each term as defined in the Revolving Loan Agreement), as at the end of each fiscal quarter of the Company, must be not less than the ratio set forth opposite such period below:

Applicable Ratio	Applicable Period
1.0:1.0	For the one quarter period ending February 28. 2013
1.0:1.0	For the two quarter period ending May 31, 2013
1.0:1.0	For the three quarter period ending August 31, 2013
1.0:1.0	For the four quarter period ending on the last day of each November, February, May or August thereafter

The Revolving Loan Agreement contains customary events of default including, among others, non-payment defaults, defaults due to an inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency defaults and a change of control default, in each case subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Revolving Loan Agreement, a termination of the commitments under the Revolving Loan Agreement, an obligation by any guarantors to repay their respective obligations in full and the right of the lenders to exercise remedies with respect to any collateral securing the obligations under the Revolving Loan Agreement. If the Company were unable to obtain a waiver for a breach of covenant and the lenders accelerated the payment of any outstanding amounts, such acceleration may cause the Company’s cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require the Company to obtain alternate financing to satisfy the accelerated payment. If the Company’s cash is utilized to repay any outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Year Ended November 30, 2012 Compared to November 30, 2011

Cash generated by continuing operating activities of approximately $9.0 million for the year ended November 30, 2012, was higher than cash used by continuing operations of approximately $11.1 million for the year ended November 30, 2011. The increase in cash generated by continuing operating activities resulted primarily from lower cash restructuring and business acquisition and related charges, higher product sales, and higher collection activities during the year ended November 30, 2012 compared to the same period in 2011. The increase was partially offset by higher interest payments in fiscal 2012.

Cash used by investing activities for the year ended November 30, 2012 was approximately $31.1 million, which consisted of approximately $29.1 million for the purchase of C-MAC and RTIE net of cash acquired, and $2.5 million for the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building. Cash used by investing activities for the year ended November 30, 2011 consisted of $241.3 million for the SenDEC and Spectrum business acquisitions net of cash acquired, the CMT asset acquisition, including restricted cash of $0.7 million for the remaining purchase price of CMT and the acquisition of capital and intangible assets of approximately $2.9 million, partially offset by approximately $0.5 million of proceeds on the sales of capital assets and marketable securities.

Cash flow generated by financing activities for the year ended November 30, 2012 totaled approximately $27.0 million, and resulted from the net proceeds associated with the New Term Loans and the Note, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement. During the year ended November 30, 2011 cash generated by financing of approximately $265.3 million consisted mainly of the proceeds from i) net proceeds of approximately $159.0 million from term loans issued to Morgan Stanley, ii) a private placement of approximately $31.8 million in June 2011, and ii) a private placement of approximately $105.5 million in March 2011, partially offset by the repayment of $1.9 million in short-term borrowings and certain capital lease obligations, $20.0 million promissory notes and $9.1 million sellers’ notes issued in connection with the acquisition of the assets of the KGC Companies.

As of November 30, 2012, the Company had $15.0 million available under the Credit Agreement to meet its cash requirements. As of February 6, 2013, the Company had $15.0 million available for future borrowings under the Revolving Loan Agreement.

Six Months Ended November 30, 2011 Compared to November 30, 2010

Cash used by continuing operating activities of approximately $1.6 million for the six months ended November 30, 2011, was higher than cash used by continuing operations of approximately $0.3 million for the six months ended November 30, 2010. During the six months ended November 30, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted primarily from higher interest payments and an increase in cash used by changes in operating assets and liabilities as a result of inventory purchases for future sales and increased accounts receivable balances from sales in the month of November 30, 2011.

Cash used by investing activities for the six months ended November 30, 2011 consisted of $276.2 million for the Spectrum business acquisition net of cash acquired, the CMT asset acquisition, including restricted cash of $0.7 million for the remaining purchase price of CMT and the acquisition of capital and intangible assets of approximately $1.9 million. Cash generated in investing activities for the six months ended November 30, 2010 consisted mainly of proceeds from sale of two manufacturing buildings totaling approximately $1.6 million, partially offset by the acquisition of capital assets of approximately $1.0 million.

Cash flow generated by financing activities for the six months ended November 30, 2011 totaled approximately $185.3 million, and resulted mainly from the net proceeds of approximately $159.0 million from term loans issued to Morgan Stanley, approximately $31.8 million from the issuance of common stock as a result of a private placement on June 27, 2011, and stock options exercised during the quarter, partially offset by the repayment of approximately $1.1 million on long-term debt (primarily term loans) and approximately $4.4 million on a line of credit. That line of credit was subsequently terminated and replaced by a $15.0 million secured revolving credit facility with Morgan Stanley, that was undrawn at November 30, 2011. During the six months ended November 30, 2010 cash flow used by financing of approximately $1.1 million consisted mainly of the repayment of certain capital lease obligations.

Year Ended May 31, 2011 Compared to May 31, 2010

At May 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $108.4 million, compared to $4.5 million at May 31, 2010. Subsequent to May 31, 2011 we used approximately $91.0 million as part of the purchase price of the Spectrum acquisition.

Cash used by continuing operating activities of approximately $9.7 million for the year ended May 31, 2011, was higher than cash used by continuing operations of approximately $2.4 million for the year ended May 31, 2010. During the year ended May 31, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted from an increase in the net loss primarily due to higher acquisition related and restructuring cash charges ($17.4 million—in fiscal 2011 vs. $3.7 million in fiscal 2010), and higher interest payments, partially offset by an increase in cash generated by changes in operating assets and liabilities.

Cash generated by investing activities for the year ended May 31, 2011 consisted of net cash acquired in the SenDEC acquisition ($32.4 million), proceeds on the sale of the assets of NanoOpto for approximately $2.0 million and proceeds from the sale of two manufacturing buildings and other fixed assets totaling approximately $1.7 million, partially offset by the acquisition of capital assets of approximately $2.0 million. Cash used in investing activities for the year ended May 31, 2010 consisted mainly of the acquisition of the assets of the KGC Companies for $14.0 million and the acquisition of the assets of Cryptek for approximately $2.9 million, and the acquisition of capital assets of approximately $1.6 million, partially offset by proceeds from sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $1.0 million, and the sale of a building the Company owned in Ottawa, Canada for proceeds of approximately $1.9 million.

Cash flows generated by financing activities for the year ended May 31, 2011 totaled approximately $78.9 million, which resulted mainly from the $105.5 million proceeds of a private placement and $3.7 million net additional drawings on a line of credit facility with RBC Bank (USA), partially offset by the repayment of $20.0 million promissory notes and the $9.1 million promissory note to the sellers of the assets of the KGC Companies, and certain capital lease obligations. During the year ended May 31, 2010, cash flow provided by financing totaled approximately $23.3 million and consisted mainly of the net proceeds from the issuance of $20.0 million promissory notes in connection with the acquisition of the assets of the KGC Companies and the issuance of $3.7 million convertible debt in connection with the acquisition of the assets of Cryptek, net of repayment of long-term debt and repurchases of common shares.

Contractual Obligations

Future cash payments required under debt arrangements, operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, and capital leases as of November 30, 2012 are summarized in the following table.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Operating lease obligations (a)	$19,039	$4,138	$3,720	$2,742	$2,387	$2,196	$3,856
Long-term debt obligations (b)	188,062	2,233	1,971	1,831	1,831	4,555	175,641
Estimated interest payments	56,059	16,164	16,000	15,854	7,975	17	49
Capital lease obligations (b)	384	116	107	107	54	—	—
Asset retirement obligations (c)	1,048	—	—	—	—	—	1,048
Other contractual obligations (d)	37,167	—	—	—	—	—	37,167

Total	$301,759	$22,651	$21,798	$20,534	$12,247	$6,768	$217,761

Note: Deferred tax liabilities are omitted from this schedule because their ultimate payoff date cannot be reasonably established given the long-term nature of this obligation.

(a)	As described in Note 20 (a) to the consolidated financial statements included in this Annual Report on Form 10-K.

(b)	As described in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

(c)	As described in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

(d)	Other contractual obligations relates to the redeemable preferred stock as described in Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Fixed Assets Held for Sale

Fixed assets held for sale have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $900 at November 30, 2012 compared to $3,217 at November 30, 2011. The decrease is attributed to the sale of land and building in January, 2012 from the Spectrum acquisition previously held for sale as a result of initiatives to consolidate operational activities.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations relating to API Nanofabrication and Research Corporation (“NanoOpto”) for prior periods are reported as discontinued operations (note 5) and not included in the results from continuing operations figures.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2012. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the year ending November 30, 2012.

As at May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing the 10-Q for May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the third quarter of fiscal 2012, the Company completed its impairment analysis and determined that an additional $24,300 write-down of goodwill was required.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2008 through November 30, 2012.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client. Revenue from production-type contracts, which represents less than one per cent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financial statements.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $284 and $156, in warranty liability as of November 30, 2012 and November 30, 2011, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $647, $218, $143 and $237 for the year ended November 30, 2012, the six months ending November 30, 2011 and the years ending May 31, 2011 and 2010, respectively.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2012, 50%, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, 71%, 6% and 6% of May 31, 2011 annual revenues and 55%, 6% and 8% of the May 31, 2010 annual revenues, respectively. One of the US customers, a defense prime contractor, represented approximately 7% of revenues for the year ended November 30, 2012 (8% for the six months ended November 30, 2011, 21% and 20% of revenues for the years ended May 31, 2011 and 2010, respectively). The same customer represented 6% and 6% of accounts receivable as of November 30, 2012 and 2011, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates under our credit facility. We may utilize interest rate swap agreements in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of November 30, 2012, there was $183.4 million outstanding at adjusted LIBOR plus 7.25% under the term loan portion of our then credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the credit facility, has a floor of 1.5% on the term loan. Based on LIBOR at November 30, 2012, an increase of 1% in interest rates would result in a 0.3% increase, due to the 1.5% floor, or a $0.6 million increase in our annual interest expense. A 1% change in interest rates would result in a $1.8 million change in our annual interest expense on the term loan borrowings, assuming the entire $183.4 million was outstanding.

As of February 6, 2012, the Company has borrowed $165.0 million under the Term Loan Agreement and approximately $29.4 million under the Revolving Loan Agreement. The loan amounts under the Term Loan Agreement bear interest at adjusted LIBOR plus 9.75%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.25%. The loan amounts under the Revolving Loan Agreement bear interest at adjusted LIBOR plus a margin between 2.5% and 3.0%. Based on LIBOR at February 6, 2013, an increase of 1% in interest rates would result in a 0.5% increase on the term loan portion, due to the 1.25% floor, and a 1.0% increase on the Revolving Loan portion, or a $1.2 million increase in our overall annual interest expense. A 1% change in interest rates would result in a $1.9 million change in our annual interest expense on the term and revolving loan borrowings, assuming the entire $194.4 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Inflation Risk.

Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included in this Annual Report on Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2012.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2012.

The effectiveness of our internal control over financial reporting as of November 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm; their report is included in this Item 9A.

Scope of Management’s Evaluation and Report on Internal Control over Financial Reporting

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of C-MAC Aerospace Limited (“C-MAC”), which was acquired on March 22, 2012, would be excluded from the internal control assessment as of November 30, 2012, as permitted by the rules and regulations of the SEC. The Company acquired the entire issued share capital of C-MAC during the year ended November 30, 2012. C-MAC accounted for approximately $44.8 million and $33.5 million of total and net assets, respectively (or 11% and 24% of total and net assets, respectively), as of November 30, 2012 and $25.3 million and $(1.4) million of revenues and net loss, respectively, for the year then ended.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of API Technologies Corp.

We have audited API Technologies Corp. internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of C-MAC Aerospace Limited, which is included in the November 30, 2012 consolidated financial statements of API Technologies Corp. and constituted $44.8 million and $33.5 million of total and net assets, respectively, as of November 30, 2012 and $25.3 million and $(1.4) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of API Technologies Corp. also did not include an evaluation of the internal control over financial reporting of C-MAC Aerospace Limited.

In our opinion, API Technologies Corp. has maintained, in all material respects, effective internal control over financial reporting as of the year ended November 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of API Technologies Corp. as of November 30, 2012 and November 30, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended November 30, 2012, the six months ended November 30, 2011 and the year ended May 31, 2011 of API Technologies Corp. and our report dated February 12, 2013, expressed an unqualified opinion thereon.

Ernst & Young LLP

Pittsburgh, Pennsylvania

February 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act within 120 days from 2012 fiscal year end. Reference is also made to the information appearing in Item 1 of Part I of this Transition Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2012 fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial statements are set forth in this report following the signature page of this report. See index on page F-1.

2. Consolidated Financial statement schedule

Except for Schedule II – Valuation and Qualifying Accounts, included as a schedule following the financial statements herein, all financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3. Exhibit Index. The exhibits listed below, as part of this Annual Report on Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.4	Certificate of Designation of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

4.1	Note Purchase Agreement, dated as of March 22, 2012, by and among API Technologies Corp. and each of the Purchasers referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

4.2	Form of Convertible Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.1	Support Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.2	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

Exhibit Number	Exhibit Title

10.4	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.5	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.6	Form of Warrant issued December 2009 to investors for aggregate amount of 62,500 shares of common stock (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.7	Registration Rights Agreement dated January 21, 2011 by and between the Company and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

*10.8	Management Bonus Plan dated January 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

*10.9	Employment letter agreement with Bel Lazar (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

10.10	U.S. Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.11	Canadian Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.12	Amended and Restated Credit Agreement dated as of June 27, 2011 by and among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2011).

10.13	First Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2012 and effective as of the First Amendment Effective Date (as defined therein), among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2012).

10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2012, among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

*10.15	Letter Agreement between the Company and John P. Freeman, effective as of June 1, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.16	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s 10-K/T filed with the SEC on February 9, 2012).

*10.17	Form of Incentive Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC October 15, 2009).

*10.18	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC October 15, 2009.)

Exhibit Number	Exhibit Title

*10.19	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

*10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.21	Registration Rights Agreement dated as of March 18, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(l) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.22	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.31 to the Company’s 10-K filed with the SEC on August 26, 2011).

10.23	Share Purchase Agreement, dated as of March 22, 2012, between C-MAC Microcircuits UK Opco Limited, Karen Oddey and API Technologies (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

*10.24	Letter agreement between Phil Rehkemper and the Company effective April 10, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on July 10, 2012).

10.25	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.26	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.27	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.28	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and UK security trustee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.29	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.30	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.31	English Law Debenture, dated 6 February, 2013, by and between API Technologies (UK) Limited and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

Exhibit Number	Exhibit Title

10.32	English Law Debenture, dated 6 February, 2013, by and between RF2M Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.33	English Law Debenture, dated 6 February, 2013, by and between RF2M Microelectronics Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.34	English Law Debenture, dated 7 February, 2013, by and between RF2M Microwave Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on February 8, 2013)]

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of WithumSmith+Brown, P C (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ BEL LAZAR
Bel Lazar,
Chief Executive Officer

Dated: February 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ BEL LAZAR Bel Lazar, Chief Executive Officer	February 12, 2013

Principal Financial and Accounting Officer

/S/ PHIL REHKEMPER Phil Rehkemper Chief Financial Officer	February 12, 2013

/S/ BRIAN R. KAHN Brian R. Kahn, Chairman and Director	February 12, 2013

/S/ MATTHEW E. AVRIL Matthew E. Avril, Director	February 12, 2013

/S/ KENTON W. FISKE Kenton W. Fiske, Director	February 12, 2013

/S/ MELVIN L. KEATING Melvin L. Keating, Director	February 12, 2013

/S/ KENNETH J. KRIEG Kenneth J. Krieg, Director	February 12, 2013

Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as at November 30, 2012 and 2011	F-4

Consolidated Statements of Operations for the year ended November 30, 2012, the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the year ended November 30, 2012, the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the year ended November 30, 2012, the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the accompanying consolidated balance sheets of API Technologies Corp. as of November 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended November 30, 2012, six months ended November 30, 2011 and the year ended May 31, 2011. Our audits also included Schedule II following the financial statements. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of November 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the year ended November 30, 2012, six months ended November 30, 2011 and the year ended May 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), API Technologies Corp.’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the consolidated statements of operations, shareholders’ equity, and cash flows of API Technologies Corp. for the year ended May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

August 10, 2010

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(In thousands of dollars, except share data)

	November 30, 2012	November 30, 2011
Assets
Current
Cash and cash equivalents	$20,535	$15,689
Restricted cash (note 4c)	700	700
Accounts receivable, less allowance for doubtful accounts of $637 and $501 at November 30, 2012 and 2011, respectively	45,229	52,983
Inventories, less provision for obsolescence of $ 7,949 and $9,731 at November 30, 2012 and 2011, respectively (note 7)	67,962	72,017
Deferred income taxes	1,101	4,797
Prepaid expenses and other current assets	2,644	1,705

	138,171	147,891
Fixed assets, net	41,792	44,149
Fixed assets held for sale (note 2)	900	3,217
Goodwill (note 9)	156,002	253,170
Intangible assets, net	50,090	50,001
Other non-current assets	9,344	8,019

Total assets	$396,299	$506,447

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$41,487	$46,002
Deferred revenue	385	1,892
Current portion of long-term debt (note 12)	2,328	1,917

	44,200	49,811
Deferred income taxes	3,410	9,905
Other long-term liabilities (note 13)	1,048	—
Long-term debt, net of current portion and discount of $2,986 and $3,830 at November 30, 2012 and 2011, respectively (note 12)	183,087	165,267

	231,745	224,983

Commitments and contingencies (note 20)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,000 liquidation preference and 1,000,000 authorized shares, 26,000 and 0 shares issued and outstanding at November 30, 2012 and 2011, respectively) (note 14)	25,581	—
Shareholders’ equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,764,553 and 54,568,384 shares issued and outstanding at November 30, 2012 and 2011, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at November 30, 2012 and 2011, respectively)	—	—
Additional paid-in capital	326,973	322,675
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(192,513)	(43,810)
Accumulated other comprehensive income	2,085	171

	138,973	281,464

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$396,299	$506,447

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(In thousands of dollars, except share data)

	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Revenue, net	$280,820	$144,313	$108,278	$68,550
Cost of revenues
Cost of revenues	214,460	109,734	86,036	50,565
Restructuring charges (note 21)	10,336	205	2,067	636

Total cost of revenues	224,796	109,939	88,103	51,201

Gross profit	56,024	34,374	20,175	17,349

Operating expenses
General and administrative	26,825	12,604	18,960	11,980
Selling expenses	15,753	7,954	6,347	3,352
Research and development	10,297	5,041	2,389	2,200
Business acquisition and related charges	4,027	638	12,798	2,454
Restructuring charges (note 21)	7,366	2,125	3,963	572

	64,268	28,362	44,457	20,558

Operating income (loss)	(8,244)	6,012	(24,282)	(3,209)
Other expense (income)
Goodwill impairment	111,300	—	—	—
Interest expense, net	16,209	6,987	3,282	2,069
Amortization of note discounts and deferred financing costs	15,684	1,125	2,776	—
Other expense (income), net	898	176	(1,349)	(1,990)

	144,091	8,288	4,709	79

Loss from continuing operations before income taxes	(152,335)	(2,276)	(28,991)	(3,288)
Expense (benefit) for income taxes	(3,632)	(10,160)	(2,678)	45

Income (loss) from continuing operations	(148,703)	7,884	(26,313)	(3,333)
Gain (loss) from discontinued operations, net of tax	—	—	96	(5,682)

Net income (loss)	$(148,703)	$7,884	$(26,217)	$(9,015)

Income (loss) per share from continuing operations—Basic and diluted	$(2.69)	$0.15	$(1.27)	$(0.38)
Income (loss) per share from discontinued operations—Basic and diluted	$0.00	$0.00	$0.00	$(0.66)

Net income (loss) per share—Basic and diluted	$(2.69)	$0.15	$(1.27)	$(1.04)

Weighted average shares outstanding
Basic	55,314,263	53,790,766	20,657,757	8,693,498
Diluted	55,314,263	53,802,763	20,657,757	8,693,498

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands of dollars, except share data)

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2009	7,938,466	$8	$35,202	$—	$(16,462)	$246	$18,994
Shares exchanged for subsidiary exchangeable shares and shares subject to issuance in connection with plan of arrangement (see Note 16)	38	—	—	—	—	—	—
Share-based compensation expense	—	—	1,215	—	—	—	1,215
Share repurchase	(103,435)	—	(570)	—	—	—	(570)
Shares issued as part of acquisition	250,000	—	1,400	—	—	—	1,400
Shares issued in escrow	126,250	—	707	—	—	—	707
Shares subscribed but not issued	—	—	—	2,373	—	—	2,373
Warrants issued	—	—	3,615	—	—	—	3,615
Net loss for the period	—	—	—	—	(9,015)	—	(9,015)
Foreign currency translation adjustment	—	—	—	—	—	161	161
Unrealized gain on marketable securities—net of taxes	—	—	—	—	—	58	58

Total comprehensive loss							(8,795)

Balance at May 31, 2010	8,211,319	$8	$41,569	$2,373	$(25,477)	$465	$18,938

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2010	8,211,319	$8	$41,569	$2,373	$(25,477)	$465	$18,938
Share-based compensation expense	—	—	2,301	—	—	—	2,301
Shares issued as compensation	159,981	—	1,203	—	—	—	1,203
Share repurchases	(35,544)	—	(148)	—	—	—	(148)
Shares issued from conversion of Convertible debt	1,216,667	1	3,649	—	—	—	3,650
Shares issued to Parent as part of Merger (Note 1)	22,000,000	22	133,078	—	—	—	133,100
Fair value of options from Merger	—	—	3,540	—	—	—	3,540
Shares issued as part of Private Placement	17,589,855	18	105,521	—	—	—	105,539
Net loss for the period	—	—	—	—	(26,217)	—	(26,217)
Foreign currency translation adjustment	—	—	—	—	—	107	107
Realized gain on marketable securities—net of taxes	—	—	—	—	—	(286)	(286)

Total comprehensive loss							(26,396)

Balance at May 31, 2011	49,142,278	$49	$290,713	$2,373	$(51,694)	$286	$241,727

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Changes in Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2011	49,142,278	$49	$290,713	$2,373	$(51,694)	$286	$241,727
Shares exchanged for subsidiary exchangeable shares and shares subject to issuance in connection with plan of arrangement (see Note 16)	1,598	—	—	—	—	—	—
Share-based compensation expense	—	—	174	—	—	—	174
Shares issued as part of Private Placement (Note 16)	5,091,958	6	29,942	—	—	—	29,948
Stock issued from stock option exercises (Note 17)	332,550	—	1,846	—	—	—	1,846
Net income for the period	—	—	—	—	7,884	—	7,884
Foreign currency translation adjustment	—	—	—	—	—	(115)	(115)

Total comprehensive income							7,769

Balance at November 30, 2011	54,568,384	$55	$322,675	$2,373	$(43,810)	$171	$281,464

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Consolidated Statements of Changes in Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Preferred Stock-number of shares	Preferred stock amount	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2011	—	$—	54,568,384	$55	$322,675	$2,373	$(43,810)	$171	$281,464
Series A Mandatorily Redeemable Preferred Stock (see Note 14)	26,000	26,268	—	—	—	—	—	—	—
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 14)	—	(687)	—	—	—	—	—	—	—
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 16)	—	—	20,833	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,550	—	—	—	1,550
Stock issued as compensation	—	—	227,477	—	674	—	—	—	674
Stock withheld for taxes	—	—	(52,141)	—	(198)	—	—	—	(198)
Amounts related to beneficial conversion features and embedded derivatives on Convertible Notes and Preferred stock (note 14)	—	—	—	—	2,272	—	—	—	2,272
Net loss for the period	—	—	—	—	—	—	(148,703)	—	(148,703)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,914	1,914

Total comprehensive loss	—	—	—	—	—	—	—	—	(146,789)

Balance at November 30, 2012	26,000	$25,581	54,764,553	$55	$326,973	$2,373	$(192,513)	$2,085	$138,973

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(In thousands of dollars, except share data)

	Year Ended Nov. 30, 2012	Six Months Ended Nov. 30, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010
Cash flows from operating activities
Net income (loss)	$(148,703)	$7,884	$(26,217)	$(9,015)
Less: (Gain) loss from discontinued operations	—	—	(96)	5,682
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18,230	8,502	2,971	1,000
Amortization of note discounts and deferred financing costs	15,684	1,125	511	328
Amortization of note discounts due to debt extinguishment	—	—	2,776	—
Goodwill impairment	111,300	—	—	—
Write down of fixed assets	2,821	—	461	324
Share based compensation, net	2,224	173	3,504	1,215
Gain on business asset acquisition	—	—	—	(993)
Gain on sale of marketable securities	—	—	(322)	—
Gain on sale of fixed assets	(6)	—	(916)	(1,070)
Deferred income taxes	(3,348)	(10,846)	(2,692)	8
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	12,929	(7,269)	5,475	(3,008)
Inventories	10,667	(3,829)	14,567	(255)
Prepaid expenses and other current assets	(929)	1,261	648	1,702
Accounts payable and accrued expenses	(10,030)	1,234	(2,116)	6,100
Deferred revenue	(1,863)	159	(8,296)	(4,371)

Net cash provided (used) by continuing activities	8,976	(1,606)	(9,742)	(2,353)
Net cash provided (used) by discontinued operations	—	—	112	(3,104)

Net cash provided (used) by operating activities	8,976	(1,606)	(9,630)	(5,457)
Cash flows from investing activities
Purchase of fixed assets	(1,229)	(1,324)	(2,000)	(1,624)
Purchase of intangible assets	(1,296)	(564)	—	—
Proceeds from disposal of fixed assets	480	—	1,724	3,002
Proceeds from sale of marketable securities	—	—	324	—
Business acquisitions net of cash acquired of $3,045, $7,141, $32,353, and $2,071 (note 4)	(29,052)	(273,623)	32,353	(16,928)
Restricted cash (note 4c)	—	(700)	—	—
Discontinued operations (note 5)	—	—	2,041	(45)

Net cash provided (used) by investing activities	(31,097)	(276,211)	34,442	(15,595)
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	31,795	105,539	—
Repurchase and retirement of common shares	—	—	(148)	(570)
Short-term borrowings (repayment)	—	(4,372)	3,674	698
Repayment of long-term debt	(2,188)	(1,108)	(30,176)	(483)
Net proceeds—long-term debt (note 12)	29,161	158,952	—	23,650

Net cash provided by financing activities	26,973	185,267	78,889	23,295
Effect of exchange rate on cash and cash equivalents	(6)	(178)	204	(161)

Net change in cash and cash equivalents	4,846	(92,728)	103,905	2,082
Cash and cash equivalents, beginning of period—continuing operations	15,689	108,417	4,496	2,424
Cash and cash equivalents, beginning of period—discontinued operations	—	—	16	6

Cash and cash equivalents, beginning of period	15,689	108,417	4,512	2,430
Cash and cash equivalents, end of period	$20,535	$15,689	$108,417	$4,512
Less: cash and cash equivalents of discontinued operations, end of period	—	—	—	16

Cash and cash equivalents of continuing operations, end of period	$20,535	$15,689	$108,417	$4,496

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

Basis of Presentation

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. This Annual Report on Form 10-K covers the year December 1, 2011 to November 30, 2012. The six-month transition period ended on November 30, 2011 is referred to as the “Transition Period.” The unaudited comparative information for the year ended November 30, 2011 (unaudited) and the six months ended November 30, 2010 (unaudited), are presented in Note 24. The years ended May 31, 2011 and 2010 reflect the twelve month results of the respective year.

The unaudited consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements are presented in conformity with United States generally accepted accounting principles.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

Dollar Amounts in Thousands, Except Per Share Data

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

Fixed Assets Held for Sale

Fixed assets held for sale from our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $900 at November 30, 2012 compared to $3,217 at November 30, 2011. The decrease is attributed to an impairment charge on certain land and a building from the Spectrum acquisition, and the sale of land and a building in January, 2012 also from the Spectrum acquisition previously held for sale as a result of initiatives to consolidate operational activities.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations relating to API Nanofabrication and Research Corporation (“NanoOpto”) for prior periods are reported as discontinued operations (note 5) and not included in the results from continuing operations figures.

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

The Company has three reporting units: (i) Systems, Subsystems & Components, (ii) Electronic Manufacturing Services, and (iii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, SenDEC in January 2011, the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems, Subsystems & Components reporting unit, except for SenDEC and the KGC Companies, which relate to the Electronic Manufacturing Services reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2012. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the year ending November 30, 2012.

As at May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing the 10-Q for May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the third quarter of fiscal 2012, the Company completed its impairment analysis and determined that an additional $24,300 write-down of goodwill was required.

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

Dollar Amounts in Thousands, Except Per Share Data

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2008 through November 30, 2012.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

The Company recognizes non-contract revenue when it is realized or realizable and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client. Revenue from production-type contracts, which represents less than one per cent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financial statements.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $284 and $156, in warranty liability as of November 30, 2012 and November 30, 2011, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $647, $218, $143 and $237 for the year ended November 30, 2012, the six months ending November 30, 2011 and the years ending May 31, 2011 and 2010, respectively.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2012, 50%, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, 71%, 6% and 6% of May 31, 2011 annual revenues and 55%, 6% and 8% of the May 31, 2010 annual revenues, respectively. One of the US customers, a defense prime contractor, represented approximately 7% of revenues for the year ended November 30, 2012 (8% for the six months ended November 30, 2011, 21% and 20% of revenues for the years ended May 31, 2011 and 2010, respectively). The same customer represented 6% and 6% of accounts receivable as of November 30, 2012 and 2011, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

4. ACQUISITIONS

a) C-MAC

On March 22, 2012, the Company completed the acquisition, through its UK-based subsidiary API UK, of the entire issued share capital of C-MAC, for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), consisting of i) the payment at closing of £19,250 pounds sterling (approximately $30,300 USD) and ii) the assumption of C-MAC’s term loan facility of £1,700 pounds sterling (approximately $2,700 USD) (see Note 12c). C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. The acquisition expands the Company’s RF and Microwave and microelectronics capabilities and the Company believes that additional revenue opportunities

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

will be generated through cross selling, C-MAC’s European based operation and API’s expansion into international markets. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,586 as of November 30, 2012. These expenses have been accounted for as operating expenses. The results of operations of C-MAC have been included in the Company’s results of operations beginning on March 22, 2012.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash	$3,045
Accounts receivable and other current assets	6,182
Inventory	7,235
Fixed assets	5,432
Customer, marketing and technology related intangible assets	7,848
Goodwill	11,364
Current liabilities	(4,614)
Long-term liabilities	(3,265)

Fair value of net assets acquired	$33,227

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

Revenues and net loss of C-MAC for the period from the acquisition of March 22, 2012 to November 30, 2012 were approximately $25,336 and $(1,403), respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$155
Buildings and leasehold improvements	1,415
Computer equipment	280
Furniture and fixtures	70
Machinery and equipment	3,504
Vehicles	8

Total fixed assets acquired	$5,432

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal, travel and relocation costs, reorganization charges and professional fees in connection with the acquisition of approximately $769 as of November 30, 2012. These expenses have been accounted for as operating expenses. The results of operations of RTIE have been included in the Company’s results of operations beginning on March 19, 2012.

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

Revenues and net income of RTIE for the period from March 19, 2012 to November 30, 2012 were approximately $2,088 and $568, respectively.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200, subject to certain adjustments; as a result the Company put $700 of the $8,200 purchase price into escrow for a period of twelve months to secure the indemnification obligations of CMT and Randall S. Wilson. Subsequent to November 30, 2012, due to certain adjustments, the Company made a final purchase price payment of $600 and will record Other expense (income) of $100 in the quarter ending February 28, 2013.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $102 as of November 30, 2011, and an additional $79 as of November 30, 2012. These expenses have been accounted for during the respective periods as operating expenses. The results of operations of CMT have been included in the Company’s results of operations beginning on December 1, 2011.

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

Revenues and net income of CMT for the year ended November 30, 2012 were approximately $7,288 and $447, respectively.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $5,166. These expenses were accounted for as operating expenses, primarily as of May 31, 2011. Also in connection with this acquisition, the Company incurred approximately $7,210 of deferred financing costs (recorded in Other non-current assets on the consolidated balance sheet) and $4,250 of discounts related to the term loans (see Note 12a) that are being amortized to interest expense using the effective interest method. The results of operations of Spectrum have been included in the Company’s results of operations beginning on June 1, 2011.

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

Revenues and net loss of Spectrum for the year ended November 30, 2012 were approximately $144,228 and $(12,597), respectively. Revenues and net income from the acquisition date, June 1, 2011, to November 30, 2011 were approximately $78,925 and $9,595, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14,000 in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. The fair value of this obligation was initially estimated to be $2,200 and was previously recorded in Accounts payable and accrued expenses. During the quarter ended May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company reduced the fair value of this obligation to $nil. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11,000, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012. As of November 30, 2012 no amount has been recorded related to this bonus plan.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges, professional fees and accelerated share option expense in connection with the acquisition of approximately

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

$6,168. The expenses have been accounted for as operating expenses. The results of operations of SenDEC have been included in the Company’s results of operations beginning on January 21, 2011.

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

Revenues and net loss of SenDEC for the year ended November 30, 2012 were approximately $29,331 and $(84,243), respectively. Revenues and net loss of SenDEC for the six months ending November 30, 2011 were approximately $21,160 and $(1,717), respectively. Revenues and net income from the acquisition date, January 21, 2011, to May 31, 2011 were approximately $19,286 and $28, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Buildings and leasehold improvements	$515
Computer equipment	200
Furniture and fixtures	105
Machinery and equipment	4,569

Total fixed assets acquired	$5,389

f) KGC Companies

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The API Pennsylvania Subsidiaries purchased the assets of the KGC Companies for total consideration of $27,580 comprised of (i) $24,000, including $14,000 of cash paid at closing and a $10,000 short-term note (the “Sellers’ Note”) dated January 20, 2010 issued to the KGC Companies and (ii) 800,000 shares of API common stock (the “Shares”) payable as follows: 250,000 Shares were issued and delivered at closing, 250,000 Shares were to be issued and delivered on the first anniversary of the closing and 300,000 Shares were to be issued and delivered on the second anniversary of the closing. The shares issued and to be issued were valued at $5.60 per share, the fair value of the common shares at the transaction date. Of the 550,000 shares that have not been delivered, 126,250 were placed in escrow to satisfy future indemnification claims under the Purchase Agreement by the Company and the API Pennsylvania Subsidiaries. The remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

In connection with its entry into a Loan Agreement with RBC Bank, the Company repaid and terminated the Amended and Restated Promissory Note, dated as of December 14, 2010 (the “Amended Note”), by the API Pennsylvania Subsidiaries in favor of Kuchera Industries LLC (“Payee”) in an original principal amount of $9,100. During December 2010, there was a $900 downward adjustment to the principal amount and during April 2011 the Sellers’ Note was fully repaid, see Note 12. The Amended Note represented part of the purchase price of various assets purchased by the API Pennsylvania Subsidiaries from Payee and its affiliates. The Company is in the process of negotiating certain indemnification matters with the Payee under the Asset Purchase Agreement, dated January 20, 2010, by and among the Company, the API Pennsylvania Subsidiaries, the Payee, Kuchera Defense Systems, Inc., KII, Inc. and William Kuchera and Ronald Kuchera, as amended. The Company has withheld the issuance of shares of common stock and the release of shares of common stock held in escrow pursuant to the Asset Purchase Agreement, pending resolution of the indemnification claims and the litigation described in Note 20.

The Company accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,216. The expenses have been accounted for as operating expenses. The results of operations of the API Pennsylvania Subsidiaries have been included in the Company’s results of operations beginning on January 20, 2010.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Accounts receivable and prepaids	$7,654
Inventory	20,272
Fixed assets	5,490
Technology and Customer related intangibles	2,585
Goodwill	7,331
Assumed current liabilities	(3,006)
Assumed deferred revenue	(11,628)
Assumed capital leases payable	(1,118)

Fair value of net assets acquired	$27,580

The fair value of the KGC Companies exceeded the underlying fair value of all other assets acquired, thereby giving rise to the goodwill. Technology and customer related intangibles are amortized on a straight line basis over 15 years.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Revenues and net loss for the API Pennsylvania Subsidiaries, for the year ended November 30, 2012, were approximately $33,241 and $(21,722), respectively. Revenues and net income for the API Pennsylvania Subsidiaries, for the six months ended November 30, 2011, were approximately $29,500 and $1,238, respectively. For the year ended May 31, 2011, revenues and net loss were approximately $54,409 and $(3,357), respectively (revenues and net income period from January 20, 2010 acquisition to May 31, 2010 – $23,236 and $2,895, respectively).

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$1,958
Machinery and equipment	3,338
Furniture and fixtures	121
Vehicles	73

Total fixed assets acquired	$5,490

g) Cryptek Technologies Inc.

On July 7, 2009, API Cryptek Inc. (“API Cryptek”), a wholly-owned subsidiary of the Company, incorporated on June 23, 2009, acquired substantially all of the assets of Cryptek Technologies Inc. (“Cryptek”), including its wholly-owned subsidiaries, Emcon Emanation Control Ltd., located in Canada and Secure Systems & Technologies, Ltd., located in the United Kingdom and its Ion Networks division (DBA Ion) located in the United States, through the foreclosure on API Cryptek’s security interest and liens in the Cryptek assets, and subsequent sale under the Uniform Commercial Code. API Cryptek was the successful bidder of the Cryptek assets at the sale, by bidding the total amount owed by Cryptek to API Cryptek under loan documents previously purchased by API Cryptek for $5,000.

Cryptek developed and delivered secure communication solutions to various industries and government agencies. Cryptek also was a provider of emanation security products and solutions.

The Cryptek acquisition was completed with proceeds from corporate funds and the private placement of secured, convertible promissory notes completed June 23, 2009, (Note 16) which were converted on January 31, 2011 to common shares.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $790. The expenses have been accounted for as operating expenses. The results of operations of API Cryptek have been included in the Company’s results of operations beginning on July 7, 2009.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Cash	$2,071
Accounts receivable and prepaids	2,410
Inventory	2,990
Fixed assets	3,435
Customer related intangibles	508
Assumed current liabilities	(3,519)
Assumed mortgage payable	(1,902)

Fair value of net assets acquired	$5,993

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The fair value of the net assets acquired in this transaction exceeded the fair value of the purchase price. As a result, the Company recognized a gain on acquisition of approximately $993 in the consolidated statement of operations for the year ended May 31, 2010. This gain was included in other income (expense), net.

Revenues and net income for the year ended November 30, 2012 were approximately $22,502 and $2,121, respectively. Revenues and net income for the six months ended November 30, 2011 were approximately $12,522 and $872, respectively. For the year ended May 31, 2011, revenues and net loss were approximately $19,128 and $(1,589), respectively. Revenues and net loss from the acquisition date, July 7, 2009, to May 31, 2010 were approximately $22,223 and $(1,278), respectively.

Fixed assets acquired in this transaction consist of the following:

Buildings and leasehold improvements	$2,821
Machinery and equipment	531
Furniture and fixtures	37
Vehicles	46

Total fixed assets acquired	$3,435

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC, RTIE, CMT, Spectrum, SenDEC, KGC Companies and Cryptek acquisitions described above had occurred at the beginning of the year ended November 30, 2012, the six months ended November 30, 2011, and years ended May 31, 2011 and May 31, 2010, respectively.

	Year ended November 30,	Period ended November 30,	Year ended May 31,
	2012	2011	2011	2010
Revenues	$291,971	$168,381	$403,271	$385,370
Net income (loss) from continuing operations	$(149,078)	$10,629	$(1,306)	$26,122
Net income (loss)	$(149,078)	$10,629	$(1,209)	$20,440
Net income (loss) from continuing operations per share—basic and diluted	$(2.70)	$0.20	$(0.02)	$0.49
Net income (loss) per share—basic and diluted	$(2.70)	$0.20	$(0.02)	$0.38

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The operating results of NanoOpto are summarized as follows:

	Year ended November 30,	Period ended November 30,	Year ended May 31,
	2012	2011	2011	2010
Revenue, net	$—	$—	$—	$533
Cost of revenues	—	—	—	115

Gross Profit	—	—	—	418
General and administrative	—	—	104	731
Research and development	—	—	31	3,090
Selling expenses	—	—	—	53
Provision for income taxes	—	—	—	2
Other expense (income)	—	—	(231)	(18)
Write-down of long-lived assets	—	—	—	2,242

Income (loss) from discontinued operations, net of tax	$—	$—	$96	$(5,682)

During fiscal 2010, the Company recorded a write-down of $2,242 resulting from the Company’s analysis of the net realizable value of the long-lived assets of discontinued operations. The Company initially determined the fair value of these long-lived assets using Level 3 inputs for fair value measurement purposes. A valuation report was obtained from an independent third party, who developed the estimates using Level 3 inputs including recent sales of like or similar equipment.

The assets and liabilities relating to NanoOpto were $0 as of November 30, 2012 and 2011.

6. MARKETABLE SECURITIES AND OTHER FAIR VALUE MEASUREMENTS

Marketable Securities

Marketable securities, which are classified as available for sale, were $nil at November 30, 2012 and November 30, 2011 and were previously included in current assets.

	November 30, 2012		November 30, 2011

	Cost	Market	Cost	Market

Shares in venture issuers	$—	$—	$—	$—

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

In April 2011, the Company realized a gain of approximately $323 on the sale of these marketable equity securities. Gross unrealized holding gains amounted to $0 at November 30, 2012 and 2011.

Other Fair Value Measurements

The following table summarizes assets, which have been accounted for at fair value, along with the basis for the determination of fair value.

	November 30, 2012			November 30, 2011
	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2011 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$900	$900	$1,781	$3,217	$3,217	$—
Long-lived assets held for sale of discontinued operations	—	—	—	—	—	—

Total	$900	$900	$1,781	$3,217	$3,217	$—

The following is a summary of activity for the year ended November 30, 2012 and the six months ended November 30, 2011 for assets measured at fair value based on unobservable measure criteria:

Fixed Assets Held for Sale
Balance, May 31, 2011	$150
Add: Classified as assets held for sale	3,066

Balance, November 30, 2011	$3,216
Less: Sales of fixed assets held for sale	(535)
Less: Impairment of fixed assets held for sale	(1,781)

Balance, November 30, 2012	$900

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

7. INVENTORIES

Inventories consisted of the following at November 30:

	2012	2011
Raw materials	$35,633	$35,872
Work in progress	23,151	28,955
Finished goods	9,178	7,190

Total	$67,962	$72,017

8. FIXED ASSETS

Fixed assets consisted of the following:

	As of November 30, 2012
	Cost	Accumulated Depreciation	Net Book Value
Land	$3,297	$—	$3,297
Buildings and leasehold improvements	20,820	(2,425)	18,395
Computer equipment	2,722	(988)	1,734
Furniture and fixtures	1,887	(887)	1,000
Machinery and equipment	31,079	(13,826)	17,253
Vehicles	122	(9)	113

Fixed assets, net	$59,927	$(18,135)	$41,792

	As of November 30, 2011
	Cost	Accumulated Depreciation	Net Book Value
Land	$3,215	$—	$3,215
Buildings and leasehold improvements	18,944	(682)	18,262
Computer equipment	1,973	(107)	1,866
Furniture and fixtures	1,749	(524)	1,225
Machinery and equipment	26,538	(7,096)	19,442
Vehicles	214	(75)	139

Fixed assets, net	$52,633	$(8,484)	$44,149

Machinery and equipment for November 30, 2012, includes assets from capital leases with cost of $590, accumulated depreciation of $(138) and net book value of $452 (November 30, 2011—$590, $(83) and $507, respectively).

Depreciation expense amounted to $8,872 for the year ended November 30, 2012, $4,295 for the six months ended November 30, 2011, and $1,984 and $843 for the years ended May 31, 2011 and 2010, respectively. Included in these amounts are $55, $34, $24 and $39 of amortization of assets under capital lease for the year ended November 30, 2012, the six months ended November 30, 2011 and years ended May 31, 2011 and 2010, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

9. GOODWILL AND INTANGIBLE ASSETS

The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, SenDEC in January 2011, the acquisition of the assets of the KGC Companies in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our SSC and EMS reporting units.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2012. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the year ending November 30, 2012.

As at May 31, 2012, given lower than projected revenues, primarily as a result of an overall decline in the defense market, and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. During the quarter ended May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the quarter ended August 31, 2012, the Company completed its impairment analysis and determined that an additional $24,300 write-down of goodwill was required.

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

Goodwill and intangible assets consisted of the following at November 30:

	2012	2011
Goodwill not subject to amortization:
Beginning balance, net	$253,170	$90,301
Goodwill from business acquisition (note 4a)	11,364	—
Goodwill from business acquisition (note 4b)	2,177	—
Goodwill from business acquisition (note 4c)	(500)	2,385
Goodwill from business acquisition (note 4d)	958	160,201
Goodwill from business acquisition (note 4e)	133	283
Goodwill impairment	(111,300)	—

Ending balance, net	$156,002	$253,170

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Intangible assets consisted of the following:

		November 30, 2012
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(12)	$472
Customer contracts	8.1	33,485	(9,671)	23,814
Technology	7.5	21,709	(2,712)	18,997
Tradenames	3.3	7,376	(2,199)	5,177
Computer software	3.0	2,178	(597)	1,581
Patents		54	(5)	49

Intangible assets, net	7.1	$65,286	$(15,196)	$50,090

		November 30, 2011
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	5.0	$2,216	$(2,216)	$—
Customer contracts	7.8	29,801	(2,763)	27,038
Technology	7.9	18,395	(1,309)	17,086
Tradenames	3.3	6,510	(1,218)	5,292
Computer software	3.0	932	(398)	534
Patents		54	(3)	51

Intangible assets, net	7.1	$57,908	$(7,907)	$50,001

Changes in the carrying amount of Intangible assets were as follows:

	November 30, 2012	November 30, 2011
Intangible assets:
Beginning balance, net	$50,001	$8,023
Intangible assets from business acquisition (note 4a)	7,848	—
Intangible assets from business acquisition (note 4c)	500	4,053
Intangible assets from business acquisition (note 4d)	—	41,568
Patents and Computer software purchased	1,296	564
Less: Amortization	(9,555)	(4,207)

Ending balance, net	$50,090	$50,001

Amortization expense amounted to $9,555 for the year ended November 30, 2012, and $4,207 for the six months ended November 30, 2011. Amortization expense related to existing intangible assets is expected to be approximately $10,373, $9,815, $7,723, $7,052 and $7,052 for the years ending November 30, 2013, 2014, 2015, 2016 and 2017, respectively. At November 30, 2012, computer software includes capitalized computer software development costs of $1,517 ($502 at November 30, 2011).

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

10. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 12a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of November 30, 2012 and 2011.

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $401 (250 GBP), which renews in July 2013. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of November 30, 2012 and 2011.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at November 30:

	2012	2011
Trade accounts payable	$26,031	$33,460
Accrued expenses	10,044	6,940
Wage and vacation accrual	5,412	5,602

Total	$41,487	$46,002

12. LONG-TERM DEBT

The Company was obligated under the following debt instruments at November 30:

	(in thousands)
	2012	2011
Term loans, due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a) (b)	$183,375	$169,075
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,424	1,509
Lockman loan – C-MAC acquisition (d)(b)	2,724	—
Note payable – RTIE acquisition (e)	540	—
Capital leases payable (f)	338	430

	$188,401	$171,014
Less: Current portion of long-term debt	(2,328)	(1,917)
Discount on term loans	(2,986)	(3,830)

Long-term portion	$183,087	$165,267

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

A portion of the proceeds from the secured term loan was used to repay a previous line of credit facility from RBC Bank, which was then terminated. On June 27, 2011, API entered into an Amended and Restated Credit Agreement, which amends and restates the Credit Agreement (as amended, the “Credit Agreement”) in its entirety and provides for a secured term loan facility in the principal amount of $170,000 and a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. The borrowings under the senior credit facilities are secured by substantially all of the Company’s assets and are guaranteed by the Company’s U.S. and Canadian subsidiaries, which guaranty obligations are secured by a security interest on substantially all of the assets of such subsidiaries, including certain material real property.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

The aggregate principal amount of term loans (including the $16,000 New Term Loans) outstanding under the Credit Agreement as amended was $183,375 as of November 30, 2012.

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

b)	In connection with its entry into the Revolving Loan Agreement and Term Loan Agreement on February 6, 2013, these items were repaid and terminated (see Note 26—Subsequent Events).

c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at November 30, 2012. The mortgage is secured by the subsidiary’s assets.

d)	A subsidiary of the Company in the United Kingdom entered into a 5 year term loan facility with Lockman Electronic Holdings Limited on December 16, 2011 (“Lockman Loan”), under which interest is charged at a margin of 5.0% over LIBOR. The margin increases by 0.5% each year on December 1 for the term of the agreement. The term loan is secured against a debenture over the subsidiary’s assets.

e)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $540 as of November 30, 2012.

f)

The Company is the lessee of equipment under various capital leases with monthly payments of $10 and $11 for November. 30, 2012 and 2011, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets that expire by May 2016. The assets and liabilities under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

its estimated productive life. At November 30, 2012 and 2011, $452 and $507, of assets from capital leases were included in fixed assets, net.

Future principal payments of long-term debt and capital leases for the next five years are as follows:

Year	Long-term debt	Capital leases	Total
2013	$2,233	$116	$2,349
2014	1,971	107	2,078
2015	1,831	107	1,938
2016	1,831	54	1,885
2017	4,555	—	4,555
Thereafter	175,642	—	175,642

	$188,063	$384	$188,447
Less: imputed interest	—	(46)	(46)

	$188,063	$338	$188,401

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of asset retirement obligations, primarily relating to leasehold improvements associated with land and a building at one of the Company’s facilities in the United Kingdom under lease until December 2021.

As a result of the C-MAC acquisition (note 4a), the Company recorded an asset retirement obligation of approximately $967. During the period from the March 22, 2012 acquisition of C-MAC to the year ended November 30, 2012, the Company recorded accretion expense of approximately $42 and foreign exchange revaluation of $39.

14. REDEEMABLE PREFERRED STOCK

On March 22, 2012, following the acquisition of C-MAC, the Company entered into a Note Purchase Agreement by and among the Company and the purchaser referred to therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Company sold an aggregate initial principal amount of $26,000 of convertible subordinated notes (the “Note”) to a single purchaser in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received aggregate gross proceeds of $16,000 from the private placement, all of which will be used for working capital purposes. The purchaser of the Note is an affiliate of Senator Investment Group LP. At the time of the issuance of the Note, the purchaser of the Note was the beneficial owner of approximately 10.7% of our outstanding common stock, without giving effect to the transactions contemplated by the Note Purchase Agreement.

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The purchaser has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially and currently $1,000 per share) of the Series A Preferred Stock into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of the date of this Annual Report, is convertible into approximately 4,333,333 shares of common stock.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

On March 22, 2012, subject to the effectiveness of the amendments to the Charter described above, the Company’s Board of Directors also authorized the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” pursuant to a Certificate of Designation (the “Certificate of Designation”).

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

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

The Series A Preferred Stock will be convertible at any time at the discretion of the holders into that number of shares of common stock equal to the Liquidation Preference being converted (plus any accrued dividends that have not yet been accreted to the Liquidation Preference), divided by the initial conversion price of $6.00 per share, which initial conversion price is subject to adjustments as described below. In addition, upon a Change of Control (as defined in the Note Purchase Agreement), the sale of all or substantially all of the assets of the Company or the occurrence of certain dilution events (a “Mandatory Redemption Event”), then the holders of Series A Preferred Stock will have the right to receive upon conversion, in lieu of the common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable upon such Mandatory Redemption Event had the shares of Series A Preferred Stock been converted into common stock immediately prior to such Mandatory Redemption Event.

On March 22, 2019, all of the outstanding shares of Series A Preferred Stock are to be redeemed by the Company for the amount of the Liquidation Preference, plus any and all amounts owing to the holder of such redeemed shares pursuant to the terms of the Note Purchase Agreement, the Note or any other document delivered in connection therewith. The Company must offer to redeem all of the shares of Series A Preferred Stock upon a Mandatory Redemption Event. A holder of Series A Mandatorily Redeemable Preferred Stock may accept or reject such offer of redemption.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

15. INCOME TAXES

The geographical sources of loss from continuing operations before income taxes for the year ended November 30, 2012, the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010 were as follows:

	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Income (loss) before income taxes:
United States	$(153,806)	$(4,071)	$(29,523)	$(3,321)
Non-United States	1,471	1,795	532	33

Total	$(152,335)	$(2,276)	$(28,991)	$(3,288)

The income tax expense (benefit) for continuing operations is summarized as follows:

	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Current:
United States	$(487)	$230	$—	$45
Non-United States	203	455	—	—

	(284)	685	—	45

Deferred:
United States	(3,445)	(10,915)	(2,677)	—
Non-United States	97	70	—	—

	(3,348)	(10,846)	(2,677)	—

Income tax expense (benefit)	$(3,632)	$(10,160)	$(2,677)	$45

The consolidated effective tax benefit/(expense) rate (as a percentage of income (loss) before income taxes and cumulative effect of change in accounting principle) for continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
U.S. federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
Non-deductible expenses	(3.5)	(31.0)	1.0	(1.4)
Effect of foreign tax rates	0.1	9.2	—	—
State income taxes, net of federal tax effect	2.0	(10.4)	—	—
Change in valuation allowance	(9.1)	402.1	(25.8)	(34.0)
Change in tax rates	0.6	27.1	—	—
Impairment of goodwill	(22.8)	—	—	—
Tax credits	—	12.2	—	—
Other	1.1	3.2	—	—

Effective tax rate benefit/(expense)	2.4%	446.4%	9.2%	(1.4)%

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The components of deferred taxes are as follows as at November 30:

	2012	2011
Future income tax assets
Loss carryforwards	$25,170	$13,118
Other	—	4
Unrealized foreign exchange loss	—	—
Marketable securities	—	—
Share based compensation	2,138	1,593
Inventory	1,050	3,527
Capital assets	—	—
Accruals	1,101	1,356
Tax credits	482	608
Valuation Allowance	(16,051)	(2,410)

	13,890	17,796

Future income tax liabilities
Capital assets	(4,333)	(6,996)
Intangible assets	(9,238)	(13,460)
Deferred tax on export sales	(2,468)	(2,447)
Other	—	—

	(16,039)	(22,903)

	$(2,149)	$(5,107)

	2012	2011
Balance sheet presentation
Deferred income tax assets—current	$1,101	$4,797
Deferred income tax assets—long-term (in Other non-current assets)	160	—
Deferred income tax liability—current	—	—
Deferred tax liabilities—long-term	(3,410)	(9,904)

Net deferred tax liabilities	$(2,149)	$(5,107)

The valuation allowance as of November 30, 2012, November 30, 2011, May 31, 2011 and May 31, 2010 totaled approximately $16,051, $2,410, 11,846, and $4,900, respectively, which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward. The total change in valuation allowance for the year ended November 30, 2012 was approximately $13,641 which primarily relates to the recording of a deferred tax liability for indefinite lived intangibles that were identified as a result of acquiring Spectrum, partially offset by an increase for state and foreign loss entities.

The Company and its subsidiaries have net operating loss carryforwards of approximately $60,035, to apply against future taxable income. These losses will expire as follows: $62, $68, $360, $396, $2,895, $4,682, $4,695,

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

$18,242 and $28,635 in 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031 and 2032, respectively. Due to recent acquisitions, these loss carryforwards, and other tax credits, may be subject to certain limitations. Approximately $17,294 of the net operating losses were generated prior to the acquisition of SenDec and are limited to utilization in any one year in the amount of approximately $1,700.

The Company and its subsidiaries have state net operating loss carryforwards of approximately $60,762 to apply against future state taxable income. These losses will expire as follows: $56, $62, $88, $3,863, $4,814, $4,673, $6,513 and $39,652 in 2024, 2026, 2027, 2028, 2029, 2030, 2031, and 2032, respectively.

The Company and its subsidiaries have foreign net operating loss carryforwards of approximately $3,984 to apply against future taxable income. These losses will expire as follows: $58, $279, $582, $748, $2,063, and $252 in 2014, 2028, 2029, 2030, 2031, and 2032, respectively.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2012 the aggregate undistributed earnings of the foreign subsidiaries amounted to $8,500. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

The Company has foreign investment credits of approximately $204 as of November 30, 2012 and $330 as of November 31, 2011. These credits expire as follows: $204 in 2018.

The Company and its subsidiaries have research and development credits of approximately $148, and $148 as of November 30, 2012, and November 30, 2011, respectively which expire in 2031. The Company also has foreign tax credits of approximately $140, and $140 as of November 30, 2012, and November 30, 2011, which expire in 2021.

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

For the year ended November 30, 2012 and the six months ended November 30, 2011 and years ended May 31, 2011 and May 31, 2010, a reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at May 31, 2011	—
Increases related to the Spectrum acquisition	248

Balance at November 30, 2011	$248
Decreases related to IRS audit resolution	(215)

Balance at November 30, 2012	$33

The Company’s unrecognized tax benefits relate to certain U.S. tax credits and state income tax matters. As of November 30, 2012, the Company’s unrecognized tax benefits of approximately $33 would adversely affect the Company’s effective tax rate if recognized.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2007-2012 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2008-2012 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

The Company did not file its July 31, 2011 U.S. tax return timely and has filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. The Company believes that this relief will be granted based on reasonable cause. No liability has been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believes that it is more likely than not that the relief will be granted by the IRS. The ruling is expected to be issued during our fiscal year 2013.

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

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies (see Note 4f) or their designees. 250,000 shares were issued and

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares are to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of November 30, 2012, API is obligated to issue a remaining approximately 603,469 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 562,200 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 1,340,477 and 196,000 options and RSUs during the year ended November 30, 2012 and the six months ended November 30, 2011, respectively (Note 17). The Company issued 1,043,334 options during the year ended May 31, 2011, including 750,000 to SenDEC employees and consultants as part of the SenDEC Merger. During the year ended May 31, 2010 the Company issued 688,277 options related to employment arrangements. These option grants were valued using the Black-Scholes option-pricing model.

17. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,652,611 shares are available for issuance pursuant to options, RSUs, or stock as of November 30, 2012. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2012 there was $1,573 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2013 to 2016.

During the year ended November 30, 2012, the six months ended November 30, 2011 and years ended May 31, 2011 and 2010, $2,224, $173, $4,557 and $1,215, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Expected volatility	89.5%	93.4%	97.4%	110.2%
Expected dividends	0%	0%	0%	0%
Expected term	6 years	6 years	6 years	10 years
Risk-free rate	0.91%	1.83%	1.93%	2.30%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Share Options outstanding—May 31, 2009	885,462	$5.97
Less forfeited	(94,583)	$7.09
Exercised	—	$—
Issued	688,277	$5.52

Share Options outstanding—May 31, 2010	1,479,156	$5.71
Less forfeited	(236,491)	$5.00
Exercised	—	$—
Issued	1,043,334	$5.71

Share Options outstanding—May 31, 2011	2,285,999	$5.74
Less forfeited	(178,858)	$5.64
Exercised	(332,550)	$5.53
Issued	145,000	$6.86

Share Options outstanding—November 30, 2011	1,919,591	$5.72
Less forfeited	(526,985)	$5.02
Exercised	—	$—
Issued	1,025,000	$3.51

Share Options outstanding—November 30, 2012	2,417,606	$5.06

Share Options exercisable—November 30, 2012	1,365,610	$5.78

The weighted average grant price of stock options granted during the year ended November 30, 2012, the six months ended November 30, 2011 and years ended May 31, 2011 and May 31, 2010 was $3.51, $6.86, $5.71 and $5.52, respectively.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	51,000	$6.43

RSUs outstanding—November 30, 2011	51,000	$6.43
Issued (a)	315,477	$3.61
Exercised-Stock issued	(227,477)	$3.56

RSUs outstanding—November 30, 2012	139,000	$4.43

RSUs exercisable—November 30, 2012	21,000	$6.61

(a)	190,477 of the RSUs issued during the year ended November 30, 2012 were fully vested on the issuance date.

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $ 3.55	994,001	$2.99	9.21	$389	21,000	$0.00	$55
$3.56 – $ 4.99	29,584	$3.56	7.89	$—	11,834	$3.56	$—
$5.00 – $ 6.99	1,515,101	$5.86	5.65	$—	1,336,183	$5.82	$—
$7.00 – $20.00	17,920	$12.05	4.94	$—	17,593	$12.11	$—

	2,556,606		7.06	$389	1,386,610		$55

The intrinsic value is calculated as the excess of the market value as of November 30, 2012 over the exercise price of the shares. The market value as of November 30, 2012 was $2.63 as reported by the NASDAQ Stock Market.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the period ended:

	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$759	$227	$3	$30
Cash paid for interest	$16,001	$6,093	$2,793	$1,026
(b) Non cash transactions
Term loan issued in acquisition (note 4a)	$2,700	$—	$—	$—
Exchange of note receivable through asset acquisition (note 4g)	—	—	—	5,000
Sellers’ note payable issued in asset acquisition (note 4f)	—	—	—	10,000
Common shares issued in asset acquisition (note 4f)	—	—	—	2,107
Common shares subscribed but not issued in asset acquisition (note 4f)	—	—	—	2,373
Issuance of warrants with debt modification resulting in debt discount	—	—	—	224
Issuance of warrants with promissory notes resulting in debt discount	—	—	—	3,391
Assets acquired and liabilities assumed in business acquisitions, net	$—	$—	$—	$28,495

19. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Year ended November 30,	Six months ended November 30,	Year ended May 31,
	2012	2011	2011	2010
Weighted average shares-basic	55,314,263	53,790,766	20,657,757	8,693,498
Effect of dilutive securities	*	11,997	*	*

Weighted average shares—diluted	55,314,263	53,802,763	20,657,757	8,693,498

Basic EPS and diluted EPS for the year ended November 30, 2012, the six months ended November 30, 2011 and years ended May 31, 2011 and 2010 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*

Outstanding options and RSUs aggregating 1,970,591 incremental shares, and 955,362 warrants have been excluded from the November 30, 2011 computation of diluted EPS as they are anti-dilutive. All outstanding

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

options aggregating 2,565,606 incremental shares, and 892,862 warrants have been excluded from the November 30, 2012 computation of diluted EPS, all outstanding options aggregating 2,285,999 incremental shares, and 955,362 warrants have been excluded from the May 31, 2011 computation of diluted EPS, and all outstanding options aggregating 1,479,156 incremental shares, 955,362 warrants and 1,216,667 shares underlying the convertible promissory notes have been excluded from the May 31, 2010 computation of diluted EPS, as they are anti-dilutive due to the losses generated in each respective year.

20. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2012.

2013	$4,138
2014	3,720
2015	2,742
2016	2,387
2017	2,196
Thereafter	3,856

Total	$19,039

The preceding data reflects existing leases and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $5,072 for the year ended November 30, 2012, $2,399 for the six months ended November 30, 2011 and $2,365, and $1,575 for the years ended May 31, 2011 and 2010, respectively.

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

c)

The Aster Group filed a lawsuit on November 24, 2010 against Spectrum Control, Inc. (“Spectrum”), in Worcester Superior Court. The lawsuit arises out of a lease between Aster as landlord and Spectrum as tenant for a commercial property located at 165 Cedar Hill Street in Marlborough Massachusetts (the “Property”). Aster filed a five (5) count complaint against Spectrum for 1) breach of contract; 2) breach of good faith and fair dealing; 3) violation of M.G.L. c. 93A, the Massachusetts Consumer Protection statute; 4) negligence; and 5) conversion. Aster contends that when Spectrum vacated the Property at the end of its tenancy in October 2010, Spectrum left the property in damaged condition

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

and that Spectrum owes Aster for repairs. Spectrum filed counterclaims for breach of contract, breach of duty of good faith and fair dealing, violation of the Massachusetts Consumer Protection statute, and for a declaratory judgment regarding its security deposit of $18.

d)	The Company did not file its July 31, 2011 U.S. tax return timely and has filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. The Company believes that it is more likely than not that relief will be granted based on reasonable cause. No liability has been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believes that it is more likely than not that the relief will be granted by the IRS. The ruling is expected to be issued during our fiscal year 2013.

e)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has recorded an aggregate accrual of approximately $1,076 relating to its outstanding legal matters as of November 30, 2012. As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

21. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

In May 2012, the Company announced the restructuring of its EMS business (“EMS restructuring”) in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially completed by the end of fiscal 2012. As of November 30, 2012, the Company reduced its EMS workforce by approximately 10%, which represents approximately 2% of its global workforce.

The Company estimates that approximately $591 relates to cash outlays, primarily due to employee separation expense. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The following table summarizes the charges related to EMS restructuring activities by type of cost as of November 30, 2012:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(11,938)

Balance, November 30, 2012	$—

In 2010, the Company started a restructuring plan (“2010 Restructuring Plan”). During the year ended November 30, 2012 restructuring expenses included charges of approximately i) $2,736 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A., consolidating certain parts of its operations in its leased facilities in Windber, P.A and Sterling, VA, and workforce reductions and other expenses in the United Kingdom, and ii) $2,437 related to workforce reductions and other expenses related to consolidating certain parts of its C-MAC operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2012.

As of November 30, 2012 and November 30, 2011, the following table represents the details of restructuring charges with respect to the 2010 Restructuring Plan:

	Year ended Nov. 30, 2012 (in thousands)	Six months ended Nov. 30, 2011 (in thousands)	Year ended May 31, 2011 (in thousands)	Year ended May 31, 2010 (in thousands)
Opening balance	$780	$460	$525	$1,076
Restructuring charges	5,173	2,304	6,030	1,208

Accumulated restructuring charges	5,953	2,764	6,555	2,284
Cash payments	(5,743)	(1,984)	(5,681)	(1,235)
Non-cash charges	—	—	(414)	(524)

Ending Balance	$210	$780	$460	$525

The remaining balance at November 30, 2012 is included in accounts payable and accrued liabilities.

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

Dollar Amounts in Thousands, Except Per Share Data

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

Year ended November 30, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$199,018	$22,502	$59,300	$—	$—	$280,820

Total revenue	199,018	22,502	59,300		—	280,820

Operating income before expenses below:	34,845	4,246	363	—	—	39,454
Corporate—head office expenses	—	—	—	7,739	—	7,739
Acquisition related charges	817	—	—	3,210	—	4,027
Restructuring	3,399	946	13,120	237	—	17,702
Depreciation and amortization	13,800	375	3,817	238	—	18,230
Goodwill impairment	24,192	—	87,108	—	—	111,300
Other expense (income)	3,726	19	117	28,929	—	32,791
Income tax expense (benefit)	(316)	556	10	(3,882)	—	(3,632)

Net income (loss)	$(10,773)	$2,350	$(103,809)	$(36,471)	$—	$(148,703)

Segment assets—as at November 30, 2012	$321,375	$13,496	$52,589	$8,839	$—	$396,299
Goodwill included in assets—as at Nov. 30, 2012	$153,533	$—	$2,469	$—	$—	$156,002
Purchase of fixed assets, to November 30, 2012	$1,104	$19	$106	$—	$—	$1,229

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Six months ended November 30, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$91,500	$12,522	$40,291	$—	$—	$144,313

Total revenue	91,500	12,522	40,291	—	—	144,313

Operating income (loss) before expenses below:	14,833	1,490	1,192	—	—	17,515
Corporate—head office expenses	—	—	—	2,364	—	2,364
Corporate—acquisition related charges	—	—	—	638	—	638
Depreciation and amortization	6,053	176	2,241	32	—	8,502
Other expense (income)	696	43	(378)	7,926	—	8,287
Income tax expense (benefit)	(10,624)	400	3	61	—	(10,160)

Net income (loss) from continuing operations	18,708	871	(674)	(11,021)	—	7,884
Loss from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$18,708	$871	$(674)	$(11,021)	$—	$7,884

Segment assets—as at November 30, 2011	$326,807	$15,604	$158,990	$5,046	$—	$506,447
Goodwill included in assets—as at Nov. 30, 2011	$163,726	$—	$89,444	$—	$—	$253,170
Purchase of fixed assets, to November 30, 2011	$874	$200	$250	$—	$—	$1,324

Year ended May 31, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$26,858	$19,128	$62,293	$—	$—	$108,279

Total revenue	26,858	19,128	62,293		—	108,279

Operating income before expenses below:	(2,838)	(1,109)	2,179	—	—	(1,768)
Corporate—head office expenses	—	—	—	6,745	—	6,745
Corporate—acquisition related charges	—	—	—	12,798	—	12,798
Restructuring	—	—	—	—	—	—
Depreciation and amortization	392	418	2,056	105	—	2,971
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	(975)	62	466	5,156	—	4,709
Income tax expense (benefit)	(2,689)	—	11	—	—	(2,678)

Net income (loss) from continuing operations	$434	$(1,589)	$(354)	$(24,804)	$—	$(26,313)
Income from discontinued operations, net of tax	96	—	—	—	—	96

Net loss	$530	$(1,589)	$(354)	$(24,804)	$—	$(26,217)

Segment assets—as at May 31, 2011	$7,565	$11,083	$150,696	$103,828	$—	$273,172
Goodwill included in assets—as at May 31, 2011	$1,140	$—	$89,160	$—	$—	$90,300
Purchase of fixed assets, to May 31, 2011	$380	$647	$901	$72	$—	$2,000

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Year ended May 31, 2010 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$26,386	$22,223	$19,941	$—	$—	$68,550

Total revenue	26,386	22,223	19,941		—	68,550

Operating income before expenses below:	1,471	(196)	2,192	—	—	3,467
Corporate—head office expenses	—	—	—	5,676	—	5,676
Corporate—acquisition related charges	—	—	—	—	—	—
Restructuring	—	—	—	—	—	—
Depreciation and amortization	468	295	234	3	—	1,000
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	(615)	112	(201)	783	—	79
Income tax expense (benefit)	35	10	—	—	—	45

Net income (loss) from continuing operations	$1,583	$(613)	$2,159	$(6,462)	$—	$(3,333)
Loss from discontinued operations, net of tax	(5,682)	—	—	—	—	(5,682)

Net income (loss)	$(4,099)	$(613)	$2,159	$(6,462)	$—	$(9,015)

Segment assets—as at May 31, 2010	$6,485	$12,350	$57,157	$2,618	$—	$78,610
Goodwill included in assets—as at May 31, 2010	$1,131	$—	$7,331	$—	$—	$8,462
Purchase of fixed assets, to May 31, 2010	$520	$257	$795	$52	$—	$1,624
Impairment of fixed assets held for sale	$324	$—	$—	$—	$—	$324
Impairment of long-lived assets of discontinued operations	$2,242	$—	$—	$—	$—	$2,242

The Company has operations in the United States, United Kingdom, Canada, Mexico, China and Germany. Revenues are attributed to geographic regions based upon the location of the customer. The geographic distribution of sales is as follows (in thousands):

	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Revenues (in thousands)
United States	$209,773	$114,093	$88,148	$46,283
United Kingdom	24,150	6,733	6,686	6,648
Canada	9,548	3,331	7,417	8,209
China	7,582	2,066	—	—
Germany	4,774	1,974	—	—
All other countries	24,993	16,116	6,027	7,410

Total	$280,820	$144,313	$108,278	$68,550

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The geographic distribution of long-lived assets is as follows (in thousands):

	November 30, 2012	November 30, 2011
Long-lived assets (in thousands)
United States	$32,622	$42,459
United Kingdom	8,878	3,347
Canada	642	856
Mexico	48	67
China	485	618
Germany	17	19

Total	$42,692	$47,366

23. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company is required to match between 50% and 100% of certain employee contributions up to a maximum of 3% or 4% of the employee’s eligible compensation.

Employees may contribute up to a maximum of 15% of eligible compensation. The Company may also make discretionary contributions up to a total of 15% of eligible compensation. During the year ended November 30, 2012, the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010, the Company incurred $1,086, $436, $484, and $388, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

24. TRANSITION PERIOD COMPARABLE INFORMATION

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The comparable amounts for the year ended November 30, 2011 (unaudited) and the six months ended November 30, 2010 (unaudited), are as follows:

Operating Information:

	For the Year Ended Nov. 30, 2012	For the Year Ended Nov. 30, 2011 (Unaudited)	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Revenue, net	$280,820	$197,569	$144,313	$55,022
Cost of revenues
Cost of revenues	214,460	154,875	109,734	40,895
Restructuring charges (note 18)	10,336	1,514	205	758

Total cost of revenues	224,796	156,389	109,939	41,653

Gross profit	56,024	41,180	34,374	13,369

Operating expenses
General and administrative	26,825	23,908	12,604	7,656
Selling expenses	15,753	12,057	7,954	2,244
Research and development	10,297	6,176	5,041	1,254
Business acquisition and related charges	4,027	13,436	638	—
Restructuring charges	7,366	4,446	2,125	1,642

	64,268	60,023	28,362	12,796

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

	For the Year Ended Nov. 30, 2012	For the Year Ended Nov. 30, 2011 (Unaudited)	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Operating income (loss)	(8,244)	(18,843)	6,012	573
Other expense (income), net
Goodwill impairment	111,300	—	—	—
Interest expense, net	16,209	7,729	6,987	2,021
Amortization of note discounts and deferred financing costs	15,684	3,900	1,125	510
Other expense (income), net	898	(329)	176	(836)

	144,091	11,300	8,288	1,695

Loss from continuing operations before income taxes	(152,335)	(30,143)	(2,276)	(1,122)
(Benefit) expense for income taxes	(3,632)	(12,851)	(10,160)	13

Income (loss) from continuing operations	(148,703)	(17,292)	7,884	(1,135)
Income (loss) from discontinued operations, net of income taxes	—	(36)	—	132

Net income (loss)	$(148,703)	$(17,328)	$7,884	$(1,003)

Income (loss) per share from continuing operations—Basic and diluted	$(2.69)	$(0.40)	$0.15	$(0.12)
Income per share from discontinued operations—Basic and diluted	$0.00	$0.00	$0.00	$0.01

Net income (loss) per share—Basic and diluted	$(2.69)	$(0.40)	$0.15	$(0.11)

Weighted average shares outstanding
Basic	55,314,263	43,177,538	53,790,766	8,874,263
Diluted	55,314,263	43,177,538	53,802,763	9,274,197

Cash Flows Information:

	For the Year Ended Nov. 30, 2012	For the Year Ended Nov. 30, 2011 (Unaudited)	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Net Cash flows provided (used) by continuing activities	$8,976	$(11,078)	$(1,605)	$(304)
Net Cash flows provided by discontinued operations	—	—	—	2,189
Cash flows provided (used) by investing activities	(31,097)	(244,376)	(276,211)	566
Cash flows provided (used) by financing activities	26,973	265,304	185,267	(1,149)
Effect of exchange rate on cash and cash equivalents	(6)	331	(178)	(305)

Net change in cash and cash equivalents	$4,846	$10,181	$(92,727)	$997

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

25. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the Company’s selected quarterly financial data for the year ended November 30, 2012, the six months ended November 30, 2011 and the years ended May 31, 2011 and 2010:

	Three months ended				Year ended Nov. 30, 2012
	Feb. 28, 2012	May 31, 2012	Aug. 31, 2012	Nov. 30, 2012
Revenues	$70,717	$78,906	$68,448	$62,749	$280,820
Operating expenses	13,383	19,565	14,735	16,585	64,268

Operating income (loss)	4,258	(9,166)	550	(3,886)	(8,244)

Net income (loss)	$773	$(109,507)	$(27,666)	$(12,303)	$(148,703)

Basic earnings (loss) per share	$0.01	$(1.98)	$(0.50)	$(0.22)	$(2.69)

Diluted earnings (loss) per share	$0.01	$(1.98)	$(0.50)	$(0.22)	$(2.69)

	Three months ended		Six months ended Nov. 30, 2011
	Aug. 31, 2011	Nov. 30, 2011
Revenues	$69,231	$75,082	$144,313
Operating expenses	15,026	13,336	28,362

Operating income (loss)	1,582	4,430	6,012

Net income (loss)	$10,372	$(2,488)	$7,884

Basic earnings (loss) per share	$0.20	$(0.05)	$0.15

Diluted earnings (loss) per share	$0.20	$(0.05)	$0.15

	Three months ended
	Aug. 31, 2010	Nov. 30, 2010	Feb. 28, 2011	May 31, 2011	Year ended May 31, 2011
Revenues	$29,123	$25,899	$24,554	$28,702	$108,278
Operating expenses	5,803	6,993	11,889	19,772	44,457

Operating income (loss)	1,128	(555)	(7,249)	(17,606)	(24,282)

Net income (loss)	$757	$(1,761)	$(10,547)	$(14,666)	$(26,217)

Basic earnings (loss) per share	$0.08	$(0.20)	$(0.83)	$(0.32)	$(1.27)

Diluted earnings (loss) per share	$0.08	$(0.20)	$(0.83)	$(0.32)	$(1.27)

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

	Three months ended
	Aug. 31, 2009	Nov. 30, 2009	Feb. 28, 2010	May 31, 2010	Year ended May 31, 2010
Revenues	$9,069	$11,885	$17,476	$30,120	$68,550
Operating expenses	3,387	4,274	6,522	6,375	20,558

Operating income (loss)	(1,197)	(1,465)	(2,071)	1,524	(3,209)

Net income (loss)	$(783)	$(1,934)	$(6,634)	$336	$(9,015)

Basic earnings (loss) per share	$(0.09)	$(0.23)	$(0.76)	$0.04	$(1.04)

Diluted earnings (loss) per share	$(0.09)	$(0.23)	$(0.76)	$0.04	$(1.04)

26. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 12, 2013, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On February 6, 2013, the Company refinanced substantially all of its outstanding indebtedness. In connection with this refinancing, the Company entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165.0 million term loan facility; and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50.0 million asset-based revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.

Term Loan Agreement and Revolving Loan Agreement

On February 6, 2013, in connection with entering into the Term Loan Agreement and the Revolving Loan Agreement, the Amended and Restated Credit Agreement, dated as of June 27, 2011 and amended on January 6, 2012 and March 22, 2012, by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner was paid off and terminated.

As of February 6, 2013, the Company has borrowed $165.0 million under the Term Loan Agreement and approximately $29.4 million under the Revolving Loan Agreement. As of February 6, the Company had $15.0 million available for future borrowings under the Revolving Loan Agreement.

Term Loan Agreement

The term loans incurred pursuant to the Term Loan Agreement bear interest, at the Company’s option, at the base rate plus 8.75% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 9.75% for the first year and at the base rate plus 9.75% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 10.75% thereafter, with a LIBOR floor of 1.25%. For purposes of the Term Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Interest is due and payable in arrears monthly for term loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of term loans with interest periods greater than three months) in the case of term loans bearing interest at the adjusted LIBOR rate. Principal payments of the term loans are paid at the end of each of the Company’s fiscal quarters, commencing for the fiscal quarter ending May 31, 2013, with the balance of any outstanding term loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.25% for the fiscal quarters through the end of the Company’s 2014 fiscal year, at 1.875% for the fiscal quarters through the end of the Company’s 2015 fiscal year and at 2.50% for each of the fiscal quarters thereafter.

Under certain circumstances, the Company is required to prepay the term loans upon the receipt of cash proceeds of certain asset sales, cash proceeds of certain extraordinary receipts and cash proceeds of certain debt or equity financings, and based on a calculation of annual excess cash flow. Mandatory prepayments resulting from assets sales or certain debt financings may require the payment of certain prepayment premiums.

The term loans are secured by a second priority security interest in accounts receivable, inventory, machinery, equipment and certain other personal property relating to the foregoing, and any proceeds from any of the foregoing, subject to certain exceptions and liens, and a first priority security position on substantially all other real and personal property, in each case that are owned by the Company and the subsidiary guarantors.

The Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders, in each case subject to customary exceptions for a term loan of this size and type.

Pursuant to the Term Loan Agreement, the Company is required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit its annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights).

The Term Loan Agreement includes customary events of default including, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default, in each case subject to certain exceptions for a term loan of this type. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Term Loan Agreement and an obligation of the subsidiary guarantors to repay the full amount of the Company’s borrowings under the Term Loan Agreement.

Revolving Loan Agreement

The revolving loans incurred pursuant to the Revolving Loan Agreement bear interest, at the Company’s option, at the base rate plus a margin between 1.50% and 2.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin between 2.50% and 3.00%, in each case with such margin being determined based on the Company’s average daily excess availability under the revolving credit facility for the preceding fiscal quarter. For purposes of the Revolving Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Interest is due and payable in arrears monthly for revolving loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of revolving loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on February 6, 2018. The Company may prepay the revolving loans and terminate the commitments, in whole or in part, at any time without premium or penalty. Under certain circumstances, the Company is required to prepay the revolving loans upon the receipt of cash proceeds of certain asset sales.

All borrowings under the Revolving Loan Agreement are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible accounts receivable, inventory, machinery and equipment, in each case subject to reductions for applicable reserves.

The Revolving Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders, in each case subject to customary exceptions for a credit facility of this size and type.

Pursuant to the Revolving Loan Agreement, the Company is also required to maintain compliance with a fixed charge coverage ratio and to limit its annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights) at such times that it fails to maintain excess availability under the revolving credit facility above a specified level.

The Revolving Loan Agreement contains customary events of default including, among others, non-payment defaults, defaults due to an inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency defaults and a change of control default, in each case subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of the Company’s obligations pursuant to the Revolving Loan Agreement, a termination of the commitments under the Revolving Loan Agreement, an obligation by any guarantors to repay their respective obligations in full and the right of the lenders to exercise remedies with respect to any collateral securing the obligations under the Revolving Loan Agreement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011	Year ended May 31, 2010
Allowance for doubtful accounts
Balance beginning of period	$501	$173	$102	$85
Charged to costs and expenses	(145)	(116)	180	4
Charged to other accounts (1)	281	444	50	40
Deductions (2)	—	—	159	27

Balance at end of period	$637	$501	$173	102
Inventory obsolescence reserve
Balance beginning of period	$9,731	$3,148	$3,295	2,842
Charged to costs and expenses	9,281	105	1,561	—
Charged to other accounts (1)	4,667	6,478	843	1,098
Deductions (3)	15,730	—	2,551	645

Balance at end of period	$7,949	$9,731	$3,148	$3,295

(1)	Provision primarily as a result of business acquisitions.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Obsolete inventory written off, net of recoveries.