Form 10-Q
period 2013-02-28
API Technologies Corp.
filed 2013-04-09
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

54,811,219 shares of common stock with a par value of $0.001 per share at April 1, 2013.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 28, 2013

PART I – FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

  (Unaudited) (Dollar Amounts in Thousands)

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	February 28, 2013	November 30, 2012
Assets
Current
Cash and cash equivalents	$10,064	$20,535
Restricted cash (note 4c)	—	700
Accounts receivable, less allowance for doubtful accounts of $706 and $637 at February 28, 2013 and November 30, 2012, respectively	49,202	45,229
Inventories, less provision for obsolescence of $7,902 and $7,949 at February 28, 2013 and November 30, 2012, respectively (note 6)	71,012	67,962
Deferred income taxes	1,039	1,101
Prepaid expenses and other current assets	2,737	2,644

	134,054	138,171
Fixed assets, net	39,647	41,792
Fixed assets held for sale (note 2)	900	900
Goodwill	156,002	156,002
Intangible assets, net	47,646	50,090
Other non-current assets	3,451	5,760

Total assets	$381,700	$392,715

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$41,421	$41,487
Deferred revenue	492	385
Current portion of long-term debt (note 9)	9,585	2,328

	51,498	44,200
Deferred income taxes	4,074	3,410
Other long-term liabilities	998	1,048
Long-term debt, net of current portion, and discount of $8,219 and $6,570 at February 28, 2013 and November 30, 2012, respectively (note 9)	176,375	179,503

	232,945	228,161

Commitments and contingencies (note 15)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,000 liquidation preference and 1,000,000 authorized shares, 26,000 and 0 shares issued and outstanding at February 28, 2013 and November 30, 2012, respectively) (note 10)	25,234	25,581
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,768,553 and 54,764,553 shares issued and outstanding at February 28, 2013 and November 30, 2012, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 28, 2013 and November 30, 2012, respectively)	—	—
Additional paid-in capital	327,363	326,973
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(206,937)	(192,513)
Accumulated other comprehensive income	667	2,085

	123,521	138,973

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$381,700	$392,715

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended Feb. 28, 2013	For the Three Months Ended Feb. 29, 2012
Revenue, net	$67,158	$70,717
Cost of revenues
Cost of revenues	52,031	52,771
Restructuring charges (note 17)	103	305

Total cost of revenues	52,134	53,076

Gross profit	15,024	17,641

Operating expenses
General and administrative	6,992	6,500
Selling expenses	4,019	3,766
Research and development	2,428	2,488
Business acquisition and related charges	468	290
Restructuring charges	242	339

	14,149	13,383

Operating income	875	4,258
Other expenses (income), net
Interest expense, net	4,343	3,370
Amortization of note discounts and deferred financing costs (note 9a)	10,753	595
Other expense (income), net	(798)	26

	14,298	3,991

Income (loss) from continuing operations before income taxes	(13,423)	267
Expense (benefit) for income taxes	1,001	(506)

Net income (loss)	$(14,424)	$773

Unrealized foreign currency translation adjustment	(1,418)	62

Other comprehensive income (loss)	(1,418)	62

Comprehensive income (loss)	$(15,842)	$835

Net income (loss) per share—Basic and diluted	$(0.26)	$0.01

Weighted average shares outstanding
Basic	55,369,100	55,192,697
Diluted	55,369,100	55,395,557

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2012	26,000	$25,581	54,764,553	$55	$326,973	$2,373	$(192,513)	$2,085	$138,973
Stock issued as compensation	—	—	4,000	—	—	—	—	—	—
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 10)	—	(347)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	390	—	—	—	390
Net loss for the period	—	—	—	—	—	—	(14,424)	—	(14,424)
Other comprehensive loss	—	—	—	—	—	—	—	(1,418)	(1,418)

Balance at February 28, 2013	26,000	$25,234	54,768,553	$55	$327,363	$2,373	$(206,937)	$667	$123,521

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Three Months Ended,
	February 28, 2013	February 29, 2012
Cash flows from operating activities
Net income (loss)	$(14,424)	$773
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,622	4,196
Amortization of note discounts and deferred financing costs	476	595
Amortization of note discounts and deferred financing costs due to debt extinguishment	10,277	—
Write down of fixed assets	19	—
Stock based compensation	390	858
Loss on sale of fixed assets	—	92
Deferred income taxes	824	(448)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(4,142)	5,160
Inventories	(3,136)	(1,408)
Prepaid expenses and other current assets	69	(159)
Accounts payable and accrued expenses	(1,185)	(8,580)
Deferred revenue	107	(1,299)

Net cash used by operating activities	(6,103)	(220)
Cash flows from investing activities
Purchase of fixed assets	(201)	(259)
Purchase of intangible assets	(115)	(433)
Proceeds from disposal of fixed assets	—	463
Restricted cash	700	—
Business acquisitions net of cash acquired of (note 4c)	(600)	—

Net cash used by investing activities	(216)	(229)
Cash flows from financing activities
Repayments of long-term debt (note 9)	(188,536)	(562)
Net proceeds from long-term debt (note 9)	184,497	—

Net cash used by financing activities	(4,039)	(562)
Effect of exchange rate on cash and cash equivalents	(113)	(1)

Net change in cash and cash equivalents	(10,471)	(1,012)
Cash and cash equivalents, beginning of period	20,535	15,690

Cash and cash equivalents, end of period	$10,064	$14,678

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

On March 19, 2012, API completed the acquisition of substantially all of the assets of RTI Electronics (“RTIE”) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments (see Note 4b). Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues for the year ended December 31, 2011 of approximately $5,300 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2013 and the results of its operations and cash flows for the three month period ended February 28, 2013. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2012 included in the Company’s Form 10-K filed with the SEC on February 12, 2013.

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

The Company periodically reviews and analyzes its inventory management systems and conducts inventory impairment testing on an annual basis.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $900 at February 28, 2013 compared to $900 at November 30, 2012.

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

The Company has three reporting units: (i) Systems, Subsystems & Components, (ii) Electronic Manufacturing Services, and (iii) Secure Systems & Information Assurance. The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum Control, Inc. (“Spectrum”) in June 2011, SenDEC Corp. (“SenDEC”) in January 2011, the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our Systems, Subsystems & Components reporting unit, except for SenDEC and the KGC Companies, which relate to the Electronic Manufacturing Services reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

The Company’s valuation allowance was recorded on the deferred tax assets to provide for a reasonable provision, which in the Company’s estimation is more likely than not that all or some portions of such tax assets will not be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance and considered such factors as (i) which subsidiaries were producing income and which subsidiaries were producing losses and (ii) temporary differences occurring from depreciation and amortization which the Company expects to increase the taxable income over future periods.

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments of convertible debt or equity instruments, and measurement of their fair value for accounting purposes. The Company’s embedded derivative instruments such as put and call features, make whole provisions and default interest and dividend rates in the convertible note and convertible preferred stock are measured at fair value using the discounted cash flows model by taking the present value of probability weighted cash flow scenarios. Derivative liabilities are adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as Other expense (income), net.

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

In accordance with accounting standards, the Company recognized the value of detachable warrants issued in conjunction with the issuance of the secured promissory notes and the modification of the convertible promissory notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants was being amortized over the term of the underlying debt using the effective interest method and was written off when the related debt was extinguished.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 47%, 1% and 6% of the Company’s revenues for the three months ended February 28, 2013 (50%, 2% and 5% for the three months ended February 29, 2012), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments is shown in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Comparative Reclassifications

Certain balance sheet amounts from 2012 have been reclassified to conform to the February 28, 2013 financial statement presentation. The reclassifications related to a change in the presentation of deferred financing costs incurred directly with the lenders of long-term debt.

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the second quarter of 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, amounts reclassified from other comprehensive income to net income and totals for net income, other comprehensive income, and comprehensive income will be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. The Company adopted this guidance effective December 1, 2012, and included retrospective application for all periods presented.

4. ACQUISITIONS

a) C-MAC

On March 22, 2012, the Company completed the acquisition, through its UK-based subsidiary API UK, of the entire issued share capital of C-MAC, for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), consisting of i) the payment at closing of £19,250 pounds sterling (approximately $30,300 USD) and ii) the assumption of C-MAC’s term loan facility of £1,700 pounds sterling (approximately $2,700 USD) (see Note 9e). C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. The acquisition expands the Company’s RF and Microwave and microelectronics capabilities and the Company believes that additional revenue opportunities will be generated through cross selling, C-MAC’s European based operation and API’s expansion into international markets. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

(in thousands)
Cash	$3,045
Accounts receivable and other current assets	6,182
Inventory	7,235
Fixed assets	5,432
Customer related intangible assets	7,848
Goodwill	11,364
Current liabilities	(4,614)
Long-term liabilities	(3,265)

Fair value of net assets acquired	$33,227

The fair value of C-MAC exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill will be non-deductible for tax purposes. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of three to ten years.

The fair value of the assets acquired and liabilities assumed remain subject to completion. The purchase accounting is preliminary subject to the completion of the fair value assessment of the acquired inventory, and the fair value assessment of certain liabilities. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected retrospectively as required.

Revenues and net loss of C-MAC for the quarter ended February 28, 2013 were approximately $7,847 and $(464), respectively. Revenues and net loss of C-MAC for the period from the acquisition of March 22, 2012 to November 30, 2012 were approximately $25,336 and $(1,403), respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$155
Buildings and leasehold improvements	1,415
Computer equipment	280
Furniture and fixtures	70
Machinery and equipment	3,504
Vehicles	8

Total fixed assets acquired	$5,432

b) RTIE

On March 19, 2012, the Company completed the acquisition of substantially all of the assets of RTIE for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues for the year ended December 31, 2011 of approximately $5,300 from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets. The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that its low-cost manufacturing capabilities and established sales channels will provide additional revenue opportunities and improved profitability for RTIE products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

Revenues and net income of RTIE for the quarter ended February 28, 2013 were approximately $831 and $220, respectively. Revenues and net income of RTIE for the period from March 19, 2012 to November 30, 2012 were approximately $2,088 and $568, respectively.

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

The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200, subject to certain adjustments; as a result the Company put $700 of the $8,200 purchase price into escrow for a period of twelve months to secure the indemnification obligations of CMT and Randall S. Wilson. During the quarter ended February 28, 2013, due to certain adjustments, the Company made a final purchase price payment of $600 and recorded Other income of $100.

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

Revenues and net loss of CMT for the quarter ended February 28, 2013 were approximately $1,234 and $(263), respectively. Revenues and net income of CMT for the year ended November 30, 2012 were approximately $7,288 and $447, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC and RTIE acquisitions described above had occurred at the beginning of the three month period ended February 29, 2012.

(in thousands) Three months ended Feb. 29, 2012
Revenues	$80,921
Net income (loss) from continuing operations	$1,108
Net income (loss)	$1,108
Net income (loss) from continuing operations per share – basic and diluted	$0.02
Net income (loss) per share – basic and diluted	$0.02

5. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	(in thousands)
	February 28, 2013			November 30, 2012
	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$900	$900	$—	$900	$900	$1,781
Derivative liabilities – Redeemable Preferred Stock (Note 10)	(267)	(267)	—	(267)	(267)	—

Total	$633	$633	$—	$633	$633	$1,781

The following is a summary of activity for the three months ended February 28, 2013 and year ended November 30, 2012 for assets and liabilities measured at fair value based on unobservable measure criteria:

	(in thousands)
	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, November 30, 2011	$3,216	$—
Less: Fixed assets sold	(535)	—
Less: Impairment of fixed assets held for sale	(1,781)	—
Add: Embedded features of convertible notes and preferred stock	—	(855)
Less: Embedded features of convertible notes upon conversion to preferred stock	—	588

Balance, November 30, 2012	$900	$(267)
Less: Fixed assets sold	—	—

Balance, February 28, 2013	$900	$(267)

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets. The Series A Preferred Stock (Note 10) also contain an embedded feature for a default dividend rate. The Company determined the fair value of the derivative liabilities related to the preferred stock by using the present value of probability weighted cash flow scenarios.

6. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	February 28, 2013	November 30, 2012
Raw materials	$36,720	$35,633
Work in progress	24,943	23,151
Finished goods	9,349	9,178

Total	$71,012	$67,962

Inventories are presented net of valuation allowances.

7. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 9a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of November 30, 2012 and is no longer outstanding following the repayment of the term debt on February 6, 2013 (see Note 9a).

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $378 (250 GBP), which renews in July 2013. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of February 28, 2013 and November 30, 2012.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	February 28, 2013	November 30, 2012
Trade accounts payable	$27,098	$26,031
Accrued expenses	9,106	10,044
Wage and vacation accrual	5,217	5,412

Total	$41,421	$41,487

9. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	(in thousands)
	February 28, 2013	November 30, 2012
Term loans, due February 6, 2018, base rate plus 8.75% interest or LIBOR plus 9.75%, (a)	$165,000	$—
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	27,124	—
Term loans, repaid February 6, 2013, originally due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a)	—	183,375
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,313	1,424
Lockman loan repaid February 6, 2013, – C-MAC acquisition (c)	—	2,724
Note payable – RTIE acquisition (d)	442	540
Capital leases payable	300	338

	$194,179	$188,401
Less: Current portion of long-term debt	(9,585)	(2,328)
Discount and deferred financing charges on term loans	(8,219)	(6,570)

Long-term portion	$176,375	$179,503

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165.0 million term loan facility; and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50.0 million asset-based revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.

On February 6, 2013, in connection with entering into the Term Loan Agreement and the Revolving Loan Agreement, the Amended and Restated Credit Agreement, dated as of June 27, 2011 and amended on January 6, 2012 and March 22, 2012, by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, which had an outstanding balance of $183.4 million was paid off and terminated, which resulted in the write-off of approximately $10.3 million of deferred financing costs and note discounts.

As of February 6, 2013, the Company borrowed $165.0 million under the Term Loan Agreement and approximately $29.4 million under the Revolving Loan Agreement. As of February 28, 2013, $165.0 million was outstanding under the Term Loan Agreement and approximately $27.1 million was outstanding under the Revolving Loan Agreement. As of February 6, 2013 and February 28, 2013, we had $15.0 million available for future borrowings under the Revolving Loan Agreement.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 28, 2013. The mortgage is secured by the subsidiary’s assets.
c)	A subsidiary of the Company in the United Kingdom entered into a 5 year term loan facility with Lockman Electronic Holdings Limited on December 16, 2011 (“Lockman Loan”), under which interest is charged at a margin of 5.5% over LIBOR. The margin was to increase by 0.5% each year on December 1 for the term of the agreement. The term loan was secured against a debenture over the subsidiary’s assets. This loan was repaid on February 6, 2013.
d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $442 as of February 28, 2013.

10. REDEEMABLE PREFERRED STOCK

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

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The purchaser has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially and currently $1,000 per share) of the Series A Preferred Stock into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of February 28, 2013, is convertible into approximately 4,333,333 shares of common stock.

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

The Company issued 0 and 1,340,477 options and RSUs during three months ended February 28, 2013 and the year ended November 30, 2012, respectively (Note 12). These option grants were valued using the Black-Scholes option-pricing model.

12. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,129,479 shares are available for issuance pursuant to options, RSUs, or stock as of February 28, 2013. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 28, 2013 there was $1,133 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2013 to 2016.

During the three months ended February 28, 2013 and February 29, 2012, $390 and $858, respectively, has been recognized as share-based compensation expense in cost of revenues, general and administrative expense, selling expense, and research and development expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

February 29, 2012
Expected volatility	89.8%
Expected dividends	0%
Expected term	6 years
Risk-free rate	0.89%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— November 30, 2011	1,919,591	$5.72
Less forfeited	(526,985)	$5.02
Exercised	—	$—
Issued	1,025,000	$3.51

Stock Options outstanding—November 30, 2012	2,417,606	$5.06
Less forfeited	(476,868)	$5.49
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—February 28, 2013	1,940,738	$4.94

Stock Options exercisable— February 28, 2013	1,143,474	$5.57

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding— November 30, 2011	51,000	$6.43
Issued	315,477	$3.61
Exercised—Stock issued	(227,477)	$3.56

RSUs outstanding—November 30, 2012	139,000	$4.43
Issued	—	$—
Exercised—Stock issued	(4,000)	$7.40

RSUs outstanding— February 28, 2013	135,000	$4.27

RSUs exercisable— February 28, 2013	8,000	$7.40

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at Feb. 28, 2013	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at Feb. 28, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	980,000	$3.02	8.96	$354	222,984	$3.20	$21
$3.56 – $ 4.99	28,084	$3.56	7.65	$—	11,834	$3.56	$—
$5.00 – $ 6.99	1,049,734	$6.01	7.50	$—	899,065	$5.95	$—
$7.00 – $ 20.00	17,920	$12.05	4.69	$—	17,591	$12.11	$—

	2,075,738		8.17	$354	1,151,474		$21

The intrinsic value is calculated as the excess of the market value as of February 28, 2013 over the exercise price of the shares. The market value as of February 28, 2013 was $2.62 as reported by the NASDAQ Stock Market.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Three months ended
	February 28, 2013	February 29, 2012
Supplemental Cash Flow Information
Cash paid for income taxes	$210	$74
Cash paid for interest	$3,806	$3,470

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended
	February 28, 2013	February 29, 2012
Weighted average shares-basic	55,369,100	55,192,697
Effect of dilutive securities	*	202,860

Weighted average shares—diluted	55,369,100	55,395,557

Basic EPS and diluted EPS for the three months ended February 28, 2013 and February 29, 2012 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 2,492,406 incremental shares, and 892,862 warrants have been excluded from the February 28, 2013 computation of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

15. COMMITMENTS AND CONTINGENCIES

a)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and the API Pennsylvania Subsidiaries in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

b)	The Aster Group filed a lawsuit on November 24, 2010 against Spectrum Control, Inc. (“Spectrum”), in Worcester Superior Court. The lawsuit arose out of a lease between Aster as landlord and Spectrum as tenant for a commercial property located at 165 Cedar Hill Street in Marlborough Massachusetts (the “Property”). This claim was settled subsequent to February 28, 2013 (see Subsequent Events Note 19).

c)	The Company did not file its July 31, 2011 U.S. tax return timely and has filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. The Company believes that it is more likely than not that relief will be granted based on reasonable cause. No liability has been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believes that it is more likely than not that the relief will be granted by the IRS. The ruling is expected to be issued during our fiscal year 2013.

d)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company recorded an aggregate accrual of approximately $506 relating to its outstanding legal matters as of February 28, 2013 (November 30, 2012—$1,076). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

16. INCOME TAXES

For the three month periods ended February 28, 2013 and February 29, 2012, the Company’s effective income tax rates was (7.5)% and (189.6)%, respectively compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of February 28, 2013 is primarily due the existence of valuation allowances for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the three months ended February 28, 2013, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets. The difference between the effective tax rate and U.S. statutory tax as of February 29, 2012 is primarily due to the release of reserves on uncertain tax positions and adjustments for previously recorded overaccruals.

As of February 28, 2013, the Company has no significant unrecognized tax benefits.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2008 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2008 to the present. The Company did not file its July 31, 2011 U.S. tax return timely and has filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for the tax year ended July 31, 2011. The Company believes that this relief will be granted based on reasonable cause. No liability has been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believes that it is more likely than not that the relief will be granted by the IRS. The ruling is expected to be issued during the fiscal year ending November 30, 2013.

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

The Company incurred approximately $591 related to cash outlays, primarily due to employee separation expense. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(8,628)

Balance – Lease impairment accrual, November 30, 2012	$3,310

Balance – Lease impairment accrual, February 28, 2013	$3,195

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

Three months ended February 28, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$48,448	$3,842	$14,868	$—	$—	$67,158

Total revenue	48,448	3,842	14,868		—	67,158

Operating income before expenses below:	7,092	945	382	—	—	8,419
Corporate—head office expenses	—	—	—	2,109	—	2,109
Acquisition related charges	49	—	6	413	—	468
Restructuring	238	43	26	38	—	345
Depreciation and amortization	3,214	98	1,227	83	—	4,622
Other expense (income)	474	33	57	13,734	—	14,298
Income tax expense (benefit)	(80)	58	—	1,023	—	1,001

Net income (loss)	$3,197	$713	$(934)	$(17,400)	$—	$(14,424)

Segment assets—as at February 28, 2013	$306,552	$14,025	$50,031	$11,092	$—	$381,700
Goodwill included in assets—as at Feb. 28, 2013	$153,533	$—	$2,469	$—	$—	$156,002
Purchase of fixed assets, to February 28, 2013	$186	$15	$—	$—	$—	$201

Three months ended February 29, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$44,951	$6,436	$19,330	$—	$—	$70,717

Total revenue	44,951	6,436	19,330	—	—	70,717

Operating income (loss) before expenses below:	7,545	1,680	1,726	—	—	10,951
Corporate—head office expenses	—	—	—	1,563	—	1,563
Acquisition related charges	—	—	—	290	—	290
Restructuring charges	261	1	348	34	—	644
Depreciation and amortization	2,957	91	1,111	37	—	4,196
Other expense (income)	46	26	30	3,889	—	3,991
Income tax expense (benefit)	(542)	—	—	36	—	(506)

Net income (loss)	$4,823	$1,562	$237	$(5,849)	$—	$773

Segment assets—as at November 30, 2012	$321,375	$13,496	$52,589	$5,255	$—	$392,715
Goodwill included in assets—as at November 30, 2012	$153,533	$—	$2,469	$—	$—	$156,002
Purchase of fixed assets, to February 29, 2012	$153	$5	$101	$—	$—	$259

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2013, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On March 14, 2013, the Company sold certain land and a building in Palm Bay, Florida from the Spectrum acquisition for net proceeds of $739. This land and building was part of the fixed assets held for sale reported at February 28, 2013 and November 30, 2012.

On March 19, 2013, the Company and the Aster Group, agreed to settle all claims related to the property located at 165 Cedar Hill Street in Marlborough Massachusetts (Note 15 b).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, our unaudited Consolidated Financial Statements and accompanying Notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended November 30, 2012 to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

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

On March 19, 2012, we completed the acquisition of substantially all of the assets of RTI Electronics (“RTIE”) for a total purchase price of approximately $2.3 million, with $1.5 million payable in cash at closing and the remainder pursuant to a Promissory Note of approximately $0.8 million payable in 24 equal monthly installments. Based in Anaheim, California, RTIE is a leading manufacturer of passive electronic components, including thermistors, film capacitors, magnetic transformers and inductors, and audio power conditioning units. RTIE had revenues in the year ended December 31, 2011 of approximately $5.3 million from a diverse Fortune 500 customer base spanning the audio, defense, aerospace, and industrial markets.

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

Commencing in 2010, we began cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the three months ended February 28, 2013, we continued to consolidate certain parts of our C-MAC operations. These changes have resulted in an anticipated reduction of approximately $26.0 million in annual costs.

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

Operating Revenues

We derive operating revenues from our three principal business segments: Systems, Subsystems & Components (SSC); Electronic Manufacturing Services (EMS); and Secure Systems & Information Assurance (SSIA). The acquisitions of C-MAC on March 22, 2012, Spectrum on June 1, 2011 and the asset acquisitions of RTIE on March 19, 2012 and CMT on November 29, 2011 significantly expanded our Systems, Subsystems & Components revenues. The operations of SenDEC and the KGC Companies are now substantially reflected in our EMS segment (previously reported as part of the Systems, Subsystems & Components segment). The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world.

Systems, Subsystems& Components (SSC) Revenue includes high-performance RF/microwave, electromagnetic, power solutions, sensor products, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include compensation and benefit costs for all employees, including sales and customer service, executive, finance and human resource personnel, as well as sales commissions. Also included in SG&A is compensation related to stock-based awards to employees and directors, professional services for accounting, legal and tax, information technology, rent and general corporate expenditures.

Research and Development Expenses

Research and development (“R&D”) expenses represent the cost of our development efforts. R&D expenses include salaries of engineers, technicians and related overhead expenses, and the cost of materials utilized in research. R&D costs are expensed as incurred.

Business Acquisition and Related Charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. Related charges include costs incurred related to our efforts to consolidate operations of recently acquired and legacy businesses and expenses associated with divestitures.

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at February 28, 2013 was approximately $152.3 million compared to approximately $155.2 million at November 30, 2012.

	(dollar amounts in thousands)
	February 28, 2013	November 30, 2012	% Change
Backlog by segments:
SSC	$116,801	$115,487	1.1%
EMS	30,564	36,654	-16.6%
SSIA	4,904	3,067	59.9%

	$152,269	$155,208	-1.9%

The decrease at February 28, 2013 compared to November 30, 2012 was primarily related to our EMS segment as a result of higher EMS revenues in the quarter ended February 28, 2013 following a high level of EMS bookings in the quarter ended November 30, 2012, partially offset by higher bookings in our SSC and SSIA segments.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended February 28, 2013 and February 29, 2012

The following discussion of results of operations is a comparison of our three months ended February 28, 2013 and February 29, 2012.

Operating Revenue

	(dollar amounts in thousands) Three months ended
	Feb. 28, 2013	Feb. 29, 2012	% Change
Revenues by segments:
SSC	$48,448	$44,951	7.8%
EMS	14,868	19,330	(23.1)%
SSIA	3,842	6,436	(40.3)%

	$67,158	$70,717	(5.0)%

We recorded a 5.0% decrease in overall revenues for the three months ended February 28, 2013 over the same period in 2012. The decrease is mainly attributed to the decrease in revenues in our EMS and SSIA segments, partially offset by the impact of the acquisitions of C-MAC on March 22, 2012 and RTIE on March 19, 2012, which together represented approximately $8.6 million of revenue for the SSC segment for the three months ended February 28, 2013. During the three months ended February 28, 2013, the increase in our SSC segment revenues as a result of acquisitions was partially offset by lower revenues to the defense end market, which also impacted the EMS segment. The SSIA results include lower revenue generated by our operation in the U.K. as a result of the completion of one program with a new customer and in the U.S. from lower revenue from several existing customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended
	Feb. 28, 2013	Feb. 29, 2012
Gross margin by segments:
SSC	26.0%	29.6%
EMS	6.2%	6.3%
SSIA	39.6%	48.1%
Overall	22.4%	24.9%

Our combined gross margin for the three months ended February 28, 2013 decreased by approximately 2.5 percentage points compared to the three months ended February 29, 2012. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased in the three months ended February 28, 2013 from 75.1% to 77.6% compared to the same period last year. The SSC segment cost of revenues increased by 3.6 percentage points compared to the same period in 2012, primarily due to the impact of a change in product mix in the quarter ended February 28, 2013, as we shipped products with slightly lower margin. The EMS segment cost of sales for the three months ended February 28, 2013 remained consistent with the same period in 2012. The SSIA segment realized an increase in cost of revenues of 8.5 percentage points mainly as a result of lower revenues and therefore lower coverage of our fixed costs. Combined restructuring costs recorded in the three months ended February 28, 2013 were approximately $0.1 million compared to approximately $0.3 million in the comparable period of 2012.

General and Administrative Expenses

General and administrative expenses increased to approximately $7.0 million for the three months ended February 28, 2013 from $6.5 million for the three months ended February 29, 2012. The increase is primarily a result of the acquisition of C-MAC in March 2012, which increased general and administrative expenses by approximately $0.9 million for the three months ended February 28, 2013, and higher amortization, partially offset by lower stock based compensation and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.4% for the three months ended February 28, 2013, compared to 9.2% for the three months ended February 29, 2012.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended
	Feb. 28, 2013	% of sales	Feb. 29, 2012	% of sales
Depreciation and Amortization	$2,744	4.1%	$2,308	3.3%
Accounting and Administration	$1,432	2.1%	$1,054	1.5%
Stock based compensation	$390	0.6%	$797	1.1%
Professional Services	$631	0.9%	$559	0.8%

Selling Expenses

Selling expenses increased to approximately $4.0 million for the three months ended February 28, 2013 from approximately $3.8 million for the three months ended February 29, 2012. The increase was largely due to the inclusion of selling expenses of approximately $0.4 million related to the acquisition of C-MAC on March 22, 2012, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, selling expenses were 6.0% for the three months ended February 28, 2013, compared to 5.3% for the three months ended February 29, 2012.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended
	Feb. 28, 2013	% of sales	Feb. 29, 2012	% of sales
Payroll Expense – Sales	$2,075	3.1%	$1,841	2.6%
Commissions	$1,352	2.0%	$1,232	1.7%
Advertising	$305	0.5%	$313	0.4%

Research and Development Expenses

Research and development costs decreased to approximately $2.4 million for the three months ended February 28, 2013 compared to approximately $2.5 million for the three months ended February 29, 2012. The decrease was largely due to cost reductions following restructuring initiatives, partially offset by the inclusion of approximately $0.7 million research and development expenses related to the acquisition of C-MAC on March 22, 2012. As a percentage of sales, research and development expenses were 3.6% for the three months ended February 28, 2013, compared to 3.5% for the three months ended February 29, 2012.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended February 28, 2013, business acquisition charges of approximately $0.8 million related to the C-MAC and RTIE acquisitions compared to approximately $0.0 million for the three months ended February 29, 2012.

Operating Income

We posted operating income for the three months ended February 28, 2013 of approximately $0.9 million compared to operating income of approximately $4.3 million for the three months ended February 29, 2012. The reduction in operating income of approximately $3.4 million is primarily attributed to lower revenues, a change in product mix in the quarter and an increase in operating expenses primarily related to the C-MAC acquisition.

Other Expenses (Income)

Total other expense for the three months ended February 28, 2013 amounted to approximately $14.3 million, compared to other expense of $4.0 million for the three months ended February 29, 2012.

The increase in other expense in the three month period ended February 28, 2013, compared to the comparable period in 2012 is largely attributable to the write-down of approximately $10.3 million of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans.

Income Taxes

Income taxes amounted to a net expense of approximately $1.0 million for the three months ended February 28, 2013 compared to a net benefit of $0.5 million in the three months ended February 29, 2012. The expense during the three months ended February 28, 2013, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Net income (loss)

We recorded a net loss for the three months ended February 28, 2013 of approximately $14.4 million, compared to net income of approximately $0.8 million for the three months ended February 29, 2012. The increase in net loss is largely due to the write-down of approximately $10.3 million of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans, higher amortization of intangible assets, and higher income tax expenses, partially offset by the implementation of consolidation efforts.

Liquidity and Capital Resources

Overview and Summary

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At February 28, 2013, we held cash and cash equivalents of approximately $10.1 million compared to $20.5 million at November 30, 2012. We believe that (i) our available cash and cash equivalents, (ii) funds available under our Revolving Loan Agreement as described below, and (iii) future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

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

As of February 28, 2013, $165.0 million was outstanding under the Term Loan Agreement and approximately $27.1 million was outstanding under the Revolving Loan Agreement. As of February 28, 2013, we had $15.0 million available for future borrowings under the Revolving Loan Agreement.

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

Applicable Ratio	Applicable Period
1.50:1.00	For the one quarter period ending on February 28, 2013
1.70:1.00	For the two quarter period ending on May 31, 2013
1.90:1.00	For the three quarter period ending on August 31, 2013
1.90:1.00	For the Test Period ending on November 30, 2013
2.10.1.00	For the Test Period ending on February 28, 2014
2.10.1.00	For the Test Period ending on May 31, 2014
2.20.1.00	For the Test Period ending on August 31, 2014
2.50.1.00	For the Test Period ending on November 30, 2014
2.60.1.00	For the Test Period ending on February 28, 2015
2.70.1.00	For the Test Period ending on May 31, 2015
1.75.1.00	For the Test Period ending on August 31, 2015
2.75.1.00	For the Test Period ending on November 30, 2015
2.90:1.00	For the Test Period ending on February 29, 2016
2.90:1.00	For the Test Period ending on May 31, 2016
3.00:1.00	For the Test Period ending on August 31, 2016
3.20:1.00	For the Test Period ending on November 30, 2016
3.30:1.00	For the Test Period ending on February 28, 2017
3.40:1.00	For the Test Period ending on May 31, 2017
3.50:1.00	For the Test Period ending on August 31, 2017
3.50:1.00	For the Test Period ending on November 30, 2017
3.75:1.00	For the Test Period ending on February 28, 2018

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

As at February 28, 2013, the Company was in compliance with its financial covenants under the Term Loan Agreement.

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

Applicable Ratio	Applicable Period
1.0:1.0	For the one quarter period ending February 28, 2013
1.0:1.0	For the two quarter period ending May 31, 2013
1.0:1.0	For the three quarter period ending August 31, 2013
1.0:1.0	For the four quarter period ending on the last day of each November, February, May or August thereafter

As at February 28, 2013, the Company was in compliance with its financial covenants under the Revolving Loan Agreement.

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

Quarter Ended February 28, 2013 Compared to February 29, 2012

Cash used by operating activities of approximately $6.1 million for the three months ended February 28, 2013 (“Q1 FY2013”) was higher than cash used by continuing operations of approximately $0.2 million for the three months ended February 29, 2012 (“Q1 FY2012”). The increase in cash used by operating activities resulted primarily from lower operating income and an increase in the net cash used by changes in operating assets and liabilities during Q1 FY2012. The increased use in cash from changes in operating assets and liabilities in Q1 FY2013 compared to Q1 FY2012 was primarily related to changes in accounts receivable. During Q1 FY2013 accounts receivable increased by $4.1 million due to an increase in revenue from the prior quarter, while accounts receivable decreased by $5.2 million in Q1 FY2012 due to a decline in revenue from the prior quarter.

Cash used by investing activities for the three months ended February 28, 2013 was approximately $0.2 million, which consisted primarily of the acquisition of fixed and intangible assets, partially offset by net proceeds of $0.1 million from a negotiated reduction in the final payment made in the quarter for the CMT acquisition that was previously held as restricted cash. Cash used in investing activities for the three months ended February 29, 2012 consisted of approximately $0.7 million related to the acquisition of fixed and intangible assets, partially offset by $0.5 million of proceeds on the sale of fixed assets.

Cash used by financing activities for the three months ended February 28, 2013 totaled approximately $4.0 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Credit Agreement and the Lockman loan, partially offset by net proceeds associated with the New Term Loans and the Revolving Loan Agreement. During the three months ended February 29, 2012 cash used by financing of approximately $0.5 million consisted mainly of repayment of the term loans issued to Morgan Stanley and the repayment of certain capital lease obligations.

Contractual Obligations

Future cash payments required under debt arrangements, operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, and capital leases as of February 28, 2013 are summarized in the following table.

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(dollar amounts in thousands)
Operating lease obligations (a)	$18,005	$3,104	$3,720	$2,742	$2,387	$2,196	$3,856
Long-term debt obligations (b)	194,179	7,039	8,651	12,776	16,901	16,501	132,311
Estimated interest payments	79,245	13,930	17,754	16,553	14,899	13,081	3,028
Capital lease obligations (b)	329	76	101	101	51	—	—
Asset retirement obligations (c)	998	—	—	—	—	—	998
Other contractual obligations (d)	37,167	—	—	—	—	—	37,167

Total	$329,923	$24,149	$30,226	$32,172	$34,238	$31,778	$177,360

Note: Deferred tax liabilities are omitted from this schedule because their ultimate payoff date cannot be reasonably established given the long-term nature of this obligation.

(a)	As described in Note 20 (a) to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
(b)	As described in Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
(c)	As described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
(d)	Other contractual obligations relate to the redeemable preferred stock as described in Note 10 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of recently adopted accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended November 30, 2012.

Off-Balance Sheet Arrangements

During the year ended November 30, 2012 and the three months ended February 28, 2013, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2012 and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, the ability to effectively integrate acquired companies, our ability to maintain compliance with our financial covenants, war, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks.

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

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Canadian dollars, Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. For each of the periods presented herein, realized currency exchange rate gains and losses were not material.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.2	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.3	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.4	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and UK security trustee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.5	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.6	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.7	English Law Debenture, dated 6 February, 2013, by and between API Technologies (UK) Limited and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.8	English Law Debenture, dated 6 February, 2013, by and between RF2M Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.9	English Law Debenture, dated 6 February, 2013, by and between RF2M Microelectronics Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.10	English Law Debenture, dated 7 February, 2013, by and between RF2M Microwave Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 9, 2013	By:	/S/ PHIL REHKEMPER
Phil Rehkemper
Chief Financial Officer (Duly Authorized Officer)