Form 10-Q
period 2013-05-31
API Technologies Corp.
filed 2013-07-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

54,811,219 shares of common stock with a par value of $0.001 per share at July 1, 2013.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended May 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 (Unaudited) (Dollar Amounts in Thousands)

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	May 31, 2013	November 30, 2012
Assets
Current
Cash and cash equivalents	$8,729	$20,550
Restricted cash (note 5)	1,500	700
Accounts receivable, less allowance for doubtful accounts of $682 and $609 at May 31, 2013 and November 30, 2012, respectively	42,404	41,624
Inventories, less provision for obsolescence of $7,493 and $7,949 at May 31, 2013 and November 30, 2012, respectively (note 7)	63,706	61,896
Deferred income taxes	1,039	1,038
Prepaid expenses and other current assets	2,722	2,560
Current assets of discontinued operations (note 5)	—	9,803

	120,100	138,171
Fixed assets, net	37,677	40,317
Fixed assets held for sale (note 2)	150	900
Goodwill	131,572	131,572
Intangible assets, net	43,217	47,934
Other non-current assets	3,593	5,760
Long-lived assets of discontinued operations (note 5)	—	28,061

Total assets	$336,309	$392,715

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$34,939	$39,599
Deferred revenue	1,934	385
Current portion of long-term debt (note 11)	8,387	2,328
Current liabilities of discontinued operations (note 5)	—	1,888

	45,260	44,200
Deferred income taxes	4,176	3,410
Other long-term liabilities	1,013	1,048
Long-term debt, net of current portion, and discount of $7,807 and $6,570 at May 31, 2013 and November 30, 2012, respectively (note 11)	129,343	179,503

	179,792	228,161

Commitments and contingencies (note 17)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,003 liquidation preference and 1,000,000 authorized shares, 26,000 and 26,000 shares issued and outstanding at May 31, 2013 and November 30, 2012, respectively) (note 12)	25,478	25,581
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,811,155 and 54,764,553 shares issued and outstanding at May 31, 2013 and November 30, 2012, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2013 and November 30, 2012, respectively)	—	—
Additional paid-in capital	327,573	326,973
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(199,757)	(192,513)
Accumulated other comprehensive income	795	2,085

	131,039	138,973

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$336,309	$392,715

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended May 31, 2013 (Unaudited)	For the Three Months Ended May 31, 2012 (Unaudited)	For the Six Months Ended May 31, 2013 (Unaudited)	For the Six Months Ended May 31, 2012 (Unaudited)
Revenue, net	$68,101	$72,240	$129,113	$136,504
Cost of revenues
Cost of revenues	52,203	56,362	99,585	104,845
Restructuring charges (note 19)	62	7,588	166	7,893

Total cost of revenues	52,265	63,950	99,751	112,738

Gross profit	15,836	8,290	29,362	23,766

Operating expenses
General and administrative	6,411	6,233	13,230	12,536
Selling expenses	4,121	3,750	7,838	7,170
Research and development	2,337	2,553	4,641	4,846
Business acquisition and related charges	620	2,378	1,088	2,669
Restructuring charges	322	3,905	563	4,244

Total operating expenses	13,811	18,819	27,360	31,465

Operating income (loss)	2,025	(10,529)	2,002	(7,699)
Other expenses (income), net
Goodwill impairment (note 8)	—	87,000	—	87,000
Interest expense, net	4,478	4,534	8,822	7,904
Amortization of note discounts and deferred financing costs	521	13,494	11,275	14,089
Other expenses (income), net	421	(1,986)	(376)	(2,045)

Total other expenses (income), net	5,420	103,042	19,721	106,948

Loss from continuing operations before income taxes & discontinued operations	(3,395)	(113,572)	(17,719)	(114,647)
Expense (benefit) for income taxes	(93)	(3,254)	549	(4,306)

Loss from continuing operations	(3,302)	(110,318)	(18,268)	(110,341)
Income from discontinued operations, net of income taxes	10,774	811	11,314	1,607

Net Income (loss)	$7,472	$(109,507)	$(6,954)	$(108,734)
Accretion on preferred stock	(290)	—	(290)	—

Net Income (loss) attributable to common shareholders	$7,182	$(109,507)	$(7,244)	$(108,734)

Loss per share from continuing operations—Basic and diluted	$(0.06)	$(1.99)	$(0.33)	$(2.00)
Income per share from discontinued operations—Basic and diluted	$0.19	$0.01	$0.20	$0.03

Net income (loss) per share—Basic and diluted	$0.13	$(1.98)	$(0.13)	$(1.97)

Weighted average shares outstanding
Basic	55,402,595	55,329,607	55,386,031	55,261,526
Diluted	55,402,595	55,329,607	55,386,031	55,261,526
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	128	539	(1,290)	601

Other comprehensive income (loss)	128	539	(1,290)	601

Comprehensive income (loss)	7,600	(108,968)	(8,244)	(108,133)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2012	26,000	$25,581	54,764,553	$55	$326,973	$2,373	$(192,513)	$2,085	$138,973
Stock issued as compensation	—	—	60,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,731)	—	—	—	—	—	—
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 12)	—	(393)	—	—	—	—	—	—	—
Accretion on Preferred stock (dividends)	—	290	—	—	—	—	(290)	—	(290)
Stock-based compensation expense	—	—	—	—	600	—	—	—	600
Net loss for the period	—	—	—	—	—	—	(6,954)	—	(6,954)
Other comprehensive loss	—	—	—	—	—	—	—	(1,290)	(1,290)

Balance at May 31, 2013	26,000	$25,478	54,811,155	$55	$327,573	$2,373	$(199,757)	$795	$131,039

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Six Months Ended May 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,954)	$(108,734)
Less: Income from discontinued operations	(11,314)	(1,607)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,702	8,440
Amortization of note discounts and deferred financing costs	998	1,445
Amortization of note discounts due to debt extinguishment	10,277	12,644
Impairment of goodwill	—	87,000
Stock based compensation	600	1,493
Write down of fixed assets	—	865
Loss on sale of fixed assets	—	5
Deferred income taxes	825	(3,460)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(899)	9,021
Inventories	(1,908)	10,378
Prepaid expenses and other current assets	(172)	(1,730)
Accounts payable and accrued expenses	(6,511)	(13,499)
Deferred revenue	(218)	(996)

Net cash provided (used) by continuing activities	(6,574)	1,265
Net cash provided by discontinued operations	518	2,099

Net cash provided (used) by operating activities	(6,056)	3,364
Cash flows from investing activities
Purchase of fixed assets	(1,126)	(323)
Purchase of intangible assets	(220)	(839)
Restricted cash	(800)	—
Net proceeds from sale of discontinued operations	49,219	—
Proceeds from sale of fixed assets	739	52
Business acquisitions net of cash acquired of $nil (note 4c), and $3,045 (note 4a)	(600)	(29,052)
Discontinued operations	(17)	384

Net cash provided (used) by investing activities	47,195	(29,778)
Cash flows from financing activities
Repayment of long-term debt (note 11)	(253,543)	(1,042)
Net proceeds from long-term debt (note 11)	200,832	29,160

Net cash provided (used) by financing activities	(52,711)	28,118
Effect of exchange rate on cash and cash equivalents	(234)	(70)

Net change in cash and cash equivalents	(11,806)	1,634
Cash and cash equivalents, beginning of period—continuing operations	20,550	15,657
Cash and cash equivalents, beginning of period—discontinued operations	(15)	33

Cash and cash equivalents, beginning of period	20,535	15,690
Cash and cash equivalents, end of period	$8,729	$17,324
Less: cash and cash equivalents of discontinued operations, end of period	—	(185)

Cash and cash equivalents of continuing operations, end of period	$8,729	$17,509

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”) designs, develops and manufactures high reliability engineered solutions, RF, power systems management technology, systems, secure communications and electronic components for military and aerospace applications, including mission critical information systems and technologies.

Prior to the third quarter of 2012, the Company reported in two business segments: Systems & Subsystems and Secure Systems & Informational Assurance. To better highlight to investors its profitability and product offerings, the Company made organizational changes that have resulted in changes to the way in which the Company’s Chief Operating Decision Maker manages and evaluates the business. For this reason and in accordance with authoritative guidance, beginning with the quarter ended August 31, 2012, the Company redefined its reportable operating segments. The Electronic Manufacturing Services (“EMS”) business (formerly part of the Systems & Subsystems segment) is now reported as a separate segment, as this more closely aligns with the Company’s management organization and strategic direction. The Company also renamed the Systems & Subsystems segment to Systems, Subsystems & Components (“SSC”) to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance (“SSIA”) segment. Prior periods have been revised to conform with the new segments: SSC, EMS and SSIA.

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc., a wholly owned subsidiary of API.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of May 31, 2013 and the results of its operations and cash flows for the six month period ended May 31, 2013. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2012 included in the Company’s Form 10-K filed with the SEC on February 12, 2013.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at May 31, 2013 compared to $900 at November 30, 2012. On March 14, 2013, the Company sold certain land and a building in Palm Bay, Florida from the Spectrum acquisition for net proceeds of $739. This land and building were part of the fixed assets held for sale reported at November 30, 2012.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2012 and the results of operations of Sensors for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

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

As at April 17, 2013, given the sale of Sensors, which was part of the Systems, Subsystems & Components segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing the 10-Q for May 31, 2013, the Company determined that an impairment of goodwill had not occurred.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 49%, 2% and 8% of the Company’s revenues for the six months ended May 31, 2013 (46%, 3% and 8% for the six months ended May 31, 2012), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from 2012 have been reclassified to conform to the May 31, 2013 financial statement presentation. The reclassifications related to the restatement of discontinued operations (see Note 5) and a change in the balance sheet presentation of deferred financing costs incurred directly with the lenders of long-term debt.

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

4. ACQUISITIONS

a) C-MAC

On March 22, 2012, the Company completed the acquisition, through its UK-based subsidiary API UK, of the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”), for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), consisting of i) the payment at closing of £19,250 pounds sterling (approximately $30,300 USD) and ii) the assumption of C-MAC’s term loan facility of £1,700 pounds sterling (approximately $2,700 USD) (see Note 11e). C-MAC was a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. The acquisition expanded the Company’s RF and Microwave and microelectronics capabilities and the Company believes that additional revenue opportunities will be generated through cross selling, C-MAC’s European based operation and API’s expansion into international markets. These factors contributed to a purchase price resulting in the recognition of goodwill. On May 31, 2012, C-MAC Aerospace Limited changed its name to RF2M Limited (“RF2M UK”).

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

Revenues and net income of RF2M UK for the six months ended May 31, 2013 were approximately $16,040 and $815, respectively. Revenues and net loss of RF2M UK for the period from the acquisition of March 22, 2012 to November 30, 2012 were approximately $25,336 and $(1,403), respectively.

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

Revenues and net income of RTIE for the six months ended May 31, 2013 were approximately $1,398 and $268, respectively. Revenues and net income of RTIE for the period from March 19, 2012 to November 30, 2012 were approximately $2,088 and $568, respectively.

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

Revenues and net loss of CMT for the six months ended May 31, 2013 were approximately $2,796 and $(56), respectively. Revenues and net income of CMT for the year ended November 30, 2012 were approximately $7,288 and $447, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC and RTIE acquisitions described above had occurred at the beginning of the three and six month periods ended May 31, 2012.

	(in thousands) Three months ended May 31, 2012	(in thousands) Six months ended May 31, 2012
Revenues	$73,186	$148,416
Net loss from continuing operations	$(111,582)	$(111,689)
Net loss	$(110,218)	$(108,984)
Net loss from continuing operations per share – basic and diluted	$2.02	$2.02
Net loss per share – basic and diluted	$1.99	$1.97

5. DISCONTINUED OPERATIONS

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc., a wholly owned subsidiary of API.

The operating results of Sensors are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Revenue, net	$3,124	$6,667	$9,270	$13,119
Cost of revenues	2,507	4,557	7,155	8,845

Gross Profit	617	2,110	2,115	4,274
General and administrative	166	197	368	394
Selling expenses	195	388	497	734
Research and development	56	161	179	355
Provision for income taxes	(266)	553	66	1,099
Provision for income taxes —Gain on sale of Sensors	1,671	—	1,671	—
Other expenses (income)	(11,979)	—	(11,980)	85

Income from discontinued operations, net of tax	$10,774	$811	$11,314	$1,607

Other income in the three and six months ended May 31, 2013 primarily relates to the gain on sale of Sensors, net of approximately $2,131 transaction expenses and deferred revenue of $1,780 attributable to a transition services agreement, whereby the Company will manufacture products for a period of up to 9 months and provide certain administrative services to the Purchaser over a period of up to 18 months.

The assets and liabilities relating to Sensors consisted of the following:

	May 31, 2013	November 30, 2012
Cash and cash equivalents	$—	$(15)
Accounts Receivable	—	3,605
Inventories	—	6,067
Prepaid expenses and other current assets	—	146

Current assets of discontinued operations	$—	$9,803

Fixed assets, net	$—	$1,475
Intangible assets, net	—	2,156
Goodwill	—	24,430

Long-lived assets of discontinued operations	$—	$28,061

Accounts payable and accrued expenses	$—	$1,888

Current liabilities of discontinued operations	$—	$1,888

6. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	(in thousands)
	May 31, 2013			November 30, 2012
	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$900	$900	$1,781
Derivative liabilities – Redeemable Preferred Stock (Note 12)	(267)	(267)	—	(267)	(267)	—

Total	$(117)	$(117)	$—	$633	$633	$1,781

The following is a summary of activity for the six months ended May 31, 2013 and year ended November 30, 2012 for assets and liabilities measured at fair value based on unobservable measure criteria:

	(in thousands)
	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, November 30, 2011	$3,216	$—
Less: Fixed assets sold	(535)	—
Less: Impairment of fixed assets held for sale	(1,781)	—
Add: Embedded features of convertible notes and preferred stock	—	(855)
Less: Embedded features of convertible notes upon conversion to preferred stock	—	588

Balance, November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—

Balance, May 31, 2013	$150	$(267)

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

7. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	May 31, 2013	November 30, 2012
Raw materials	$29,498	$31,979
Work in progress	24,402	21,631
Finished goods	9,806	8,286

Total	$63,706	$61,896

Inventories are presented net of valuation allowances.

8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill were as follows:

(in thousands)
Balance, November 30, 2011	$253,170
Goodwill from business acquisition (note 4a)	11,364
Goodwill from business acquisition (note 4b)	2,177
Goodwill from business acquisition (note 4c)	(500)
Goodwill from other business acquisition purchase price adjustments	1,091
Less: Goodwill impairment	(111,300)
Less: Goodwill from Sensors disposition (note 5) reclassified to discontinued operations	(24,430)

Balance, November 30, 2012	$131,572

Balance, May 31, 2013	$131,572

Changes in the carrying amount of Intangible assets were as follows:

(in thousands)
Balance, November 30, 2011	$50,001
Intangible assets from business acquisition (note 4a)	7,848
Intangible assets from business acquisition (note 4c)	500
Computer software purchased	1,296
Less: Amortization	(9,555)
Less: Intangible assets from Sensors disposition (note 5) reclassified to discontinued operations	(2,156)

Balance, November 30, 2012	$47,934
Computer software purchased	220
Less: Amortization	(4,937)

Balance, May 31, 2013	$43,217

9. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 11a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of November 30, 2012 and is no longer outstanding following the repayment of the term debt on February 6, 2013 (see Note 11a).

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $379 (250 GBP), which renews in July 2013. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of May 31, 2013 and November 30, 2012.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	May 31, 2013	November 30, 2012
Trade accounts payable	$23,925	$24,575
Accrued expenses	6,876	10,045
Wage and vacation accrual	4,138	4,979

Total	$34,939	$39,599

11. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	(in thousands)
	May 31, 2013	November 30, 2012
Term loans, due February 6, 2018, base rate plus 8.75% interest or LIBOR plus 9.75%, (a)	$117,855	$—
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	25,781	—
Term loans, repaid February 6, 2013, originally due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a)	—	183,375
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,285	1,424
Lockman loan repaid February 6, 2013, – C-MAC acquisition (c)	—	2,724
Note payable – RTIE acquisition (d)	343	540
Capital leases payable	273	338

	$145,537	$188,401
Less: Current portion of long-term debt	(8,387)	(2,328)
Discount and deferred financing charges on term loans	(7,807)	(6,570)

Long-term portion	$129,343	$179,503

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165.0 million term loan facility; and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50.0 million asset-based revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.

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

On April 17, 2013, the Company sold Sensors (Note 5) and repaid approximately $44,919 of its term loans from the proceeds of the sale, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

On May 22, 2013, the Company entered into a First Amendment to the Revolving Loan Agreement that amends certain cash management and reporting requirements.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at May 31, 2013. The mortgage is secured by the subsidiary’s assets.
c)	A subsidiary of the Company in the United Kingdom entered into a 5 year term loan facility with Lockman Electronic Holdings Limited on December 16, 2011 (“Lockman Loan”), under which interest is charged at a margin of 5.5% over LIBOR. The margin was to increase by 0.5% each year on December 1 for the term of the agreement. The term loan was secured against a debenture over the subsidiary’s assets. This loan was repaid on February 6, 2013.
d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $343 as of May 31, 2013.

12. REDEEMABLE PREFERRED STOCK

On March 22, 2012, following the acquisition of C-MAC, the Company entered into a Note Purchase Agreement by and among the Company and the purchaser referred to therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Company sold an aggregate initial principal amount of $26,000 of convertible subordinated notes (the “Note”) to a single purchaser in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received aggregate gross proceeds of $16,000 from the private placement, all of which will be used for working capital purposes. The purchaser of the Note was an affiliate of Senator Investment Group LP. At the time of the issuance of the Note, the purchaser of the Note was the beneficial owner of approximately 10.7% of our outstanding common stock, without giving effect to the transactions contemplated by the Note Purchase Agreement.

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The purchaser has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially $1,000 per share and $1,003 per share as of May 31, 2013) of the Series A Preferred Stock plus the amount of unpaid and accrued dividends into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of May 31, 2013, is convertible into approximately 4,389,062 shares of common stock.

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

Commencing on March 22, 2013, holders of Series A Preferred Stock are entitled to receive cumulative dividends on the Liquidation Preference, computed on the basis of a 360-day year of twelve 30-day months at a rate equal to 6% per annum, compounded quarterly on the last day of each March, June, September and December. Accrued and unpaid dividends also will be paid on the date of any redemption or on any liquidation, dissolution or winding-up of the Company. Dividends will be paid in kind each quarter, by adding the amount of the accrued and unpaid dividend to the Liquidation Preference amount of each share of Series A Preferred Stock (the “Accreted Dividend Amount”). The Accreted Dividend Amount will constitute part of the Liquidation Preference of each share of Series A Preferred Stock as of each applicable quarterly dividend payment date and dividends will begin to accrue on each Accreted Dividend Amount beginning on the date on which such amount is added to the Liquidation Preference amount of each share of Series A Preferred Stock. However, all dividends due and payable on the date that the Liquidation Preference of a share of Series A Preferred Stock becomes due and payable will be payable in cash on such date. Upon an Early Redemption Event, dividends shall accrue while such event is continuing at the rate equal to the rate for the most recently issued actively traded ten year U.S. Treasury security, plus 10.0%. An “Early Redemption Event” means if (a) the Company (i) defaults in its obligation to pay the amounts in connection with a redemption of the Series A Preferred Stock and such default continues unremedied for three business days; (ii) breaches in material respect any of its representations or warranties contained in the Note Purchase Agreement, the Note or other document delivered in connection therewith; (iii) breaches certain covenants under the Note Purchase Agreement or other document delivered in connection therewith (subject to applicable grace periods); (iv) defaults (A) in any payment of any indebtedness in excess of $5,500 or (B) defaults in the observance of any condition or agreement in respect of any such indebtedness, and as a consequence of such default, such indebtedness becomes due and payable prior to its stated maturity; (v) commences certain bankruptcy or similar proceedings or has a bankruptcy or similar proceeding commenced against it that is not dismissed within the applicable grace period; or (b) a material provision of the Note Purchase Agreement, the Note or other agreement delivered in connection therewith ceases to be effective.

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

On January 21, 2011, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 API common shares to Vintage.

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

The Company issued 15,000 and 1,340,477 options and RSUs during six months ended May 31, 2013 and the year ended November 30, 2012, respectively (Note 14). These option grants were valued using the Black-Scholes option-pricing model.

14. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,154,777 shares are available for issuance pursuant to options, RSUs, or stock as of May 31, 2013. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2013 there was $817 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2013 to 2016.

During the six months ended May 31, 2013 and May 31, 2012, $600 and $1,493, respectively, has been recognized as share-based compensation expense in cost of revenues, general and administrative expense, selling expense, and research and development expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	May 31, 2013	May 31, 2012
Expected volatility	81.9%	89.5%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	0.85%	0.91%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—November 30, 2011	1,919,591	$5.72
Less forfeited	(526,985)	$5.02
Exercised	—	$—
Issued	1,025,000	$3.51

Stock Options outstanding—November 30, 2012	2,417,606	$5.06
Less forfeited	(503,035)	$5.42
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—May 31, 2013	1,914,571	$4.95

Stock Options exercisable—May 31, 2013	1,209,140	$5.45

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—November 30, 2011	51,000	$6.43
Issued	315,477	$3.61
Exercised—Stock issued	(227,477)	$3.56

RSUs outstanding—November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised—Stock issued	(60,333)	$4.45

RSUs outstanding—May 31, 2013	93,667	$4.19

RSUs exercisable—May 31, 2013	—	$—

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2013	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at May 31, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	922,000	$3.15	8.74	$259	281,650	$3.51	$—
$3.56 – $ 4.99	27,084	$3.56	7.39	$—	10,834	$3.56	$—
$5.00 – $ 6.99	1,041,234	$6.01	7.25	$—	899,065	$5.95	$—
$7.00 – $ 20.00	17,920	$12.05	4.44	$—	17,591	$12.11	$—

	2,008,238		7.91	$259	1,209,140		$—

The intrinsic value is calculated as the excess of the market value as of May 31, 2013 over the exercise price of the shares. The market value as of May 31, 2013 was $2.77 as reported by the NASDAQ Stock Market.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Six months ended
	May 31, 2013	May 31, 2012
Supplemental Cash Flow Information
Cash paid for income taxes	$634	$74
Cash paid for interest	$8,188	$7,202

16. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended		Six months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Weighted average shares-basic	55,402,595	55,329,607	55,386,031	55,261,526
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	55,402,595	55,329,607	55,386,031	55,261,526

Basic EPS and diluted EPS for the three months and six months ended May 31, 2013 and May 31, 2012 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 2,008,238 incremental shares, and 892,862 warrants have been excluded from the three months ended May 31, 2013 computation of diluted EPS as none are exercisable and in-the-money. Outstanding options and RSUs aggregating 2,008,238 (2,837,675 – May 31, 2012) incremental shares, and 892,862 (955,362 – May 31, 2012) warrants have been excluded from the six months ended May 31, 2013 and the three and six months ended May 31, 2012 computations of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

17. COMMITMENTS AND CONTINGENCIES

a)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and the API Pennsylvania Subsidiaries in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

b)	The Aster Group filed a lawsuit on November 24, 2010 against Spectrum Control, Inc. (“Spectrum”), in Worcester Superior Court. The lawsuit arose out of a lease between Aster as landlord and Spectrum as tenant for a commercial property located at 165 Cedar Hill Street in Marlborough Massachusetts (the “Property”). This claim was settled on March 19, 2013.

c)	The Company did not file its July 31, 2011 U.S. tax return timely and filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. A favorable ruling from the IRS was received during the fiscal quarter ended May 31, 2013, which allows the Company to file consolidated U.S. tax returns.

d)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of May 31, 2013 (November 30, 2012—$1,076). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

18. INCOME TAXES

For the three and six month periods ended May 31, 2013 , the Company’s effective income tax rates from continuing operations were 2.7% and (3.1)%, respectively, and 2.9% and 3.8% for the three and six month periods ended May 31, 2012, respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of May 31, 2013 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses, the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets, and the income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the six months ended May 31, 2013, the Company recorded valuation allowances on deferred tax assets relating to current year losses. The difference between the effective tax rate and U.S. statutory tax as of May 31, 2012 is primarily due to the release of reserves on uncertain tax positions and adjustments for previously recorded overaccruals.

As of May 31, 2013, the Company has no significant unrecognized tax benefits.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

The Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2008 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2008 to the present. The Company did not file its July 31, 2011 U.S. tax return timely and filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for the tax year ended July 31, 2011. During the second fiscal quarter of 2013, the Company received a favorable ruling, granting the Company’s request allowing it to continue to file its U.S. tax return as a consolidated group. No liability had been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believed that it was more likely than not that the relief would be granted by the IRS. The Company promptly filed its tax return subsequent to receipt of the ruling.

19. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

In May 2012, the Company announced the restructuring of its EMS business (“EMS restructuring”) in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially completed by the end of fiscal 2012. As of November 30, 2012, the Company reduced its EMS workforce by approximately 10%, which represented approximately 2% of its global workforce.

During the period ending November 30, 2012, the Company incurred approximately $591 related to cash outlays, primarily due to employee separation expense. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529

EMS Restructuring (in thousands)
Cash payments	(591)
Non-cash charges	(8,628)

Balance – Lease impairment accrual, November 30, 2012	$3,310

Balance – Lease impairment accrual, May 31, 2013	$2,993

During the three months ended May 31, 2013, the Company incurred additional restructuring charges of $385 primarily related to severance and legal costs.

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

Three months ended May 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$46,737	$5,135	$16,229	$—	$—	$68,101

Total revenue	46,737	5,135	16,229		—	68,101

Operating income before expenses below:	7,394	1,218	979	—	—	9,591
Corporate—head office expenses	—	—	—	2,210	—	2,210
Acquisition related charges	25	—	6	589	—	620
Restructuring	228	37	25	94	—	384
Depreciation and amortization	2,930	93	1,247	82	—	4,352
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	(491)	18	47	5,846	—	5,420
Income tax expense (benefit)	(1,441)	122	—	1,226	—	(93)

Income (loss) from continuing operations	$6,143	$948	$(346)	$(10,047)	$—	$(3,302)
Income from discontinued operations, net of tax	10,774	—	—	—	—	10,774

Net income (loss)	$16,917	$948	$(346)	$(10,047)	$—	$7,472

Segment assets—as at May 31, 2013	$269,835	$12,864	$47,946	$5,664	$—	$336,309
Goodwill included in assets—as at May 31, 2013	$129,103	$—	$2,469	$—	$—	$131,572
Purchase of fixed assets, three months ended May 31, 2013	$639	$9	$294	$—	$—	$942

Three months ended May 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$47,864	$8,045	$16,331	$—	$—	$72,240

Total revenue	47,864	8,045	16,331	—	—	72,240

Operating income (loss) before expenses below:	9,853	1,636	(1,147)	—	—	10,342
Corporate—head office expenses	—	—	—	2,327	—	2,327
Acquisition related charges	453	—	—	1,925	—	2,378
Restructuring	730	57	10,633	73	—	11,493
Depreciation and amortization	3,423	90	1,111	50	—	4,674
Goodwill impairment	—	—	87,000	—	—	87,000
Other expense (income)	31	43	280	15,688	—	16,042
Income tax expense (benefit)	(843)	425	—	(2,836)	—	(3,254)

Income (loss) from continuing operations	6,059	1,021	(100,171)	(17,227)	—	(110,318)
Income from discontinued operations, net of tax	811	—	—	—	—	811

Net income (loss)	$6,870	$1,021	$(100,171)	$(17,227)	$—	$(109,507)

Segment assets—as at November 30, 2012	$317,791	$13,496	$52,589	$8,839	$—	$392,715
Goodwill included in assets—as at November 30, 2012	$129,103	$—	$2,469	$—	$—	$131,572
Purchase of fixed assets, three months ended May 31, 2012	$127	$—	$—	$—	$—	$127

Six months ended May 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$89,039	$8,977	$31,097	$—	$—	$129,113

Total revenue	89,039	8,977	31,097		—	129,113

Operating income before expenses below:	13,343	2,163	1,362	—	—	16,868
Corporate—head office expenses	—	—	—	4,347	—	4,347
Acquisition related charges	74	—	12	1,002	—	1,088
Restructuring	465	80	52	132	—	729
Depreciation and amortization	5,871	192	2,474	165	—	8,702
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	(16)	51	104	19,582	—	19,721
Income tax expense (benefit)	(1,852)	179	—	2,222	—	549

Income (loss) from continuing operations	$8,801	$1,661	$(1,280)	$(27,450)	$—	$(18,268)
Income (loss) from discontinued operations, net of tax	11,314	—	—	—	—	11,314

Net Income (loss)	$20,115	$1,661	$(1,280)	$(27,450)	$—	$(6,954)

Purchase of fixed assets, six months ended May 31, 2013	$809	$23	$294	$—	$—	$1,126

Six months ended May 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$86,362	$14,481	$35,661	$—	$—	$136,504

Total revenue	86,362	14,481	35,661		—	136,504

Operating income before expenses below:	17,352	3,313	(338)	—	—	20,327
Corporate—head office expenses	—	—	—	4,575	—	4,575
Acquisition related charges	454	—	—	2,215	—	2,669
Restructuring	992	56	10,981	108	—	12,137

Six months ended May 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Depreciation and amortization	6,155	181	2,223	86	—	8,645
Goodwill impairment	—	—	87,000	—	—	87,000
Other expense (income)	(8)	69	310	19,577	—	19,948
Income tax expense (benefit)	(1,246)	425	—	(3,485)	—	(4,306)

Income (loss) from continuing operations	$11,005	$2,582	$(100,852)	$(23,076)	$—	$(110,341)
Income (loss) from discontinued operations, net of tax	1,607	—	—	—	—	1,607

Net income (loss)	$12,612	$2,582	$(100,852)	$(23,076)	$—	$(108,734)

Purchase of fixed assets, six months ended May 31, 2012	$217	$5	$101	$—	$—	$323

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 10, 2013, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On July 5, 2013, the Company entered into an asset purchase agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which the Company sold to the Purchaser certain assets comprising the Company’s data bus business, including substantially all of the assets the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation (the “Asset Sale”). The Purchaser paid the Company approximately $32,500 in cash for the assets, subject to certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions. Substantially all of the proceeds from the Asset Sale were used to repay certain of the Company’s outstanding debt. The gain on the Asset Sale is estimated to be approximately $26,000 to $27,000.

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

On March 22, 2012, we, through our subsidiary API Technologies (UK) Limited (“API UK”), acquired the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”) for a total purchase price of £21.0 million (approximately $33.0 million), including the assumption of C-MAC’s loan facility. C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors. On May 31, 2012, C-MAC Aerospace Limited changed its name to RF2M Limited (“RF2M UK”).

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

Commencing in 2010, we began cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the six months ended May 31, 2013, we continued to consolidate certain parts of our RF2M UK operations. These changes have resulted in an anticipated reduction of approximately $26.0 million in annual costs.

Recent Developments

On February 6, 2013, we refinanced substantially all of our outstanding indebtedness. In connection with this refinancing, we entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165.0 million term loan facility; and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50.0 million asset-based revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans. On May 22, 2013, we entered into a First Amendment to the Revolving Credit Agreement, which amends certain cash management and reporting requirements.

On April 17, 2013 we sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51.4 million. Of this amount, $1.5 million was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc., a wholly owned subsidiary of API.

On July 5, 2013, we entered into an asset purchase agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which the Company sold to the Purchaser certain assets comprising our data bus business, including substantially all of the assets of our wholly owned subsidiary, National Hybrid, Inc., a New York corporation. The Purchaser paid approximately $32.5 million in cash for the assets, subject to certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions. Substantially all of the proceeds from such sale were used to repay certain of the Company’s outstanding debt. The gain on the Asset Sale is estimated to be approximately $26.0 million to $27.0 million.

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

Systems, Subsystems& Components (SSC) Revenue includes high-performance RF/microwave, electromagnetic, power solutions, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products.

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

Backlog

Management uses a number of indicators to measure the growth of the business. One measure is sales backlog. Our sales backlog at May 31, 2013 was approximately $146.2 million compared to approximately $155.2 million at November 30, 2012.

	(dollar amounts in thousands)
	May 31, 2013	November 30, 2012	% Change
Backlog by segments:
SSC	$110,455	$115,487	-4.4%
EMS	33,172	36,654	-9.5%
SSIA	2,614	3,067	-14.8%

	$146,241	$155,208	-5.8%

The decrease at May 31, 2013 compared to November 30, 2012 was primarily related to our SSC and EMS segments as a result of higher SSC and EMS revenues and lower bookings in the six months ended May 31, 2013, following a high level of EMS bookings in the quarter ended November 30, 2012.

Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

Results of Operations for the Three Months Ended May 31, 2013 and 2012

The following discussion of results of operations is a comparison of our three months ended May 31, 2013 and 2012.

Operating Revenue

	(dollar amounts in thousands) Three months ended May 31
	2013	2012	% Change
Revenues by segments:
SSC	$46,737	$47,864	(2.4)%
EMS	16,229	16,331	(0.6)%
SSIA	5,135	8,045	(36.2)%

	$68,101	$72,240	(5.7)%

We recorded a 5.7% decrease in overall revenues for the three months ended May 31, 2013 over the same period in 2012. The decrease is mainly attributed to the decrease in revenues in our SSC and SSIA segments. During the three months ended May 31, 2013, the SSIA results include lower revenue generated by our operations in Canada and the U.K. as a result of the completion of one U.K. program with a new customer and in Canada from lower revenue from several existing customers. The decrease in our SSC segment revenues resulted primarily from lower revenues to the defense end market.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended May 31
	2013	2012
Gross margin by segments:
SSC	26.7%	30.2%
EMS	9.6%	(51.5)%
SSIA	34.6%	28.1%
Overall	23.3%	11.5%

Our combined gross margin for the three months ended May 31, 2013 increased by approximately 11.8 percentage points compared to the three months ended May 31, 2012. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended May 31, 2013 from 88.5% to 76.7% compared to the same period last year. The SSC segment cost of revenues increased by 3.5 percentage points compared to the same period in 2012, primarily due to the impact of a change in product mix in the quarter ended May 31, 2013, as we shipped products with slightly lower margin. The EMS segment cost of revenues for the three months ended May 31, 2013 decreased by 61.1 percentage points compared with the same period in 2012, primarily as a result of restructuring charges taken in the prior year related to the EMS restructuring. The SSIA segment realized a decrease in cost of revenues of 6.5 percentage points mainly as a result of lower revenues attributable to a completed U.K. program that consisted of products with higher cost of revenues. Combined restructuring costs recorded in the three months ended May 31, 2013 were approximately $0.1 million compared to approximately $7.6 million in the comparable period of 2012 related to the EMS restructuring.

General and Administrative Expenses

General and administrative expenses increased slightly to approximately $6.4 million for the three months ended May 31, 2013 from $6.2 million for the three months ended May 31, 2012. As a percentage of sales, general and administrative expenses were 9.4% for the three months ended May 31, 2013, compared to 8.6% for the three months ended May 31, 2012.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31
	2013	% of sales	2012	% of sales
Depreciation and Amortization	$2,651	3.9%	$2,941	4.1%
Accounting and Administration	$1,398	2.1%	$1,380	1.9%
Stock based compensation	$210	0.3%	$562	0.8%
Professional Services	$523	0.8%	$872	1.2%

Selling Expenses

Selling expenses from continuing operations increased to approximately $4.1 million for the three months ended May 31, 2013 from approximately $3.8 million for the three months ended May 31, 2012. The increase was largely due to the mix of sales to more products that are subject to commissions, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, selling expenses were 6.1% for the three months ended May 31, 2013, compared to 5.2% for the three months ended May 31, 2012.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31
	2013	% of sales	2012	% of sales
Payroll Expense – Sales	$2,099	3.1%	$2,037	2.8%
Commissions	$1,324	1.9%	$1,050	1.5%
Advertising	$329	0.5%	$61	0.1%

Research and Development Expenses

Research and development costs from continuing operations decreased to approximately $2.3 million for the three months ended May 31, 2013 compared to approximately $2.6 million for the three months ended May 31, 2012. The decrease was largely due to cost reductions following restructuring initiatives. As a percentage of sales, research and development expenses were 3.4% for the three months ended May 31, 2013, compared to 3.5% for the three months ended May 31, 2012.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the three months ended May 31, 2013, business acquisition charges of approximately $0.6 million primarily related to sale of the Sensors operations compared to approximately $2.4 million for the three months ended May 31, 2012, which primarily related to the C-MAC and RTIE acquisitions.

Operating Income

We recorded operating income from continuing operations for the three months ended May 31, 2013 of approximately $2.0 million compared to operating loss of approximately $10.5 million for the three months ended May 31, 2012. The increase in operating income of approximately $12.5 million is primarily attributed to lower restructuring and acquisition costs, primarily related to the C-MAC acquisition and EMS restructuring in the quarter ended May 31, 2012.

Other Expenses (Income)

Total other expense for the three months ended May 31, 2013 amounted to approximately $5.4 million, compared to other expense of $103.0 million for the three months ended May 31, 2012.

The decrease in other expense in the three month period ended May 31, 2013, compared to the comparable period in 2012 is largely attributable to the write-down of $87.0 million of goodwill related to our EMS segment and approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the quarter ended May 31, 2012, partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition.

Income Taxes

Income taxes from continuing operations amounted to a net benefit of approximately $0.1 million for the three months ended May 31, 2013 compared to a net benefit of $3.3 million in the three months ended May 31, 2012. The benefit during the three months ended May 31, 2013, is primarily due to foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Income From Discontinued Operations

We recorded income from discontinued operations of approximately $10.8 million for the quarter ended May 31, 2013, compared to income from discontinued operations of approximately $0.8 million in the same period of fiscal 2012. This income is attributable to the operations of and the gain on the sale of our Sensors operations. During the three months ended May 31, 2013 we recorded a gain on the sale of Sensors of approximately $11.9 million.

Net Income (Loss)

We recorded net income for the three months ended May 31, 2013 of approximately $7.5 million, compared to a net loss of approximately $109.5 million for the three months ended May 31, 2012. The increase in net income is largely due to the net gain on the sale of discontinued operations of approximately $12.0 million in the quarter ended May 31, 2013, lower expenses including restructuring and acquisition related costs of approximately 12.9 million in the quarter ended May 31, 2013 compared to the same period in 2012, and the write-down of $87.0 million of goodwill related to our EMS segment and the write-down of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the quarter ended May 31, 2012.

Results of Operations for the Six Months Ended May 31, 2013 and 2012

The following discussion of results of operations is a comparison of our six months ended May 31, 2013 and 2012.

Operating Revenue

	(dollar amounts in thousands) Six months ended May 31
	2013	2012	% Change
Revenues by segments:
SSC	$89,039	$86,362	3.1%
EMS	31,097	35,661	(12.8)%
SSIA	8,977	14,481	(38.0)%

	$129,113	$136,504	(5.4)%

We recorded a 5.4% decrease in overall revenues for the six months ended May 31, 2013 over the same period in 2012. The decrease is mainly attributed to the decrease in revenues in our EMS and SSIA segments. During the six months ended May 31, 2013, the SSIA results include lower revenue generated by our operations in Canada and the U.K. as a result of the completion of one U.K. program with a new customer and in Canada from lower revenue from several existing customers. The decrease in our EMS segment revenues resulted primarily from lower revenues to the defense end market.

Operating Expenses

Cost of Revenue and Gross Margin

	Six months ended May 31
	2013	2012
Gross margin by segments:
SSC	26.5%	29.6%
EMS	8.0%	(20.2)%
SSIA	36.7%	37.0%
Overall	22.7%	17.4%

Our combined gross margin for the six months ended May 31, 2013 increased by approximately 5.3 percentage points compared to the six months ended May 31, 2012. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended May 31, 2013 from 82.6% to 77.3% compared to the same period last year. The SSC segment cost of revenues increased by 3.1 percentage points compared to the same period in 2012, primarily due to the impact of a change in product mix in the six months ended May 31, 2013, as we shipped products with slightly lower margin. The EMS segment cost of revenues for the six months ended May 31, 2013 decreased by 28.2 percentage points compared with the same period in 2012 primarily as a result of restructuring charges taken in the prior year related to the EMS restructuring. The SSIA segment cost of revenues for the six months ended May 31, 2013 remained largely consistent with the comparable period of fiscal 2012. Combined restructuring costs recorded in the six months ended May 31, 2013 were approximately $0.2 million compared to approximately $7.9 million in the comparable period of 2012, primarily related to the EMS restructuring.

General and Administrative Expenses

General and administrative expenses increased to approximately $13.2 million for the six months ended May 31, 2013 from $12.5 million for the six months ended May 31, 2012. The increase is primarily a result of the addition of C-MAC for the full six month period compared to March to May 2012 in the comparable period of fiscal 2012, which increased general and administrative expenses by approximately $0.8 million, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.2% for the six months ended May 31, 2013, compared to 9.2% for the six months ended May 31, 2012.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31
	2013	% of sales	2012	% of sales
Depreciation and Amortization	$5,298	4.1%	$5,151	3.8%
Accounting and Administration	$2,830	2.2%	$2,433	1.8%
Stock based compensation	$600	0.5%	$1,360	1.0%
Professional Services	$1,154	0.9%	$1,431	1.0%

Selling Expenses

Selling expenses from continuing operations increased to approximately $7.8 million for the six months ended May 31, 2013 from approximately $7.2 million for the six months ended May 31, 2012. The increase was primarily a result of the addition of C-MAC for the full six month period compared through March to May 2012 in the comparable period of fiscal 2012, which increased selling expenses by approximately $0.3 million, and the mix of sales to more products that are subject to commissions. As a percentage of sales, selling expenses were 6.1% for the six months ended May 31, 2013, compared to 5.3% for the six months ended May 31, 2012.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31
	2013	% of sales	2012	% of sales
Payroll Expense – Sales	$4,109	3.2%	$3,743	2.7%
Commissions	$2,498	1.9%	$2,138	1.6%
Advertising	$586	0.5%	$317	0.2%

Research and Development Expenses

Research and development costs from continuing operations decreased to approximately $4.6 million for the six months ended May 31, 2013 compared to approximately $4.8 million for the six months ended May 31, 2012. The decrease was largely due to cost reductions following restructuring initiatives. As a percentage of sales, research and development expenses were 3.6% for the six months ended May 31, 2013 and the six months ended May 31, 2012.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the six months ended May 31, 2013, business acquisition charges of approximately $1.1 million primarily related to the sale of the Sensors operations compared to approximately $2.7 million for the six months ended May 31, 2012, which primarily related to the C-MAC and RTIE acquisitions.

Operating Income

We recorded operating income from continuing operations for the six months ended May 31, 2013 of approximately $2.0 million compared to an operating loss of approximately $7.7 million for the six months ended May 31, 2012. The increase in operating income of approximately $9.7 million is primarily attributed to lower restructuring and acquisition costs, primarily related to the C-MAC acquisition and EMS restructuring in the quarter ended May 31, 2012, partially offset by lower contribution margin due to lower revenues.

Other Expenses (Income)

Total other expense for the six months ended May 31, 2013 amounted to approximately $19.7 million, compared to other expense of $106.9 million for the six months ended May 31, 2012. The decrease in other expense in the six month period ended May 31, 2013, compared to the comparable period in 2012 is largely attributable to the write-down of $87.0 million of goodwill related to our EMS segment and approximately $12.6 million of discounts related to the convertible subordinated note that converted to shares of Series A Preferred Stock during the quarter ended May 31, 2012 (the “Note”), partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition and the write-down of discounts and deferred financing costs of $10.3 million in the six months ended May 31, 2013.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.5 million for the six months ended May 31, 2013 compared to a net benefit of $4.3 million in the six months ended May 31, 2012. The expense during the six months ended May 31, 2013, is primarily due to the tax amortization of indefinite lived intangibles, alternative minimum tax and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Income From Discontinued Operations

We recorded income from discontinued operations of approximately $11.3 million for the six months ended May 31, 2013, compared to income from discontinued operations of approximately $1.6 million in the same period of fiscal 2012. This income is attributable to the operations of and the gain on the sale of our Sensors operations. During the six months ended May 31, 2013 we recorded a gain on the sale of Sensors of approximately $11.9 million.

Net Loss

We recorded a net loss for the six months ended May 31, 2013 of approximately $7.0 million, compared to a net loss of approximately $108.7 million for the six months ended May 31, 2012. The decrease in net loss is largely due to the write-down of $87.0 million of goodwill related to our EMS segment in the six months ended May 31, 2012, the gain on the sale of discontinued operations of approximately $11.9 million in the six months ended May 31, 2013, and lower expenses including restructuring and acquisition related costs of approximately $13.0 million and a lower write-down of approximately $2.4 million of discounts and deferred financing costs during the six months ended May 31, 2013, compared to the six months ended May 31, 2012, partially offset by lower contribution margin due to lower revenues in the six months ended May 31, 2013.

Liquidity and Capital Resources

Overview and Summary

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At May 31, 2013, we held cash and cash equivalents of approximately $8.7 million compared to $20.5 million at November 30, 2012. We believe that (i) our available cash and cash equivalents, (ii) funds available under our Revolving Loan Agreement as described below, and (iii) future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayments, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

Term Loan Agreement and Revolving Loan Agreement

On February 6, 2013, in connection with entering into the Term Loan Agreement and the Revolving Loan Agreement, the Amended and Restated Credit Agreement, dated as of June 27, 2011 and amended on January 6, 2012 and March 22, 2012, by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner (the “Credit Agreement”) was paid off and terminated.

As of May 31, 2013, $117.9 million was outstanding under the Term Loan Agreement and approximately $25.8 million was outstanding under the Revolving Loan Agreement. As of May 31, 2013, we had $12.5 million available for future borrowings under the Revolving Loan Agreement.

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

As at May 31, 2013, the Company was in compliance with its financial covenants under the Term Loan Agreement.

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

As at May 31, 2013, the Company was in compliance with its financial covenants under the Revolving Loan Agreement.

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

Six Months Ended May 31, 2013 Compared to May 31, 2012

Cash used by continuing operating activities of approximately $6.6 million for the six months ended May 31, 2013 (“Q2 YTD FY2013”) was higher than cash generated by continuing operations of approximately $1.3 million for the six months ended May 31, 2012 (“Q2 YTD FY2012”). The increase in cash used by operating activities resulted primarily from an increase in the net cash used by changes in operating assets and liabilities during Q2 YTD FY2013, which was primarily related to changes in accounts payable and inventory.

Cash generated by investing activities for the six months ended May 31, 2013 was approximately $47.2 million, which consisted primarily of the net proceeds of $49.2 million for the sale of the Sensors operations and $0.8 million net proceeds for the sale of certain land and a building in Palm Bay, Florida, and net proceeds of $0.1 million from a negotiated reduction in the final payment made in the quarter for the CMT acquisition that was previously held as restricted cash, partially offset by the acquisition of fixed and intangibles assets and restricted cash of $1.5 million related to the sale of Sensors. Cash used by investing activities for the six months ended May 31, 2012 was approximately $29.8 million, which consisted of approximately $29.0 million used for the purchase of C-MAC and RTI and $1.2 million from the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building.

Cash used by financing activities for the six months ended May 31, 2013 totaled approximately $52.7 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Credit Agreement and the Lockman loan, partially offset by net proceeds associated with the loans under the Term Loan Agreement and the Revolving Loan Agreement. Cash generated by financing activities for the six months ended May 31, 2012 totaled approximately $28.1 million, and resulted from the net proceeds associated with term loans under the Credit Agreement and the Note, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement.

Contractual Obligations

Future cash payments required under debt arrangements, operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, and capital leases as of May 31, 2013 are summarized in the following table.

	Payments Due by Period (dollar amounts in thousands)
	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Operating lease obligations (a)	$16,970	$2,069	$3,720	$2,742	$2,387	$2,196	$3,856
Long-term debt obligations (b)	145,537	3,716	6,357	9,340	12,324	11,935	101,865
Estimated interest payments	58,292	10,221	13,038	12,166	10,967	9,651	2,249
Asset retirement obligations (c)	1,013	—	—	—	—	—	1,013
Other contractual obligations (d)	37,167	—	—	—	—	—	37,167

Total	$258,979	$16,006	$23,115	$24,248	$25,678	$23,782	$146,150

Note: Deferred tax liabilities are omitted from this schedule because their ultimate payoff date cannot be reasonably established given the long-term nature of this obligation.

(a)	As described in Note 20 (a) to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
(b)	As described in Note 11 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
(c)	As described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.
(d)	Other contractual obligations relate to the redeemable preferred stock as described in Note 12 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

During the year ended November 30, 2012 and the six months ended May 31, 2013, the Company did not have any off-balance sheet arrangements.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 17 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

2.1*	Stock Purchase Agreement, dated as of April 17, 2013, between API Technologies Corp., Spectrum Control, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013).

10.1	First Amendment to the Credit Agreement, dated as of May 22, 2013, by and among API Technologies Corp. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and English law security trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request made by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: July 10, 2013	By:	/s/ PHIL REHKEMPER
Phil Rehkemper
Chief Financial Officer (Duly Authorized Officer)