Form 10-Q
period 2013-08-31
API Technologies Corp.
filed 2013-10-09
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

54,846,135 shares of common stock with a par value of $0.001 per share at October 1, 2013.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
(Unaudited) (Dollar Amounts in Thousands)

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

	August 31, 2013	November 30, 2012
Assets
Current
Cash and cash equivalents	$12,514	$20,550
Restricted cash (note 5)	1,500	700
Accounts receivable, less allowance for doubtful accounts of $669 and $609 at August 31, 2013 and November 30, 2012, respectively	43,804	41,624
Inventories, less provision for obsolescence of $8,054 and $7,949 at August 31, 2013 and November 30, 2012, respectively (note 7)	61,638	57,863
Deferred income taxes	843	1,038
Prepaid expenses and other current assets	2,178	2,560
Current assets of discontinued operations (note 5)	—	13,836

	122,477	138,171
Fixed assets, net	36,258	40,075
Fixed assets held for sale (note 2)	150	900
Goodwill	116,770	116,770
Intangible assets, net	41,031	47,934
Other non-current assets	3,388	5,760
Long-lived assets of discontinued operations (note 5)	—	43,105

Total assets	$320,074	$392,715

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$36,688	$39,598
Deferred revenue	4,497	385
Current portion of long-term debt (note 11)	6,599	2,328
Current liabilities of discontinued operations (note 5)	—	1,888

	47,784	44,199
Deferred income taxes	3,901	3,411
Other long-term liabilities	1,056	1,048
Long-term debt, net of current portion, and discount of $7,394 and $6,570 at August 31, 2013 and November 30, 2012, respectively (note 11)	103,564	179,503

	156,305	228,161

Commitments and contingencies (note 17)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,027 liquidation preference and 1,000,000 authorized shares, 26,000 and 26,000 shares issued and outstanding at August 31, 2013 and November 30, 2012, respectively) (note 12)	25,898	25,581
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,846,071 and 54,764,553 shares issued and outstanding at August 31, 2013 and November 30, 2012, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2013 and November 30, 2012, respectively)	—	—
Additional paid-in capital	327,764	326,973
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(193,169)	(192,513)
Accumulated other comprehensive income	848	2,085

	137,871	138,973

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$320,074	$392,715

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations

(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended August 31, 2013 (Unaudited)	For the Three Months Ended August 31, 2012 (Unaudited)	For the Nine Months Ended August 31, 2013 (Unaudited)	For the Nine Months Ended August 31, 2012 (Unaudited)
Revenue, net	$62,630	$58,759	$185,163	$189,014
Cost of revenues
Cost of revenues	47,641	44,171	143,338	144,276
Restructuring charges (note 19)	16	1,738	182	9,040

Total cost of revenues	47,657	45,909	143,520	153,316

Gross profit	14,973	12,850	41,643	35,698

Operating expenses
General and administrative	6,901	6,611	19,704	18,263
Selling expenses	3,505	3,607	11,263	10,758
Research and development	2,244	2,524	6,885	7,330
Business acquisition and related charges	(111)	775	977	3,444
Restructuring charges	120	485	684	4,706

Total operating expenses	12,659	14,002	39,513	44,501

Operating income (loss)	2,314	(1,152)	2,130	(8,803)
Other expenses (income), net
Goodwill impairment (note 8)	—	20,495	—	107,495
Interest expense, net	3,086	3,993	11,907	11,898
Amortization of note discounts and deferred financing costs	521	869	11,795	14,957
Other expenses (income), net	189	(367)	(186)	(2,412)

Total other expenses (income), net	3,796	24,990	23,516	131,938

Loss from continuing operations before income taxes & discontinued operations	(1,482)	(26,142)	(21,386)	(140,741)
Expense (benefit) for income taxes	(3,144)	(579)	(3,316)	(4,885)

Income (loss) from continuing operations	1,662	(25,563)	(18,070)	(135,856)
Income (loss) from discontinued operations, net of income taxes	5,305	(2,103)	18,085	(544)

Net Income (loss)	$6,967	$(27,666)	$15	$(136,400)
Accretion on preferred stock	(381)	—	(671)	—

Net Income (loss) attributable to common shareholders	$6,586	$(27,666)	$(656)	$(136,400)

Income (loss) per share from continuing operations—Basic and diluted	$0.02	$(0.46)	$(0.34)	$(2.46)
Income (loss) per share from discontinued operations—Basic and diluted	0.10	(0.04)	0.33	(0.01)

Net income (loss) per share—Basic and diluted	$0.12	$(0.50)	$(0.01)	$(2.47)

Weighted average shares outstanding
Basic	55,424,157	55,365,978	55,398,833	55,296,470
Diluted	55,424,157	55,365,978	55,398,833	55,296,470
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	$53	$424	$(1,237)	$1,025

Other comprehensive income (loss)	53	424	(1,237)	1,025

Comprehensive income (loss)	$7,020	$(27,242)	$(1,222)	$(135,375)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2012	26,000	$25,581	54,764,553	$55	$326,973	$2,373	$(192,513)	$2,085	$138,973
Stock issued as compensation	—	—	72,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,731)	—	—	—	—	—	—
Stock exchanged for subsidiary exchangeable shares (see Note 13)	—	—	22,916	—	—	—	—	—	—
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 12)	—	(354)	—	—	—	—	—	—	—
Accretion on Preferred stock (dividends)	—	671	—	—	—	—	(671)	—	(671)
Stock-based compensation expense	—	—	—	—	791	—	—	—	791
Net income for the period	—	—	—	—	—	—	15	—	15
Other comprehensive loss	—	—	—	—	—	—	—	(1,237)	(1,237)

Balance at August 31, 2013	26,000	$25,898	54,846,071	$55	$327,764	$2,373	$(193,169)	$848	$137,871

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Nine Months Ended August 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$15	$(136,400)
Less: Income from discontinued operations	(18,085)	544
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	13,225	12,456
Amortization of note discounts and deferred financing costs	1,519	2,313
Amortization of note discounts due to debt extinguishment	10,277	12,644
Income tax accruals for discontinued operations	(7,373)	—
Impairment of goodwill	—	107,495
Stock based compensation	791	1,934
Write down of fixed assets	—	865
Loss (gain) on sale of fixed assets	—	(2)
Deferred income taxes	751	(4,254)
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(2,296)	10,636
Inventories	(3,893)	10,897
Prepaid expenses and other current assets	378	(1,577)
Accounts payable and accrued expenses	(1,914)	(18,326)
Deferred revenue	(166)	(1,368)

Net cash used by continuing activities	(6,771)	(2,143)
Net cash provided by discontinued operations	2,639	5,124

Net cash provided (used) by operating activities	(4,132)	2,981
Cash flows from investing activities
Purchase of fixed assets	(2,084)	(799)
Purchase of intangible assets	(463)	(1,089)
Restricted cash	(800)	—
Net proceeds from sale of discontinued operations	80,498	—
Proceeds from sale of fixed assets	739	32
Business acquisitions net of cash acquired of $nil (note 4c), and $3,045 (note 4a)	(600)	(29,052)
Discontinued operations	(17)	359

Net cash provided (used) by investing activities	77,273	(30,549)
Cash flows from financing activities
Repayment of long-term debt (note 11)	(296,362)	(1,587)
Net proceeds from long-term debt (note 11)	215,678	29,155
Discontinued operations	—	5

Net cash provided (used) by financing activities	(80,684)	27,573
Effect of exchange rate on cash and cash equivalents	(478)	123

Net change in cash and cash equivalents	(8,021)	128
Cash and cash equivalents, beginning of period—continuing operations	20,550	15,628
Cash and cash equivalents, beginning of period—discontinued operations	(15)	62

Cash and cash equivalents, beginning of period	20,535	15,690
Cash and cash equivalents, end of period	$12,514	$15,818
Less: cash and cash equivalents of discontinued operations, end of period	—	(23)

Cash and cash equivalents of continuing operations, end of period	$12,514	$15,841

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

On July 5, 2013, the Company entered into an agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which the Company sold to the Purchaser certain assets comprising the Company’s data bus business (“Databus”) in the U.S. and the U.K., including substantially all of the assets the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation (the “Asset Sale”). The Purchaser paid the Company approximately $32,150 in cash for the assets, after certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions. Substantially all of the proceeds from the Asset Sale were used to repay certain of the Company’s outstanding debt.

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc. (“Spectrum”), a wholly owned subsidiary of API.

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

The unaudited consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2013 and the results of its operations and cash flows for the nine month period ended August 31, 2013. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2012 included in the Company’s Form 10-K filed with the SEC on February 12, 2013.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at August 31, 2013 compared to $900 at November 30, 2012. On March 14, 2013, the Company sold certain land and a building in Palm Bay, Florida from the Spectrum acquisition for net proceeds of $739. This land and building were part of the fixed assets held for sale reported at November 30, 2012.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to the Company’s Databus business and Sensors companies have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2012 and the results of operations of Databus and Sensors for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

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

The Company has three reporting units: (i) SSC, (ii) EMS, and (iii) SSIA. The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, SenDEC Corp. (“SenDEC”) in January 2011, the acquisition of the assets of Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) by API and three of its subsidiaries (the “API Pennsylvania Subsidiaries”), in January 2010, and the acquisition of the Filtran Group companies, which was completed in 2002. All of the goodwill relates to our SSC reporting unit, except for SenDEC and the KGC Companies, which relate to the EMS reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

As at April 17, 2013, given the sale of Sensors, which was part of the SSC segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value of the assets and determined that an impairment of goodwill had not occurred.

As at July 5, 2013, given the sale of Databus, which also was part of the SSC segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value of the assets. As of the date of the filing of this report, the Company determined that an impairment of goodwill had not occurred.

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered, including transition services agreements related to discontinued operations. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company generally recognizes revenue on the contracts when items are shipped.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 48%, 2% and 8% of the Company’s revenues for the nine months ended August 31, 2013 (44%, 3% and 9% for the nine months ended August 31, 2012), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from 2012 have been reclassified to conform to the August 31, 2013 financial statement presentation. The reclassifications related to the restatement of discontinued operations (see Note 5) and a change in the balance sheet presentation of deferred financing costs incurred directly with the lenders of long-term debt.

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

Revenues and net income of RF2M UK for the nine months ended August 31, 2013 were approximately $23,193 and $797, respectively. Revenues and net loss of RF2M UK for the period from the acquisition of March 22, 2012 to November 30, 2012 were approximately $25,336 and $(1,403), respectively.

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

Revenues and net income of RTIE for the nine months ended August 31, 2013 were approximately $1,728 and $292, respectively. Revenues and net income of RTIE for the period from March 19, 2012 to November 30, 2012 were approximately $2,088 and $568, respectively.

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

Revenues and net income of CMT for the nine months ended August 31, 2013 were approximately $4,613 and $133, respectively. Revenues and net income of CMT for the year ended November 30, 2012 were approximately $7,288 and $447, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC and RTIE acquisitions described above had occurred at the beginning of the nine month periods ended August 31, 2012.

(in thousands) Nine months ended August 31, 2012
Revenues	$200,926
Loss from continuing operations	$(136,105)
Net loss	$(136,649)
Loss from continuing operations per share – basic and diluted	$2.46
Net loss per share – basic and diluted	$2.47

5. DISCONTINUED OPERATIONS

a) Databus

On July 5, 2013, the Company entered into the APA with Parent and the Purchaser, pursuant to which the Company sold to the Purchaser certain assets comprising the Company’s Databus business in the U.S. and the U.K., including substantially all of the assets of the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation. The Purchaser paid the Company approximately $32,150 in cash for the assets, after certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions.

The operating results of Databus are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Revenue, net	$991	$3,032	$7,571	$9,282
Cost of revenues	547	2,336	4,435	7,666

Gross Profit	444	696	3,136	1,616
General and administrative	56	72	484	956
Selling expenses	2	—	82	19
Research and development	—	—	—	41
Restructuring	—	—	—	24
Provision for income taxes	(375)	—	344	—
Provision for income taxes — Gain on sale of Databus	5,293	—	5,293	—
Other expenses (income)	(10,002)	—	(10,002)	—

Income from discontinued operations, net of tax	$5,470	$624	$6,935	$576

Other income in the three and nine months ended August 31, 2013 primarily relates to the gain on sale of Databus, net of approximately $705 transaction expenses and deferred revenue of $2,544 attributable to a transition services agreement, whereby the Company will manufacture products in the United States for a period of up to 12 months and manufacture certain products in the United Kingdom for a period of up to 4 years. The Company has determined that the U.K. transition services agreement does not result in the Company having a significant continuing involvement on these discontinued operations following the assessment period.

The assets relating to Databus consisted of the following:

	August 31, 2013	November 30, 2012
Cash and cash equivalents	$—	$—
Inventories	—	4,032

Current assets of discontinued operations	$—	$4,032

Fixed assets, net	$—	$242
Goodwill	—	14,802

Long-lived assets of discontinued operations	$—	$15,044

b) Sensors

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of the Sensors companies for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum.

The operating results of Sensors are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Revenue, net	$—	$6,656	$9,270	$19,775
Cost of revenues	—	4,918	7,155	13,763

Gross Profit	—	1,738	2,115	6,012
General and administrative	—	193	366	587
Selling expenses	—	301	497	1,035
Research and development	—	166	180	521
Provision for income taxes	—	—	66	1,100
Provision for income taxes — Gain on sale of Sensors	—	—	1,670	—
Other expenses (income)	165	3,805	(11,814)	3,889

Income (loss) from discontinued operations, net of tax	$(165)	$(2,727)	$11,150	$(1,120)

Other income in the nine months ended August 31, 2013 primarily relates to the gain on sale of Sensors, net of approximately $2,131 transaction expenses and deferred revenue of $1,780 attributable to a transition services agreement, whereby the Company will manufacture products for a period of up to 9 months and provide certain administrative services to the Purchaser over a period of up to 18 months. The Company has determined that the transition services agreement does not result in the Company having a significant continuing involvement on these discontinued operations following the assessment period. Other expenses for the three and nine months ended August 31, 2012 primarily relates to the goodwill impairment charge recorded in the SSC segment attributable to Sensors.

The assets and liabilities relating to Sensors consisted of the following:

	August 31, 2013	November 30, 2012
Cash and cash equivalents	$—	$(15)
Accounts Receivable	—	3,605
Inventories	—	6,067
Prepaid expenses and other current assets	—	146

Current assets of discontinued operations	$—	$9,803

Fixed assets, net	$—	$1,475
Intangible assets, net	—	2,156
Goodwill	—	24,430

Long-lived assets of discontinued operations	$—	$28,061

Accounts payable and accrued expenses	$—	$1,888

Current liabilities of discontinued operations	$—	$1,888

6. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	(in thousands)
	August 31, 2013			November 30, 2012
	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$900	$900	$1,781
Derivative liabilities – Redeemable Preferred Stock (Note 12)	(267)	(267)	—	(267)	(267)	—

Total	$(117)	$(117)	$—	$633	$633	$1,781

The following is a summary of activity for the nine months ended August 31, 2013 and year ended November 30, 2012 for assets and liabilities measured at fair value based on unobservable measure criteria:

	(in thousands)
	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, November 30, 2011	$3,216	$—
Less: Fixed assets sold	(535)	—
Less: Impairment of fixed assets held for sale	(1,781)	—
Add: Embedded features of convertible notes and preferred stock	—	(855)
Less: Embedded features of convertible notes upon conversion to preferred stock	—	588

Balance, November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—

Balance, August 31, 2013	$150	$(267)

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

7. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	August 31, 2013	November 30, 2012
Raw materials	$30,008	$29,067
Work in progress	22,489	20,572
Finished goods	9,141	8,224

Total	$61,638	$57,863

Inventories are presented net of valuation allowances.

8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill were as follows:

(in thousands)
Balance, November 30, 2011	$253,170
Goodwill from business acquisition (note 4a)	11,364
Goodwill from business acquisition (note 4b)	2,177
Goodwill from business acquisition (note 4c)	(500)
Goodwill from other business acquisition purchase price adjustments	1,091
Less: Goodwill impairment	(111,300)
Less: Goodwill from Databus disposition (note 5) reclassified to discontinued operations	(14,802)
Less: Goodwill from Sensors disposition (note 5) reclassified to discontinued operations	(24,430)

Balance, November 30, 2012	$116,770

Balance, August 31, 2013	$116,770

Changes in the carrying amount of Intangible assets were as follows:

(in thousands)
Balance, November 30, 2011	$50,001
Intangible assets from business acquisition (note 4a)	7,848
Intangible assets from business acquisition (note 4c)	500
Computer software purchased	1,296
Less: Amortization	(9,555)
Less: Intangible assets from Sensors disposition (note 5) reclassified to discontinued operations	(2,156)

Balance, November 30, 2012	$47,934
Computer software purchased	463
Less: Amortization	(7,366)

Balance, August 31, 2013	$41,031

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

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $387 (250 GBP), which renews in July 2014. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of August 31, 2013 and November 30, 2012.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	August 31, 2013	November 30, 2012
Trade accounts payable	$26,741	$24,575
Accrued expenses	6,905	10,045
Wage and vacation accrual	3,042	4,978

Total	$36,688	$39,598

11. LONG-TERM DEBT

The Company has the following long-term debt obligations:

	(in thousands)
	August 31, 2013	November 30, 2012
Term loans, due February 6, 2018, base rate plus 8.75% interest or LIBOR plus 9.75%, (a)	$87,943	$—
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	27,834	—
Term loans, repaid February 6, 2013, originally due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a)	—	183,375
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,281	1,424
Lockman loan repaid February 6, 2013, – C-MAC acquisition (c)	—	2,724
Note payable – RTIE acquisition (d)	242	540
Capital leases payable	257	338

	$117,557	$188,401
Less: Current portion of long-term debt	(6,599)	(2,328)
Discount and deferred financing charges on term loans	(7,394)	(6,570)

Long-term portion	$103,564	$179,503

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165.0 million term loan facility; and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50.0 million asset-based revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.

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

On July 5, 2013 and April 17, 2013, the Company sold Databus and Sensors (Note 5) and repaid approximately $28,780 and $44,919, respectively, of its term loans from the proceeds of these sales, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

As of August 31, 2013, $87.9 million was outstanding under the Term Loan Agreement, approximately $27.8 million was outstanding under the Revolving Loan Agreement, and $11.8 million was available for future borrowings under the Revolving Loan Agreement.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at August 31, 2013. The mortgage is secured by the subsidiary’s assets.
c)	A subsidiary of the Company in the United Kingdom entered into a 5 year term loan facility with Lockman Electronic Holdings Limited on December 16, 2011 (“Lockman Loan”), under which interest is charged at a margin of 5.5% over LIBOR. The margin was to increase by 0.5% each year on December 1 for the term of the agreement. The term loan was secured against a debenture over the subsidiary’s assets. This loan was repaid on February 6, 2013.
d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $242 as of August 31, 2013.

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

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The holder has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially $1,000 per share and $1,027 per share as of August 31, 2013) of the Series A Preferred Stock plus the amount of unpaid and accrued dividends into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of August 31, 2013, is convertible into approximately 4,451,189 shares of common stock.

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

On January 31, 2011, the Company issued 1,216,667 shares of its common stock to the holders of the $3,650 of convertible notes for a price equal to $3.00 per share upon conversion of the convertible notes.

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

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to the KGC Companies or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares into escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued. In addition, on January 20, 2010 and January 22, 2010, the Company issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expire on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of August 31, 2013, API is obligated to issue a remaining approximately 580,553 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 539,284 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

The Company issued 15,000 and 1,340,477 options and RSUs during nine months ended August 31, 2013 and the year ended November 30, 2012, respectively (Note 14). These option grants were valued using the Black-Scholes option-pricing model.

14. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,178,127 shares are available for issuance pursuant to options, RSUs, or stock as of August 31, 2013. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2013, there was $665 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2013 to 2016.

During the nine months ended August 31, 2013 and August 31, 2012, $791 and $1,934, respectively, has been recognized as share-based compensation expense in cost of revenues, general and administrative expense, selling expense, and research and development expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	August 31, 2013	August 31, 2012
Expected volatility	81.9%	89.5%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	0.85%	0.91%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—November 30, 2011	1,919,591	$5.72
Less forfeited	(526,985)	$5.02
Exercised	—	$—
Issued	1,025,000	$3.51

Stock Options outstanding—November 30, 2012	2,417,606	$5.06
Less forfeited	(526,786)	$5.38
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—August 31, 2013	1,890,820	$4.75

Stock Options exercisable—August 31, 2013	1,249,894	$5.51

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—November 30, 2011	51,000	$6.43
Issued	315,477	$3.61
Exercised—Stock issued	(227,477)	$3.56

RSUs outstanding—November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised—Stock issued	(72,333)	$4.94

RSUs outstanding—August 31, 2013	81,667	$3.72

RSUs exercisable—August 31, 2013	—	$—

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2013	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at August 31, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	893,333	$3.19	8.49	$224	273,317	$3.51	$—
$3.56 – $ 4.99	27,084	$3.56	7.14	$—	10,834	$3.56	$—
$5.00 – $ 6.99	1,034,984	$6.01	7.01	$—	948,657	$6.00	$—
$7.00 – $ 20.00	17, 086	$11.85	4.23	$—	17,086	$11.85	$—

	1,972,487		7.66	$224	1,249,894		$—

The intrinsic value is calculated as the excess of the market value as of August 31, 2013 over the exercise price of the shares. The market value as of August 31, 2013 was $2.74 as reported by the NASDAQ Stock Market.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Nine months ended
	August 31, 2013	August 31, 2012
Supplemental Cash Flow Information
Cash paid for income taxes	$1,348	$74
Cash paid for interest	$10,974	$11,555

16. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended		Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Weighted average shares-basic	55,424,157	55,365,978	55,398,833	55,296,470
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	55,424,157	55,365,978	55,398,833	55,296,470

Basic EPS and diluted EPS for the three months and nine months ended August 31, 2013 and August 31, 2012 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,972,488 incremental shares, and 892,862 warrants have been excluded from the three and nine months ended August 31, 2013 computation of diluted EPS as none are exercisable and in-the-money. Outstanding options and RSUs aggregating 2,843,765 incremental shares, and 955,362 warrants have been excluded from the three and nine months ended August 31, 2012 computations of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

17. COMMITMENTS AND CONTINGENCIES

a)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and the API Pennsylvania Subsidiaries in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

b)	The Aster Group filed a lawsuit on November 24, 2010 against Spectrum, in Worcester Superior Court. The lawsuit arose out of a lease between Aster as landlord and Spectrum as tenant for a commercial property located at 165 Cedar Hill Street in Marlborough Massachusetts (the “Property”). This claim was settled on March 19, 2013.

c)	The Company did not file its July 31, 2011 U.S. tax return timely and filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. A favorable ruling from the IRS was received during the fiscal quarter ended May 31, 2013, which allows the Company to file consolidated U.S. tax returns.

d)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has recorded an accrual of approximately $49 relating to its outstanding legal matters as of August 31, 2013 (November 30, 2012—$1,076). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

18. INCOME TAXES

For the three and nine month periods ended August 31, 2013 , the Company’s effective income tax rates from continuing operations were 212.2% and 15.5%, respectively, and 2.2% and 3.5% for the three and nine month periods ended August 31, 2012, respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of August 31, 2013 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses, the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets, the federal and state benefit of current losses from continuing operations, and the income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the nine months ended August 31, 2013, the Company recorded valuation allowances on deferred tax assets relating to current year losses. The difference between the effective tax rate and U.S. statutory tax as of August 31, 2012 is primarily due to the release of reserves on uncertain tax positions and adjustments for previously recorded accruals.

As of August 31, 2013, the Company has no significant unrecognized tax benefits.

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

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529

EMS Restructuring (in thousands)
Cash payments	(591)
Non-cash charges	(8,628)

Balance – Lease impairment accrual, November 30, 2012	$3,310

Balance – Lease impairment accrual, August 31, 2013	$3,021

During the three months ended August 31, 2013, the Company incurred additional non-EMS restructuring charges of $136 primarily related to severance and legal costs.

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

Three months ended August 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$45,653	$3,712	$13,265	$—	$—	$62,630

Total revenue	45,653	3,712	13,265		—	62,630

Operating income before expenses below:	8,071	696	440	—	—	9,207
Corporate—head office expenses	—	—	—	2,263	—	2,263
Acquisition related charges	30	—	10	(151)	—	(111)
Restructuring	67	(6)	57	18	—	136
Depreciation and amortization	2,907	94	1,522	82	—	4,605
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	75	(44)	48	3,717	—	3,796
Income tax expense (benefit)	(3,304)	46	—	114	—	(3,144)

Income (loss) from continuing operations	$8,296	$606	$(1,197)	$(6,043)	$—	$1,662
Income from discontinued operations, net of tax	5,305	—	—	—	—	5,305

Net income (loss)	$13,601	$606	$(1,197)	$(6,043)	$—	$6,967

Segment assets—as at August 31, 2013	$251,561	$14,109	$43,355	$11,049	$—	$320,074
Goodwill included in assets—as at August 31, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, three months ended August 31, 2013	$876	$10	$68	$4	$—	$958

Three months ended August 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$41,127	$4,651	$12,981	$—	$—	$58,759

Total revenue	41,127	4,651	12,981	—	—	58,759

Operating income (loss) before expenses below:	7,193	701	(404)	—	—	7,490
Corporate—head office expenses	—	—	—	1,800	—	1,800
Acquisition related charges	355	—	—	420	—	775
Restructuring	1,689	255	224	55	—	2,223
Depreciation and amortization	2,950	90	733	71	—	3,844
Goodwill impairment	20,387	—	108	—	—	20,495
Other expense (income)	13	(34)	(405)	4,921	—	4,495
Income tax expense (benefit)	(50)	173	—	(702)	—	(579)

Income (loss) from continuing operations	(18,151)	217	(1,064)	(6,565)	—	(25,563)
Income from discontinued operations, net of tax	(2,103)	—	—	—	—	(2,103)

Net income (loss)	$(20,254)	$217	$(1,064)	$(6,565)	$—	$(27,666)

Segment assets—as at November 30, 2012	$317,791	$13,496	$52,589	$8,839	$—	$392,715
Goodwill included in assets—as at November 30, 2012	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, three months ended August 31, 2012	$127	$—	$—	$—	$—	$127

Nine months ended August 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$128,112	$12,689	$44,362	$—	$—	$185,163

Total revenue	128,112	12,689	44,362		—	185,163

Operating income before expenses below:	19,144	2,861	1,803	—	—	23,808
Corporate—head office expenses	—	—	—	6,610	—	6,610
Acquisition related charges	103	—	22	852	—	977
Restructuring	532	75	109	150	—	866
Depreciation and amortization	8,695	286	3,997	247	—	13,225
Goodwill impairment	—	—	—	—	—	—
Other expense (income)	59	7	152	23,298	—	23,516
Income tax expense (benefit)	(5,875)	225	—	2,334	—	(3,316)

Income (loss) from continuing operations	$15,630	$2,268	$(2,477)	$(33,491)	$—	$(18,070)
Income (loss) from discontinued operations, net of tax	18,085	—	—	—	—	18,085

Net Income (loss)	$33,715	$2,268	$(2,477)	$(33,491)	$—	$15

Purchase of fixed assets nine months ended August 31, 2013	$1,685	$33	$362	$4	$—	$2,084

Nine months ended August 31, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$121,241	$19,131	$48,642	$—	$—	$189,014

Total revenue	121,241	19,131	48,642		—	189,014

Operating income before expenses below:	22,957	4,016	244	—	—	27,217
Corporate—head office expenses	—	—	—	6,374	—	6,374
Acquisition related charges	809	—	—	2,635	—	3,444
Restructuring	2,066	312	11,205	163	—	13,746
Depreciation and amortization	9,072	271	2,955	158	—	12,456
Goodwill impairment	20,387	—	87,108	—	—	107,495
Other expense (income)	(64)	35	(26)	24,498	—	24,443
Income tax expense (benefit)	(1,296)	598	—	(4,187)	—	(4,885)

Income (loss) from continuing operations	$(8,017)	$2,800	$(100,998)	$(29,641)	$—	$(135,856)
Income (loss) from discontinued operations, net of tax	(544)	—	—	—	—	(544)

Net income (loss)	$(8,561)	$2,800	$(100,998)	$(29,641)	$—	$(136,400)

Purchase of fixed assets, nine months ended August 31, 2012	$697	$1	$101	$—	$—	$799

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 9, 2013, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

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

As discussed below, we sold Databus and Sensors. The results of Databus and Sensors are presented as discontinued operations for all periods presented.

Business Overview of API Technologies Corp.

General

We design, develop and manufacture electronic systems, subsystems, RF/Microwave, Power, and secure solutions for technically demanding defense, aerospace and commercial applications. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico. Our defense customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise. Our commercial customers, who represent the commercial, aerospace, space, industrial, and medical communities, leverage our products, engineering, and manufacturing capabilities to address high-reliability requirements.

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

On April 17, 2013 we sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51.4 million. Of this amount, $1.5 million was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc (“Spectrum”)., a wholly owned subsidiary of API.

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

Since 2010, we have implemented a number of cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. In May 2012 we initiated the restructuring of our EMS operations, and during the nine months ended August 31, 2013 we continued to implement cost reductions. We expect to continue to rationalize our cost structure over the next several quarters.

Recent Developments

On July 5, 2013, we entered into an asset purchase agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which the Company sold to the Purchaser certain assets comprising our data bus business (“Databus”), including substantially all of the assets of our wholly owned subsidiary, National Hybrid, Inc., a New York corporation. The Purchaser paid gross proceeds of approximately $32.2 million in cash for the assets, of which $28.8 million of the proceeds from such sale were used to repay certain of the Company’s outstanding debt.

Operating Revenues

We derive operating revenues from our three principal business segments: SSC; EMS; and SSIA. The acquisitions of C-MAC on March 22, 2012, Spectrum on June 1, 2011 and the asset acquisitions of RTIE on March 19, 2012 and CMT on November 29, 2011 significantly expanded our SSC segment revenues. The operations of SenDEC and the KGC Companies are now substantially reflected in our EMS segment (previously reported as part of the SSC segment). The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our SSIA segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world.

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

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation products and services, ruggedized computers and peripherals, secure access and information assurance products. The principal market for these products are the government agencies of the United States, Canada and the United Kingdom and other NATO and European Union countries, Fortune 500 companies and telecommunication service providers.

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

Backlog

Our sales backlog at August 31, 2013 was approximately $135.8 million compared to approximately $139.0 million at November 30, 2012. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	August 31, 2013	November 30, 2012	% Change
Backlog by segments (from continuing operations):
SSC	$99,904	$99,246	0.7%
EMS	26,407	36,654	-27.9%
SSIA	9,499	3,067	209.7%

	$135,810	$138,967	-2.3%

The decrease at August 31, 2013 compared to November 30, 2012 was primarily related to our EMS segment as a result of higher EMS revenues and lower bookings in the nine months ended August 31, 2013, following a high level of EMS bookings in the quarter ended November 30, 2012, partially offset by increased SSIA bookings in the quarter ended August 31, 2013.

Results of Operations for the Three Months Ended August 31, 2013 and 2012

The following discussion of results of operations is a comparison of our three months ended August 31, 2013 and 2012.

Operating Revenue

	(dollar amounts in thousands) Three months ended August 31
	2013	2012	% Change
Revenues by segments (from continuing operations):
SSC	$45,653	$41,127	11.0%
EMS	13,265	12,981	2.2%
SSIA	3,712	4,651	(20.2)%

	$62,630	$58,759	6.6%

We recorded a 6.6% increase in overall revenues for the three months ended August 31, 2013 over the same period in 2012. The increase is mainly attributed to the increase in revenues in our SSC and EMS segments. The increase in our SSC segment revenues resulted primarily from higher revenues to the defense end market. During the three months ended August 31, 2013, the decrease in the SSIA segment revenues results primarily from lower revenue generated by our operations in the U.K. and Canada as a result of the completion of one U.K. program with a new customer in the third fiscal quarter of 2012, and in Canada from lower revenue from several existing customers.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended August 31
	2013	2012
Gross margin by segments (from continuing operations):
SSC	28.6%	28.4%
EMS	4.9%	(2.7)%
SSIA	34.6%	33.3%
Overall	23.9%	21.9%

Our combined gross margin for the three months ended August 31, 2013 increased by approximately 2.0 percentage points compared to the three months ended August 31, 2012. Gross margin varies from period to period and can be affected by a number of factors, including material costs, product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended August 31, 2013 from 78.1% to 76.1% compared to the same period last year. The SSC segment cost of revenues remained consistent with the same period in 2012. The EMS segment cost of revenues for the three months ended August 31, 2013 decreased by 7.6 percentage points compared with the same period in 2012, primarily as a result of restructuring charges taken in the prior year related to the EMS restructuring. The SSIA segment realized a decrease in cost of revenues of 1.3 percentage points mainly as a result of lower revenues attributable to a U.K. program completed in the third quarter of 2012 that consisted of products with higher cost of revenues. Combined restructuring costs recorded in the three months ended August 31, 2013 were approximately $0.0 million compared to approximately $1.7 million in the comparable period of 2012 related to the EMS restructuring.

General and Administrative Expenses

General and administrative expenses from continuing operations increased by approximately $0.3 million to $6.9 million for the three months ended August 31, 2013 from $6.6 million for the three months ended August 31, 2012. The increase is primarily a result of an increase in amortization of intangible assets and higher accounting and legal services in the quarter. As a percentage of sales, general and administrative expenses were 11.0% for the three months ended August 31, 2013, compared to 11.3% for the three months ended August 31, 2012.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31
	2013	% of sales	2012	% of sales
Depreciation and Amortization	$2,652	4.2%	$1,917	3.3%
Accounting and Administration	$1,346	2.1%	$1,302	2.2%
Stock based compensation	$191	0.3%	$409	0.7%
Professional Services	$785	1.3%	$186	0.3%

Selling Expenses

Selling expenses from continuing operations decreased to approximately $3.5 million for the three months ended August 31, 2013 from approximately $3.6 million for the three months ended August 31, 2012. The decrease was largely due to a reduction in the mix of products sold that were subject to commissions. As a percentage of sales, selling expenses were 5.6% for the three months ended August 31, 2013, compared to 6.1% for the three months ended August 31, 2012.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31
	2013	% of sales	2012	% of sales
Payroll Expense – Sales	$1,931	3.1%	$1,764	3.0%
Commissions	$1,042	1.7%	$1,121	1.9%
Advertising	$224	0.4%	$132	0.2%

Research and Development Expenses

Research and development costs from continuing operations decreased to approximately $2.2 million for the three months ended August 31, 2013 compared to approximately $2.5 million for the three months ended August 31, 2012. The decrease was largely due to cost reductions following restructuring initiatives. As a percentage of sales, research and development expenses were 3.6% for the three months ended August 31, 2013, compared to 4.3% for the three months ended August 31, 2012.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the three months ended August 31, 2013, business acquisition charges of approximately ($0.1) million primarily related to actual costs being lower than previously estimated related to the sale of the Sensors operations, compared to approximately $0.8 million for the three months ended August 31, 2012, which primarily related to the C-MAC and RTIE acquisitions.

Operating Income

We recorded operating income from continuing operations for the three months ended August 31, 2013 of approximately $2.3 million compared to operating loss of approximately $1.2 million for the three months ended August 31, 2012. The increase in operating income of approximately $3.5 million is primarily attributed to lower restructuring and acquisition costs, primarily related to the C-MAC acquisition and EMS restructuring in the quarter ended August 31, 2012.

Other Expenses (Income)

Total other expense for the three months ended August 31, 2013 amounted to approximately $3.8 million, compared to other expense of $25.0 million for the three months ended August 31, 2012. The decrease in other expense in the three month period ended August 31, 2013, compared to the comparable period in 2012 is largely attributable to the write-down of $20.5 million of goodwill related to our EMS segment and higher interest expense in the prior year due to higher debt levels.

Income Taxes

Income taxes from continuing operations amounted to a net benefit of approximately $3.1 million for the three months ended August 31, 2013 compared to a net benefit of $0.6 million in the three months ended August 31, 2012. The benefit during the three months ended August 31, 2013, is primarily due to the federal and state benefit on losses from continuing operations and foreign and state taxes incurred during the period. The current provision is greater than the statutory tax rate primarily due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Income From Discontinued Operations

We recorded income from discontinued operations of approximately $5.3 million for the quarter ended August 31, 2013, compared to a loss from discontinued operations of approximately $2.1 million in the same period of fiscal 2012. This income is attributable to the operations of and the gain on the sale of our Databus operations. During the three months ended August 31, 2013 we recorded a gain on the sale of Databus of approximately $10.0 million. During the three months ended August 31, 2012, we recorded a goodwill impairment of approximately $3.8 million attributable to Sensors’ operations, partially offset by the operations of Sensors.

Net Income (Loss)

We recorded net income for the three months ended August 31, 2013 of approximately $7.0 million, compared to a net loss of approximately $27.7 million for the three months ended August 31, 2012. The increase in net income is largely due to the net gain on the sale of discontinued operations of approximately $10.0 million in the quarter ended August 31, 2013, lower expenses including restructuring and acquisition related costs of approximately $2.7 million in the quarter ended August 31, 2013 compared to the same period in 2012, and the write-down of $20.5 million of goodwill related to our EMS segment and higher interest costs during the quarter ended August 31, 2012.

Results of Operations for the Nine Months Ended August 31, 2013 and 2012

The following discussion of results of operations is a comparison of our nine months ended August 31, 2013 and 2012.

Operating Revenue

	(dollar amounts in thousands) Nine months ended August 31
	2013	2012	% Change
Revenues by segments (from continuing operations):
SSC	$128,112	$121,241	5.7%
EMS	44,362	48,642	(8.8)%
SSIA	12,689	19,131	(33.7)%

	$185,163	$189,014	(2.0)%

We recorded a 2.0% decrease in overall revenues for the nine months ended August 31, 2013 over the same period in 2012. The decrease is mainly attributed to the decrease in revenues in our EMS and SSIA segments. During the nine months ended August 31, 2013, the decrease in the SSIA segment revenues results primarily from lower revenue generated by our operations in the U.K. and Canada as a result of the completion of one U.K. program in the third fiscal quarter of 2012 and in Canada from lower revenue from several existing customers. The decrease in our EMS segment revenues resulted primarily from lower revenues to the defense end market.

Operating Expenses

Cost of Revenue and Gross Margin

	Nine months ended August 31
	2013	2012
Gross margin by segments (from continuing operations):
SSC	26.5%	30.0%
EMS	7.1%	(15.5)%
SSIA	36.1%	36.1%
Overall	22.5%	18.9%

Our combined gross margin for the nine months ended August 31, 2013 increased by approximately 3.6 percentage points compared to the nine months ended August 31, 2012. Gross margin varies from period to period and can be affected by a number of factors, including material costs, product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the nine months ended August 31, 2013 from 81.1% to 77.5% compared to the same period last year. The SSC segment cost of revenues increased by 3.5 percentage points compared to the same period in 2012, primarily due to the impact of a change in product mix in the nine months ended August 31, 2013, as we shipped products on certain programs with higher costs of revenues. The EMS segment cost of revenues for the nine months ended August 31, 2013 decreased by 22.6 percentage points compared with the same period in 2012 primarily as a result of restructuring charges taken in the prior year related to the EMS restructuring. The SSIA segment cost of revenues for the nine months ended August 31, 2013 remained consistent with the comparable period of fiscal 2012. Combined restructuring costs recorded in the nine months ended August 31, 2013 were approximately $0.2 million compared to approximately $9.0 million in the comparable period of 2012, primarily related to the EMS restructuring.

General and Administrative Expenses

General and administrative expenses from continuing operations increased to approximately $19.7 million for the nine months ended August 31, 2013 from $18.3 million for the nine months ended August 31, 2012. The increase is primarily a result of the addition of C-MAC, including the amortization of intangibles, for the full nine month period compared to March to August 2012 in the comparable period of fiscal 2012, which increased general and administrative expenses by approximately $1.2 million, partially offset by cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.6% for the nine months ended August 31, 2013, compared to 9.7% for the nine months ended August 31, 2012.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31
	2013	% of sales	2012	% of sales
Depreciation and Amortization	$7,949	4.3%	$6,873	3.6%
Accounting and Administration	$4,176	2.3%	$3,738	2.0%
Stock based compensation	$791	0.4%	$1,769	0.9%
Professional Services	$1,939	1.0%	$1,617	0.9%

Selling Expenses

Selling expenses from continuing operations increased to approximately $11.3 million for the nine months ended August 31, 2013 from approximately $10.8 million for the nine months ended August 31, 2012. The increase was primarily a result of the addition of C-MAC for the full nine month period compared to March to August 2012 in the comparable period of fiscal 2012, which increased selling expenses by approximately $0.2 million, and the mix of sales to more products that are subject to commissions. As a percentage of sales, selling expenses were 6.1% for the nine months ended August 31, 2013, compared to 5.7% for the nine months ended August 31, 2012.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31
	2013	% of sales	2012	% of sales
Payroll Expense – Sales	$5,991	3.2%	$5,491	2.9%
Commissions	$3,509	1.9%	$3,258	1.7%
Advertising	$810	0.4%	$446	0.2%

Research and Development Expenses

Research and development costs from continuing operations decreased to approximately $6.9 million for the nine months ended August 31, 2013 compared to approximately $7.3 million for the nine months ended August 31, 2012. The decrease was largely due to cost reductions following restructuring initiatives. As a percentage of sales, research and development expenses were 3.7% for the nine months ended August 31, 2013 and 3.9% for the nine months ended August 31, 2012.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the nine months ended August 31, 2013, business acquisition charges of approximately $1.0 million primarily related to the sale of the Databus and Sensors operations compared to approximately $3.4 million for the nine months ended August 31, 2012, which primarily related to the C-MAC and RTIE acquisitions.

Operating Income

We recorded operating income from continuing operations for the nine months ended August 31, 2013 of approximately $2.1 million compared to an operating loss of approximately $8.8 million for the nine months ended August 31, 2012. The increase in operating income of approximately $10.9 million is primarily attributed to lower restructuring and acquisition costs, primarily related to the C-MAC acquisition and EMS restructuring in the nine months ended August 31, 2012, partially offset by lower contribution margin due to lower revenues and higher amortization of intangible assets following the C-MAC acquisition.

Other Expenses (Income)

Total other expense for the nine months ended August 31, 2013 amounted to approximately $23.5 million, compared to other expense of $131.9 million for the nine months ended August 31, 2012. The decrease in other expense in the nine month period ended August 31, 2013, compared to the comparable period in 2012 is largely attributable to the write-down of $107.5 million of goodwill related to our EMS segment and approximately $12.6 million of discounts related to the convertible subordinated note that converted to shares of Series A Preferred Stock during the quarter ended August 31, 2012 (the “Note”), partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition and the write-down of discounts and deferred financing costs of $10.3 million in the nine months ended August 31, 2013.

Income Taxes

Income taxes from continuing operations amounted to a net benefit of approximately $3.3 million for the nine months ended August 31, 2013 compared to a net benefit of $4.9 million in the nine months ended August 31, 2012. The benefit during the nine months ended August 31, 2013, is primarily due to the federal and state benefit on losses from continuing operations and the tax amortization of indefinite lived intangibles, alternative minimum tax and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

Income From Discontinued Operations

We recorded income from discontinued operations of approximately $18.1 million for the nine months ended August 31, 2013, compared to a loss from discontinued operations of approximately $0.5 million in the same period of fiscal 2012. This increase in income is attributable to the operations of and the gain on the sales of our Databus assets and Sensors operations. During the nine months ended August 31, 2013 we recorded gains on the sales of Databus and Sensors of approximately $10.0 million and $11.8 million, respectively.

Net Loss

We recorded net income for the nine months ended August 31, 2013 of approximately $0.0 million, compared to a net loss of approximately $136.4 million for the nine months ended August 31, 2012. The decrease in net loss is largely due to the write-down of $107.5 million of goodwill related to our EMS segment in the nine months ended August 31, 2012, the gains on the sale of discontinued operations of approximately $21.9 million in the nine months ended August 31, 2013, and lower expenses including restructuring and acquisition related costs of approximately $15.0 million and a lower write-down of approximately $2.4 million of discounts and deferred financing costs during the nine months ended August 31, 2013, compared to the nine months ended August 31, 2012, partially offset by lower contribution margin due to lower revenues in the nine months ended August 31, 2013.

Liquidity and Capital Resources

Overview and Summary

Our sources of capital include cash flows from operations, available credit facilities and the issuance of equity securities.

At August 31, 2013, we held cash and cash equivalents of approximately $12.5 million compared to $20.5 million at November 30, 2012. We believe that (i) our available cash and cash equivalents, (ii) funds available under our Revolving Loan Agreement as described below, and (iii) future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayments, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

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

As of August 31, 2013, $87.9 million was outstanding under the Term Loan Agreement and approximately $27.8 million was outstanding under the Revolving Loan Agreement. As of August 31, 2013, we had $11.8 million available for future borrowings under the Revolving Loan Agreement.

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

As at August 31, 2013, the Company was in compliance with its financial covenants under the Term Loan Agreement.

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

As at August 31, 2013, the Company was in compliance with its financial covenants under the Revolving Loan Agreement.

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

Nine Months Ended August 31, 2013 Compared to August 31, 2012

Cash used by continuing operating activities of approximately $6.8 million for the nine months ended August 31, 2013 (“Q3 YTD FY2013”) was higher than cash used by continuing operations of approximately $2.1 million for the nine months ended August 31, 2012 (“Q3 YTD FY2012”). The increase in cash used by operating activities resulted primarily from an increase in the net cash used by changes in operating assets and liabilities during Q3 YTD FY2013, which was primarily related to changes in inventory, accounts payable and accounts receivable.

Cash generated by investing activities for the nine months ended August 31, 2013 was approximately $77.3 million, which consisted primarily of the net proceeds of $31.4 million for the sale of the Databus assets, $49.1 million for the sale of the Sensors operations and $0.8 million net proceeds for the sale of certain land and a building in Palm Bay, Florida, and net proceeds of $0.1 million from a negotiated reduction in the final payment made in the quarter for the CMT acquisition that was previously held as restricted cash, partially offset by the acquisition of fixed and intangibles assets and restricted cash of $1.5 million related to the sale of Sensors. Cash used by investing activities for the nine months ended August 31, 2012 was approximately $30.5 million, which consisted of approximately $29.0 million used for the purchase of C-MAC and RTIE and $1.9 million from the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building, which was a part of the Sensors operations.

Cash used by financing activities for the nine months ended August 31, 2013 totaled approximately $80.7 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Credit Agreement using the majority of the proceeds from the sale of Databus and Sensors, and the Lockman Electronic Holdings Limited loan, partially offset by net proceeds associated with the loans under the Term Loan Agreement and the Revolving Loan Agreement. Cash generated by financing activities for the nine months ended August 31, 2012 totaled approximately $27.6 million, and resulted from the net proceeds associated with term loans under the Credit Agreement and the Note, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement.

Contractual Obligations

Future cash payments required under debt arrangements, operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, and capital leases as of August 31, 2013 are summarized in the following table.

	Payments Due by Period (dollar amounts in thousands)
	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Operating lease obligations (a)	$15,936	$1,035	$3,720	$2,742	$2,387	$2,196	$3,856
Long-term debt obligations (b)	117,557	1,619	5,052	7,177	9,441	9,057	85,211
Estimated interest payments	45,315	7,912	10,112	9,448	8,536	7,536	1,771
Asset retirement obligations (c)	1,056	—	—	—	—	—	1,056
Other contractual obligations (d)	37,167	—	—	—	—	—	37,167

Total	$217,031	$10,566	$18,884	$19,367	$20,364	$18,789	$129,061

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

Off-Balance Sheet Arrangements

During the year ended November 30, 2012 and the nine months ended August 31, 2013, the Company did not have any off-balance sheet arrangements.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

API TECHNOLOGIES CORP.

Date: October 9, 2013	By:	/S/ PHIL REHKEMPER
Phil Rehkemper
Chief Financial Officer (Duly Authorized Officer)