Form 10-K
period 2013-11-30
API Technologies Corp.
filed 2014-02-12
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2013

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,660,408. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 3, 2014, the Company had 54,846,135 shares of common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended November 30, 2013 are incorporated by reference into Part III.

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

Overview of the Company

API Technologies Corp. (“we,” “us,” “our,” the “Company,” or “API”) through its three business segments—Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA)—designs, develops and manufactures systems, subsystems, modules, and components for RF/microwave, millimeter wave, electromagnetic, power, and security applications, as well as provides electronics manufacturing for technically demanding, high-reliability applications. Solutions areas include Systems, Subsystems and Components (including RF/microwave and microelectronics products, electromagnetics, power and systems solutions products), Secure Systems and Information Assurance (including TEMPEST and emanation security, rugged communications products, encryption, and secure networking products), and Electronics Manufacturing Services (EMS), which involves the production of circuit card assemblies, electromechanical assemblies, and box builds.

We own and operate several state-of-the-art manufacturing facilities throughout North America, the United Kingdom, Mexico and China. Our products are used by global defense, industrial, and commercial customers in the areas of commercial aerospace, communications, medical, oil and gas, electronic warfare, unmanned systems, C4ISR, missile defense, harsh environments, satellites and space, as well as by government agencies, including the governments of the United States, Canada, the United Kingdom, and other U.S. friendly, many of which outsource part of their defense subcontracting requirements to us as a result of the combination of our design, development and manufacturing expertise.

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

On June 3, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The Company believes that this change in fiscal year better aligns its financial planning and reporting cycles with the seasonality of its business. This Report on Form 10-K reports our financial results for the twelve month period ended November 30, 2013 (our second full fiscal year since the fiscal year-end change), which we refer to as fiscal 2013. We filed a Transition Report on Form 10-K for the six month period of June 1, 2011 through November 30, 2011, which we refer to as the “transition period.” References to fiscal 2011 in this report refer to the fiscal years ended May 31, 2011.

Recent Developments

Subsequent to fiscal 2013, we completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a purchase price of approximately $15.5 million and will lease the property from the buyer for approximately $1.3 million per year, subject to annual adjustments. We used $14.2 million of the proceeds of the Sale/Leaseback to prepay a portion of our outstanding term loan indebtedness.

During fiscal 2013, we completed the following transactions:

On July 5, 2013, we entered into an agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which we sold to the Purchaser certain assets comprising the Company’s data bus business (“Data Bus”) in the U.S. and the U.K., including substantially all of the assets of the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation (the “Asset Sale”). The Purchaser paid us approximately $32.2 million in cash for the assets, after certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions. Substantially all of the proceeds from the Asset Sale were used to prepay certain of our outstanding debt.

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

On February 6, 2013, we refinanced substantially all of our indebtedness. We entered into (i) a Credit Agreement (the “Term Loan Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto and Guggenheim Corporate Funding, LLC, as administrative agent, that provides for a $165.0 million term loan facility; and (ii) a Credit Agreement (the “Revolving Loan Agreement”), by and among the Company and certain of its U.S. subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and U.K. security trustee, that provides for a $50.0 million revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for a revolving borrowing base credit facility that is available to certain of the Company’s United Kingdom subsidiaries, a $10.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swingline loans. The proceeds of both loan facilities were used to refinance and pay in full the Company’s existing credit facility by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, to payoff the term loan facility with Lockman Electronics Holdings Limited, and to pay fees, costs and expenses associated with the refinancing.

During fiscal 2012, we completed the following transactions:

Purchase of C-MAC—On March 22, 2012, we, through our subsidiary API Technologies (UK) Limited (“API UK”), acquired the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”) for a total purchase price of £21.0 million (approximately $33.0 million), including the assumption of C-MAC’s loan facility. C-MAC is a leading provider of high-reliability R/F Microwave, and other electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors.

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

Purchase of Spectrum—On June 1, 2011, we completed the acquisition of Spectrum Control, Inc., which we refer to as Spectrum (“the Spectrum Merger”), as provided for in the Agreement and Plan of Merger (the “Spectrum Agreement”), entered into on March 28, 2011 by API, Spectrum, and Erie Merger Corp., a wholly owned subsidiary of API. Spectrum is a leading designer and manufacturer of high performance electronics and electromagnetic custom and standard solutions for the defense, aerospace, industrial, and medical industries headquartered in Fairview, Pennsylvania. Pursuant to the Spectrum Agreement, each share of common shares of Spectrum was converted into the right to receive $20.00 in cash, without interest. The total transaction value was approximately $273.3 million, including the value of stock options cashed-out as a result of the Spectrum Merger.

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

API on June 27, 2011 also completed a private placement of approximately $31.0 million of common shares at a price of $6.50 per share, the proceeds of which were used to finance the closing of the Spectrum acquisition.

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

The SenDEC Merger closed on January 21, 2011, immediately after the January 21, 2011 closing of the acquisition by Vintage of SenDEC, pursuant to the Agreement and Plan of Merger, entered into on January 9, 2011 and amended on January 19, 2011 (the “First Merger Agreement”) among Vintage, SenDEC, and South Albany Acquisition Corp., and Kenton W. Fiske, as Stockholder Representative, (the “First Merger”). API succeeded to the rights, and assumed the obligations, of Vintage under the First Merger Agreement, including without limitation, the obligation to pay former SenDEC shareholders up to $14.0 million in earn-out payments, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC (the “Earn-Out Payment”). The first installment is based on financial results for the trailing twelve months ending July 31, 2012. The fair value of this obligation was initially estimated to be $2.2 million and was previously recorded in Accounts payable and accrued expenses. During the quarter ended May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company reduced the fair value of this obligation to $nil. In addition to the Earn-Out Payment, under the First Merger Agreement, the Company has the obligation to pay the former shareholders of SenDEC an amount relating to certain tax benefits realized by SenDEC relating to the payment of certain bonuses and the conversion of SenDEC’s options in connection with the First Merger. In addition, certain SenDEC employees will be eligible for a bonus under a management bonus plan of up to $11.0 million, potentially payable in three installments through July 31, 2013, based on achievement of certain financial milestones of SenDEC. The first installment is based on financial results for the trailing twelve months ending July 31, 2012. As of November 30, 2013 no amount has been recorded related to this bonus plan.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing differentiated technology products that create value for our customers with high-reliability application requirements. Our strategy involves a balanced combination of organic growth and select strategic acquisitions and targeted divestitures, enabling us to grow and shape the Company and dynamically adapt to changing customer requirements and end markets, while creating shareholder value. We intend to maintain and expand our position as a leading supplier of high reliability RF/Microwave, Power, and Security solutions to the defense, aerospace, industrial, satellite, and commercial end markets.

Our strategies to achieve our objectives include:

•

Leveraging Existing Customer Relationships and Our Status as a Strategic Supplier to our OEM Customers. We intend to leverage our relationships with our Tier 1 and government customers by continuing our superior performance on existing contracts and actively working with them on new contracts. Our experience has shown that strong performance on existing contracts enhances our ability to obtain additional business with our existing customer base. Our status as a strategic supplier, with many decades of successful heritage, to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over many of our competitors. We use our position as an incumbent strategic supplier to these OEM customers to shorten design-in cycles and reduce cost of new product introduction.

•

Leverage Intellectual Property and New Product Introductions to Expand Customer Reach. We believe through our acquisitions of Spectrum Control, C-MAC, CMT, and RTIE, we have amassed significant body of intellectual property that may be channeled into the development and launch of new products. By leveraging our current market position and existing customer relationships, we are able to win adjacent, higher margin, highly engineered products to a global customer audience.

•

Grow Sales Organically. We intend to maintain and expand our position as a subcontractor to prime military contractors for military products, systems, subsystems to the DoD, other U.S. Government agencies, NATO, allied foreign governments, as well as with commercial and industrial customers, both domestic and international. Through our domestic and international sales and marketing efforts, we continuously seek to develop and expand our advanced systems product offerings and leverage our core competencies in design, manufacturing and assembly to become a diversified provider of high-reliability solutions.

•

Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract and overhead costs, including general and administrative costs, as well as real estate. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, including our manufacturing centers in Mexico and China. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales and effectively compete in a global marketplace.

•

Align Research & Development with Customer Priorities. We intend to continue to align our products, internal investments in research and development and business development activities to proactively address customer priorities and requirements. We also intend to grow our sales through the introduction of new products and continued increased collaboration among our businesses to offer the best quality and competitive solutions to our customers.

•

Capitalize on and React Quickly To Evolving Defense Requirements. In addition to being well positioned for conventional warfare roles, we intend to continue to adapt existing technologies and products, such as thermal imaging, unmanned systems, counter-IED RF jamming devices, electronic surveillance, communication systems, and cybersecurity to address evolving military requirements, including advanced electronics, rapid deployment, system interoperability, missile defense, terrorism and homeland security containment and response and asymmetric warfare.

•

Capitalize on the Emphasis on Modernization, Communication and Interoperability. In recent years global government budgets, including the DoD budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision -guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. The emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the Common Operating Picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will be relatively strong, in comparison to other segments of the defense market. We believe our Systems, Subsystems & Components segment, which manufactures components for these items, is well positioned to benefit from the expected focus in those areas. With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention planning, and non-security operations. It will also be our continued strategy to consider additional acquisition activity as a way to rapidly expand our capabilities in these areas and to further enhance our organic growth.

•

Target High Growth Industrial and Commercial Sectors. We intend to actively pursue opportunities in adjacent, high-growth industrial and commercial market sectors that require high-reliability electronics. These sectors include commercial aerospace, mobile communications, satellites, and oil and gas. We believe our technology heritage, differentiated high-reliability portfolio of standard and custom products, and industry certifications, positions us well in this market. Furthermore, the high barrier of entry associated with new competitors entering these market sectors offers fertile ground for us to organically grow our industrial and commercial customer base.

•

Pursuing Strategic Acquisitions, Divestitures and Business Combinations. We periodically review and evaluate potential strategic acquisitions, and we may supplement our organic sales growth by selectively acquiring businesses that add new products, technologies, programs and contracts, or provide access to select customers and provide attractive returns on investment. Furthermore, we periodically consider divestiture and business combination opportunities as a potential means to better align our product portfolio to meet current and future market demands, as well as address strategic business needs and provide shareholder value.

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

On November 6, 2006, API changed its name to “API Nanotronics Corp,” and subsequently changed its name to API Technologies Corp. on October 22, 2009.

Operational Restructuring

Commencing in 2010, we began various cost reduction initiatives, including an EMS restructuring that commenced in the third quarter of fiscal 2012, to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. Following the acquisition of Spectrum in June 2011, we implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S. During the year ended November 30, 2012, we also consolidated certain parts of our C-MAC operations.

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

In November 2013, the Company commenced the restructuring of a portion of its Ottawa, Ontario, Canada business (“Ottawa restructuring”) which included the movement of its magnetics operations to its State College, PA and Fairview, PA facilities, in order to improve operating efficiency and ultimately improve profitability. The actions taken as part of the Ottawa restructuring are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Elements of the Ottawa restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, long-term leases and relocation costs. The Ottawa restructuring will be substantially completed by the end of the second quarter of fiscal 2014. As a result of the Ottawa restructuring, we will reduce our SSC workforce by approximately 4%, which represents approximately 3% of our global workforce.

The collective impact of these changes has resulted in a net reduction of approximately $40.6 million in annual costs.

Products

Operating through three principal business segments—Systems, Subsystems & Components, Electronic Manufacturing Services and Secure Systems & Information Assurance—we are positioned as a differentiated solution provider to U.S. & U.S. friendly governments, as well as to the defense, aerospace, industrial, communications, and medical communities.

The Systems, Subsystems & Components segment includes the products of several of our operating subsidiaries, including Spectrum, API Defense Inc., API Defense USA Inc., API Systems Inc., RF2M Microwave Ltd., RF2M Microelectronics Ltd., API Electronics, Inc., TM Systems, Keytronics, Filtran Limited, and CMT. The Electronic Manufacturing Services segment includes the products of our operating subsidiaries API Defense Inc., API Systems Inc. and SenDEC. The Secure Systems & Information Assurance segment includes the products of our operating subsidiaries API Cryptek Inc., Emcon Emanation Control Inc., Secure Systems and Technologies and the ION Networks division.

Our products fall within the following broad categories.

Systems, Subsystems & Components (SSC)

•	RF, Microwave and Millimeter Wave Products

We develop and offer high-performance RF, microwave and millimeter wave solutions for defense, space, commercial and military aircraft, and industrial applications. In addition to offering one of the world’s largest selections of RF and microwave filters for high reliability applications, we specialize in the development of Active Antenna Array Unit (AAAU) subsystems for AESA radar, datalink and satcom applications; high power amplifiers; and custom Integrated Microwave Assemblies (IMAs). Other featured products include components, antennas, single function assemblies, agile frequency sources, transponders and multi-channel Transmit/Receive modules.

•	Microcircuits/Microelectronics

We develop microelectronics products for a broad range of space, defense, commercial, and industrial applications. Products span digital and mixed signal microcircuits, optical data bus products, Multi Chip Modules (MCM), Low Temperature Co-Fired Ceramics (LTCC), power and general purpose hybrids and modules.

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

We develop and offer AC and DC power distribution products, circuit protection systems, power supplies, military power rectifiers, Explosive Ordnance Disposal (EOD) products, along with visual landing aids and glide slope indicators. We also manufacture a range of built to print shipboard and airborne systems solutions for defense customers, spanning power, radar, and communications applications.

The SSC product offerings are sold to defense, commercial, and industrial customers, both domestic and international.

Secure Systems & Information Assurance (SSIA)

We develop and offer various secure network and hardware solutions spanning TEMPEST and Emanation Security, ruggedized systems, secure access, information assurance products, as well as TEMPEST certification. Products are marketed under the EMCON®, SST™, Cryptek™, ION™, and Netgard® brand names. These product offerings are sold to U.S. and international U.S. friendly governments and military organizations and Fortune 500 firms for which security and information assurance is of paramount importance.

Electronic Manufacturing Services (EMS)

We deliver award-winning Electronics Manufacturing Services (EMS) for high-reliability applications to defense, commercial, and medical customers. Offerings span New Product Introductions (NPI) and prototypes, turnkey manufacturing, Printed Circuit Board (PCB) assembly, electro-mechanical assembly, systems integration, test engineering, turnkey box build, and supply chain management.

Financial Information About Segments

Our operations are conducted in three reportable segments: Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA). Prior to the third quarter of fiscal 2012, we reported in two business segments: Systems & Subsystems and Secure Systems & Informational Assurance. Beginning with the quarter ended August 31, 2012, we redefined our reportable operating segments. The Electronic Manufacturing Services business (formerly part of the Systems & Subsystems segment) is reported as a separate segment (EMS), as this more closely aligns with our management organization and strategic direction. We also renamed the Systems & Subsystems segment to Systems, Subsystems & Components (SSC) to more accurately describe the product offering of this segment. There were no changes to the Secure Systems & Information Assurance (SSIA) segment. We have restated the corresponding items of segment information for the prior periods in the following tables.

Year ended November 30, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$170,685	$18,300	$55,315	$—	$—	$244,300

Total revenue	170,685	18,300	55,315	—	—	244,300

Operating income before expenses below:	23,429	4,065	(346)	—	—	27,148
Corporate—head office expenses	—	—	—	8,075	—	8,075
Acquisition related charges	196	—	39	614	—	849
Restructuring	2,046	111	240	220	—	2,617
Depreciation and amortization	11,278	412	5,114	326	—	17,130
Other expense (income)	2,475	70	112	24,557	—	27,214
Income tax expense (benefit)	1,929	581	—	(7,845)	—	(5,335)

Income (loss) from continuing operations	$5,505	$2,891	$(5,851)	$(25,947)	$—	$(23,402)
Income from discontinued operations, net of tax	16,174	—	—	—	—	16,174

Net income (loss)	$21,679	$2,891	$(5,851)	$(25,947)	$—	$(7,228)

Segment assets—as at November 30, 2013	$249,363	$15,068	$34,741	$5,406	$—	$304,578
Goodwill included in assets—as at Nov. 30, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2013	$2,042	$64	$363	$4	$—	$2,473

Year ended November 30, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$160,579	$22,502	$59,300	$—	$—	$242,381

Total revenue	160,579	22,502	59,300	—	—	242,381

Operating income before expenses below:	27,240	4,246	363	—	—	31,849
Corporate—head office expenses	—	—	—	7,739	—	7,739
Acquisition related charges	817	—	—	3,210	—	4,027
Restructuring	2,776	946	13,120	237	—	17,079
Depreciation and amortization	12,515	375	3,817	238	—	16,945
Goodwill impairment	20,387	—	87,108	—	—	107,495
Other expense (income)	3,641	19	117	28,929	—	32,706
Income tax expense (benefit)	(1,992)	556	10	(3,881)	—	(5,307)

Income (loss) from continuing operations	$(10,904)	$2,350	$(103,809)	$(36,472)	$—	$(148,835)
Income from discontinued operations, net of tax	132	—	—	—	—	132

Net income (loss)	$(10,772)	$2,350	$(103,809)	$(36,472)	$—	$(148,703)

Segment assets—as at November 30, 2012	$317,791	$13,496	$52,589	$8,839	$—	$392,715
Goodwill included in assets—as at Nov. 30, 2012	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2012	$1,014	$19	$106	$—	$—	$1,139

Six months ended November 30, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$71,504	$12,522	$40,291	$—	$—	$124,317

Total revenue	71,504	12,522	40,291	—	—	124,317

Operating income (loss) before expenses below:	12,497	1,948	1,822	—	—	16,267
Corporate—head office expenses	—	—	—	2,078	—	2,078
Corporate—acquisition related charges	—	—	—	638	—	638
Restructuring costs	365	458	631	304	—	1,758
Depreciation and amortization	5,387	176	2,241	13	—	7,817
Other expense (income)	700	43	(378)	7,926	—	8,291
Income tax expense (benefit)	(11,451)	400	3	61	—	(10,987)

Income (loss) from continuing operations	17,496	871	(675)	(11,020)	—	6,672
Income from discontinued operations, net of tax	1,212	—	—	—	—	1,212

Net income (loss)	$18,708	$871	$(675)	$(11,020)	$—	$7,884

Segment assets—as at November 30, 2011	$326,807	$15,604	$158,990	$5,046	$—	$506,447
Goodwill included in assets—as at Nov. 30, 2011	$120,689	$—	$89,444	$—	$—	$210,133
Purchase of fixed assets, to November 30, 2011	$756	$200	$250	$—	$—	$1,206

Year ended May 31, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$14,624	$19,128	$62,293	$—	$—	$96,045

Total revenue	14,624	19,128	62,293	—	—	96,045

Operating income before expenses below:	(289)	(667)	3,912	—	—	2,956
Corporate—head office expenses	—	—	—	5,033	—	5,033
Corporate—acquisition related charges	—	—	—	12,798	—	12,798
Restructuring	43	442	2,336	1,712	—	4,533
Depreciation and amortization	393	418	1,453	105	—	2,369
Other expense (income)	(802)	62	466	5,156	—	4,882
Income tax expense (benefit)	(2,691)	—	11	—	—	(2,680)

Income (loss) from continuing operations	$2,768	$(1,589)	$(354)	$(24,804)	$—	$(23,979)
Loss from discontinued operations, net of tax	(2,238)	—	—	—	—	(2,238)

Net income (loss)	$530	$(1,589)	$(354)	$(24,804)	$—	$(26,217)

Segment assets—as at May 31, 2011	$7,565	$11,083	$150,696	$103,828	$—	$273,172
Goodwill included in assets—as at May 31, 2011	$1,141	$—	$89,160	$—	$—	$90,301
Purchase of fixed assets, to May 31, 2011	$235	$647	$901	$72	$—	$1,855

Sales and Marketing

We use an integrated sales approach across all of our business segments to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. At November 30, 2013 our sales, marketing and support team consists of approximately 72 people. Our use of experienced engineering personnel as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of new equipment. We believe that close collaboration is critical to ensuring our products are incorporated into our customers’ equipment. Products are sold through direct sales representatives and a network of independent sales representatives, distributors, and agents, with the exception of the Secure Systems and Information Assurance (SSIA) segment. SSIA products are sold almost exclusively by direct sales representatives.

The sales cycle can be long in nature with a protracted design phase. However, once a product is designed into a defense or commercial system, it may be sole-sourced or primary source to a particular supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are often reluctant to change the incumbent supplier. We attempt to become the incumbent supplier by supporting customers’ early design and engineering efforts, thereby positioning us to realize long-term, recurring revenue throughout the lifecycle of our customers’ products.

In the commercial market, we target industries with high-reliability applications (e.g. communications, space, medical, alternative energy). This focus allows us to leverage our defense industry experience. Given the criticality of defense applications, we are accustomed to delivering high-reliability products of exceptional quality.

Backlog and Orders

Our sales backlog at November 30, 2013 was approximately $131.0 million compared to approximately $139.0 million at November 30, 2012. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $90.0 million of our backlog orders will be filled in fiscal 2014. We lack control over the timing of new purchase orders, as such, the backlog can fluctuate significantly based on timing of new customer purchase orders.

	(amounts in thousands)
	November 30, 2013	November 30, 2012	% Change
Backlog by segments:
SSC	$96,493	$99,246	(2.8)%
EMS	25,028	36,654	(31.7)%
SSIA	9,489	3,067	209.4%

	$131,010	$138,967	(5.7)%

The decrease at November 30, 2013 compared to November 30, 2012 was primarily related to our EMS segment as a result of higher EMS revenues and lower bookings in the year ended November 30, 2013, following a high level of EMS bookings in the quarter ended November 30, 2012, partially offset by increased SSIA bookings in the year ended November 30, 2013.

Seasonality

Revenues for our Secure Systems and Information Assurance (SSIA) segments are typically slightly higher in the three months ended May relative to other quarters, partially related to the fiscal year end of the Canadian and U.K. Governments. Revenues from our Systems, Subsystems & Components (SSC) and Electronic Manufacturing Services (EMS) segment typically do not demonstrate consistent seasonal patterns. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards and the ensuing subcontracts, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the subcontractors who work for them in the United States, Canada, the United Kingdom and various other countries in the world. Approximately 47%, 45%, 50% and 71% of total consolidated revenues for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and year ended May 31, 2011, respectively, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. The Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 2% and 9% of our revenues for the year ended November 30, 2013, 2% and 9% of our revenues for the year ended November 30, 2012, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, and 6% and 6% of May 31, 2011 annual revenues, respectively.

	2013	2012	Transition Period	2011
Revenue
United States Department of Defense	1%	1%	1%	6%
United States Department of Defense Prime & Subcontractors	46%	44%	49%	65%

One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for the year ended November 30, 2013 (7% of revenues for the year ended November 30, 2012, 8% of revenues for the six months ended November 30, 2011, and 21% of revenues for the year ended May 31, 2011, respectively). The same customer represented 5% and 6% of accounts receivable as of November 30, 2013 and 2012, respectively.

Revenue from such customer primarily derives from our Systems Subsystems & Components (SSC) and Electronic Manufacturing Services (EMS) segments. The loss of such customer could have a material adverse effect on such reporting segments.

Research and Development

We conduct research and development to maintain and advance our technology base. Our research and development efforts are funded by both internal sources and customer-funded development contracts.

Our research and development efforts primarily involve engineering and design relating to: developing new products, improving existing products and adapting existing products to new applications and programs.

A portion of our product development costs are recoverable under contractual arrangements; while the balance of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $9.2 million, $9.6 million, $4.6 million, and $1.9 million for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011, respectively.

We believe that strategic investment in product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

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

In the SSC segment, we are considered one of the world’s largest merchant suppliers of RF/Microwave products to the defense and commercial high reliability end markets. We also hold a significant portion, nearly 50%, of the total market share for EMI filtering coaxial and interconnect products. Some of our principal competitors in the SSC segment include Aeroflex Incorporated (NYSE:ARX), Amphenol (NYSE: APH), Anaren Inc., (NASDAQ: ANEN), Cobham plc, DRS.Finmeccanica, K&L Microwave, Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS), M/A-COM Technology Solutions Inc., and Schaffner Group. In the EMS segment, API is one of a select group of providers to hold ISO-9001:2008, AS9100 and ISO-13485 certifications. Competitors include Ducommun Incorporated (NYSE: DCO) and regional contract manufacturing providers. In the SSIA segment, API Technologies selling through EMCON and SST brand names currently holds approximately 20% of the worldwide market share for TEMPEST products; principal competitors include CIS Secure Computing, Eurotempest, and Advanced Programs, Inc.

The extent of competition in each segment for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

•	the performance, adaptability and competitive price of our products;

•	reputation for prompt and responsive contract performance with a high quality product;

•	accumulated technical knowledge and expertise;

•	breadth of our product lines; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

Our future success will depend in large part upon our ability to improve existing product lines and to develop new products and technologies in the same or related fields. Since a number of consolidations and mergers of defense suppliers has occurred, the number of participants in the defense industry has decreased in recent years. We expect this consolidation trend to continue. As the industry consolidates, the large defense contractors are narrowing their supplier base, awarding increasing portions of projects to strategic mid- and lower-tier suppliers, and, in the process, are becoming oriented more toward systems integration. We believe that we have and expect to continue to benefit from this defense industry trend.

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We have certain registered trademarks, none of which we consider to be material to our current operations. We own numerous United States and foreign patents and have certain patents pending, but do not believe that the conduct of our business as a whole or any single business segment is materially dependent on any single patent, trademark or copyright.

The products we sell require a large amount of engineering design and manufacturing expertise. We have patents on certain Secure Systems & Components (SSC) segment products and technologies, including our electronic components, circuits, filters, connectors, optocouplers, and Secure Systems & Information Assurance (SSIA) segment products and technologies, including secure network systems, virtual data labeling systems, and secure access management systems. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible that a competitor may also learn to design and produce products with similar performance capabilities as our products, which may result in increased competition and a reduction of sales for our products. We intend to file patent applications to protect future material proprietary technology, inventions and improvements. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantage to us.

Our trade secret protection for our technology in all segments is based in large part on confidentiality agreements that we enter into with our employees, consultants and other third parties. It is possible that these parties may breach these agreements. Since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights which could adversely impact our ability to protect our trade secrets and lead to a reduction of sales for our products. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States, Canada or the U.K.

Regulatory Matters

Government Contracting Regulations

A significant portion of our Electronic Manufacturing Services (EMS) and Systems, Subsystems & Components (SSC) business is derived from subcontracts with prime contractors of the U.S. government. As a U.S. government subcontractor, we are subject to federal contracting laws and regulations, including the U.S. Federal Acquisition Regulation (FAR) and the False Claims Act, that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts, and (3) provide for the non-reimbursement of unallowable costs. Our extensive experience in the defense industry enables us to handle the strict requirements that accompany these contracts.

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

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. government’s procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. Each of our business segments could be materially adversely affected by a) a reduction in expenditures by the U.S. Government for products of the type we manufacture and provide, b) lower margins resulting from increasingly competitive procurement policies, c) a reduction in the volume of contracts or subcontracts awarded to us or d) the incurrence of substantial contract cost overruns.

All of our U.S. Government prime and subcontracts, in all of our operating segments, can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts and subcontracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

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

A significant portion of our Secure Systems & Information Assurance (SSIA) business is derived from subcontracts with prime contractors of Canadian and United Kingdom government agencies. In instances where the Company is a sole-source provider, government agencies reserve the right to review costs and impose various profit and cost controls. These government agencies also have the right to require its prime and subcontractors to comply with relevant laws and regulations. Non-compliance with these requirements could lead to contract termination. Our extensive experience in the defense industry has enabled us to handle the strict requirements that accompany these contracts.

Some of our activities, in the SSC and SSIA segments, require security clearances from the Defense Industrial Security Clearance Office, which is part of the Defense Security Service, an agency of the DoD, as well as comparable clearances in Canada and the United Kingdom. A security clearance is a determination by the United States and international government agencies that a person or company is eligible for access to classified information. There are two types of clearances: Personnel Security Clearances and Facility Security Clearance. We have sufficient security clearances for our activities.

In order to qualify as an approved supplier of products for use in equipment purchased by military or aerospace programs, we are required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, and the Navy. Our products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. To the extent required, we currently meet or exceed all of these specifications.

Our products are often incorporated into wireless communications systems that are subject to various FCC regulations, as well as regulation internationally by other foreign government agencies. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making current products obsolete or increasing the opportunity for additional competition, which may affect our Systems, Subsystems & Components (SSC) segment. Changes in, or the failure by us to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may have a material adverse effect on the sale of products by us to such customers.

Environmental Matters

Our operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials and the use of restricted substances, including “conflict minerals.” We currently use limited quantities of hazardous materials common to our industry in connection with the production of our products. In addition, because of our use of such hazardous materials, we may be subject to potential financial exposure for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. This is true even if we fully comply with applicable environmental laws.

Through the Spectrum acquisition on June 1, 2011, we own certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired by Spectrum from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations. Subsequent to fiscal 2013, we completed the Sale/Leaseback of our facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a purchase price of approximately $15.5 million and will lease the property from the buyer for approximately $1.3 million per year, subject to annual adjustments. We used a substantial portion of the proceeds of the Sale/Leaseback to prepay a portion of our outstanding term loan indebtedness.

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

International Operating and Export Sales

We currently sell several of our products internationally. The export of defense articles and data for military and satellite purposes from the United States is covered under International Traffic in Arms Regulations promulgated under the Arms Export Control Act.

We are registered with the U.S. Department of State and renew our registration annually. We currently hold several licenses that allow us to export technical data and product to certain foreign companies.

In addition, international sales of our U.S. products are in many cases subject to export licenses granted on a case-by-case basis by the U.S. Department of State and Department of Commerce. In certain cases, the U.S. government prohibits or restricts the export of some of our products.

We use two principal contracting methods for export sales: Direct Foreign Sales (DFS) and the U.S. government’s Foreign Military Sales (FMS). In a DFS transaction, the contractor sells directly to the foreign entity and assumes all the risks in the transaction. In an FMS transaction, the sale is funded by a U.S. prime contractor who in turn sells the product to the foreign entity.

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

The most significant raw materials that we purchase for our SSC and EMS segment operations are integrated circuits in silicon wafer, die forms and packaged devices. As is the case with all of our business segments, materials and purchased components are generally available from a number of different suppliers, several suppliers are our sole source of certain components. We are also dependent on certain suppliers for particular customers due to their product specifications. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. Despite the risks associated with purchasing from a limited number of sources, we have made the strategic decision to select limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined form the Democratic Republic of the Congo and adjoining countries. These rules have and may continue to impose costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

We have long-standing strategic relationships with world class semiconductor suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. We do not have specific long-term contractual arrangements with our suppliers, however, we have good and long standing relationships with them.

Employees

As of November 30, 2013, we had approximately 1,975 full-time employees, including 1,344 in manufacturing, 254 in general and administrative, 193 in engineering and research and development, 89 in quality assurance, 72 in sales and marketing and 23 in contracts and customer service. With the exception of approximately 81 employees from our C-MAC acquisition, none of our employees are currently subject to a collective bargaining agreement.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are satisfactory.

Geographic Financial Information

We hereby incorporate by reference Note 22, “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Executive Officers of the Registrant

The following table lists as of February 1, 2014, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Brian R. Kahn	40	Chairman and Director	2011
Bel Lazar	53	Chief Executive Officer and President	2011
Phil Rehkemper	50	Chief Financial Officer	2012

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

Risks Related to Our Business

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. For the fiscal years ended November 30, 2013 and 2012, U.S. defense revenue represented approximately 47% and 45% of our total consolidated sales, respectively. Reductions or changes in defense spending, including as a result of new U.S. government budget reductions, could have a material adverse effect on our sales and profits. The loss or significant curtailment of government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government, changes or cancellations of federal government programs or requirements, and shutdowns or other delays in the government appropriations process. In addition, a difference in philosophy or the worsening economic climate of the country could reduce or change appropriations.

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

In particular, defense spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Act, which was passed in August 2011, and the related American Taxpayer Relief Act of 2012, or the Relief Act, which was passed in January 2013. The Budget Act called for a $917.0 billion reduction in discretionary spending over the next decade, and also created a joint committee of Congress, or the Super Committee, that was responsible for identifying up to an additional $1.5 trillion in deficit reductions by November 23, 2011. The Super Committee failed to reach an agreement by the November 23, 2011 deadline. As a result, $1.2 trillion in automatic spending cuts over a nine-year period, split between defense and non-defense programs, which we collectively refer to as Sequestration, were scheduled to be triggered beginning in January 2013. The threat of Sequestration, along with the expiration of certain tax cuts on December 31, 2012, was collectively referred to as the “Fiscal Cliff.” On January 2, 2013, President Obama signed the Relief Act, which partially resolved the Fiscal Cliff, but did not eliminate the threat of Sequestration, instead moving the applicable trigger date to March 1, 2013, which we refer to as the Sequester Deadline. No alternative resolution was reached prior to the Sequester Deadline, and as a result, Sequestration went into effect at that time. We are unable to predict the impact that future defense budget reductions will ultimately have on funding for the defense programs for which our products are sold. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

Such occurrences are beyond our control. For instance, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. Also, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. Further, appropriations from Congress are potentially subject to changes associated with managing the Federal debt ceiling, which could harm our operations and significantly reduce our future revenues.

We are subject to unique business risks as a result of supplying products to the U.S. government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our arrangements with, the U.S. Government

Companies engaged in supplying defense-related products to U.S. government agencies are subject to business risks specific to the defense industry. We contract directly with the U.S. government and as a subcontractor to customers contracting with the U.S. government. These risks include the ability of the U.S. government to unilaterally suspend or prohibit us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts and audit our contract- related costs and fees. In addition, most of our U.S. government contracts and subcontracts can be terminated by the U.S. government or the contracting party, as applicable, at its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

In addition, the U.S. government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Such a review could be costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of such a review, we could be required to provide a refund to the U.S. government or we could be asked to enter into an arrangement whereby our prices would be based on cost or the DoD could seek to pursue alternative sources of supply for our parts. Any of those occurrences could lead to a reduction in our net sales from, or the profitability of certain of our arrangements with, certain agencies and buying organizations of the U.S. government.

Our business may be adversely affected by global economic conditions

The recent worldwide recession and credit crisis and, in the U.S., the Congressional deadlock over the federal debt ceiling and government spending restrictions, may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. In addition, recent economic conditions have caused deficits in the U.S. and other countries to rise significantly, which is likely to result in budget cuts and reduced public spending in a number of areas. As a result, defense budgets generally are under pressure. Reduced defense spending may affect products purchased by those governments or their prime contractors from us and may materially adversely affect our operations and financial condition.

We are reliant on certain security clearances for some of our business

We have Facility Security Clearances from the Defense Industrial Security Clearance Office, which is part of the Defense Security Service, or DSS, for several of our U.S. facilities and comparable clearances at several of our U.K. and Canadian facilities. If we do not maintain the Facility Security Clearances we would be prevented from continuing those business activities that require access to classified information. Our ability to maintain our Facility Security Clearances has a direct impact on our ability to bid on or win new contracts, complete existing contracts, or effectively re-bid on expiring contracts either directly through the U.S. government or through U.S. defense contractors. The inability to obtain and maintain our Facility Security Clearances would have a material adverse effect on our business, financial condition and operating results.

We currently maintain approximately $98.7 million of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At February 1, 2014, we had approximately $98.7 million (November 30, 2013 - $112.9 million), in aggregate principal amount of outstanding debt, which was secured by substantially all of our assets.

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

Our credit facilities contain certain restrictions that may limit our ability to operate our business

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

The integration of acquisitions may be difficult and may not yield the expected results

As part of our general business strategy, we have experienced significant growth. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain product and service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations. Ultimately, acquisitions may not be as profitable as expected or profitable at all.

Some of the additional risks that may continue to affect integration of our acquired companies include those associated with:

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

Net sales could decline significantly if we lose a major customer or a major program

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., Canadian and United Kingdom governments’ Departments of Defense (directly and through subcontractors) account for approximately 47% and 2% and 9%, respectively, of our revenues for the fiscal year ended November 30, 2013, 45% and 2% and 9%, respectively, of our revenues for the fiscal year ended November 30, 2012 and 50% and 1% and 4%, respectively, of our revenues for the transition period ended November 30, 2011. One of the U.S. customers, a defense prime contractor, represented approximately 8% and 7% of revenues for the years ended November 30, 2013 and 2012, respectively, and approximately 8% for the transition period ended November 30, 2011. A loss of a significant customer could adversely impact the future operations of our Company.

In many cases, our customers are not subject to any minimum purchase requirements and can discontinue the purchase of our products at any time. In the event one or more of our major customers reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our net sales could decline significantly, which could adversely affect our financial condition and results of operations. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our results of operations, cash flows and financial position.

Our operations are subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to fines, penalties, suspension or debarment

Our contracts and operations are subject to various laws and regulations. Prime contracts with various agencies of the U.S. government, and subcontracts with other prime contractors, are subject to numerous procurement regulations, including Federal Acquisition Regulation and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. government agencies. We are also subject to the federal False Claims Act, which provides for substantial civil penalties and treble damages where a contractor presents a false or fraudulent claim to the government for payment. Actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share in any recovery). Given our dependence on U.S. government business, suspension or debarment could have a material adverse effect on our financial results.

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

The possibility of goodwill impairment exists

As a result of recent business acquisitions, including SenDEC, Spectrum, CMT, RTIE and C-MAC, goodwill is a significant part of our total assets. At November 30, 2013, our total assets were approximately $304.6 million, which included approximately $116.8 million of goodwill. Goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill in accordance with current accounting standards. We wrote down goodwill by $107.5 million in fiscal 2012, primarily from our EMS segment, as described in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K.

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

We have a history of net losses, and may not be profitable in the future

Prior to the transition period, we incurred net losses for each of the five fiscal years preceding the transition period and incurred a loss in our past two fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common shares.

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

We are required to comply with the “conflict minerals” rules promulgated by the SEC, which will impose costs on us and could raise reputational and other risks

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding manufacturers’ efforts to discover the origin of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. The conflict minerals rules required us to engage in due diligence efforts for the 2013 calendar year and such efforts are ongoing. Our initial disclosures are required no later than May 31, 2014 and subsequent disclosures are required no later than May 31 of each following year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.

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

Precious metals are subject to price fluctuations

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Certain of our microwave components and systems require gold plating. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse effect on our operating results. Historically, the Company has been able to pass on precious metal price increase to its customers, in the form of precious metal price adders or direct sales price increases. However, there can be no assurance that customers will continue to accept these selling price adjustments and, as a result, there may be a material adverse effect on our operating margins and overall operating results.

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

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance;

•	the quality and reliability of the product;

•	effective marketing, sales and customer service; and

•	sufficient demand for the product at an acceptable price.

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

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business

We principally rely on our skill in the manufacture of our products and not on any proprietary technologies that we develop or license on an exclusive basis. Our manufacturing know-how is primarily embodied in our drawings and specifications, and information about the manufacture of these products purchased from others. Our future success and competitive position may depend in part upon our ability to obtain licenses of certain proprietary technologies used in principal products from the original manufacturers of such products. Our reliance upon protection of some of our production technology as “trade secrets” will not necessarily protect us from other parties independently obtaining the ability to manufacture our products. In addition, there may be circumstances in which “know how” is not documented, but exists within the heads of various employees who may leave the Company or disclose our know how to third parties. We cannot assure you that we will be able to maintain the confidentiality of our production technology, dissemination of which could have a material adverse effect on our business.

Patents of third parties may have an important bearing on our ability to offer certain of our products. Our major competitors as well as other third parties may obtain and may have obtained patents related to the types of products we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products, to obtain licenses to develop and market the products from the holders of the patents or to redesign the products in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

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

We must commit resources to product manufacturing prior to receipt of purchase commitments and could lose some or all of the associated investment

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

Interruptions, delays or cost increases affecting our materials, parts, equipment or subcontractors may impair our competitive position

Some of our product are sometimes tested and plated using a third-party test and plating house. We do not have any long-term agreements with these subcontractors. As a result, we may not have assured control over our product delivery schedules or product quality. Due to the amount of time typically required to qualify assemblers and testers, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors is disrupted or terminated.

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

Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised and upon conversion of the Series A Preferred Stock, including upon conversion of dividends paid in kind on the Series A Preferred Stock

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options or warrants to purchase shares of our Common Stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the company may be diluted. As of November 30, 2013, we have outstanding options to purchase 1,848,485 shares of Common Stock that were granted to directors, officers, employees and consultants that have a weighted average price of $4.98 and 81,667 restricted stock units. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share.

Shareholders will also experience dilutions upon the conversion of the Series A Preferred Stock. As of November 30, 2013, 4,517,212 (initially, 4,333,333) shares of Common Stock are issuable upon conversion of the initial 26,000 shares of Series A Preferred Stock. Any dividends that are paid on the Series A Preferred Stock will be paid in kind and not in cash. As a result, additional shares of Common Stock will become issuable in the future upon conversion of the Series A Preferred Stock, up to a maximum of 6,194,513 shares in the aggregate assuming a conversion price of $6.00 per share and that no early redemption event occurs under the Series A Preferred Stock.

Upon the occurrence of an early redemption event under the Series A Preferred Stock, we will be required to pay additional make-whole amounts that may result in an increase in the maximum number of shares of Common Stock that are issuable upon conversion of the Series A Preferred Stock.

We do not expect to pay dividends

We intend to invest all available funds to finance our growth and/or pay down debt. Therefore our shareholders cannot expect to receive any dividends on our shares of common stock in the foreseeable future. Even if we were to determine that a dividend could be declared, we could be precluded from paying dividends by restrictive provisions of loans, leases or other agreements or by legal prohibitions under applicable corporate law.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from leased facilities in the following locations:

Location	Description and Segments that Use the Properties	Approximate Square Footage (excludes subleased space)
Windber, Pennsylvania (Includes four facilities)	Engineering/Design, Sales and Manufacturing: - Electronic Manufacturing Services	131,800

Marlborough, Massachusetts	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	86,000

Fairport, New York	Sales and Manufacturing: - Electronic Manufacturing Services	82,000

Guong Dong Province, China	Manufacturing: - Systems, Subsystems & Components	70,000

Juarez, Mexico	Manufacturing: - Systems, Subsystems & Components	55,000

Hudson, New Hampshire	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	39,000

Milton Keynes, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	38,500

Kanata (Ottawa), Ontario	Engineering/Design, Sales, Administration and Manufacturing: - Secure Systems & Information Assurance - Systems, Subsystems & Components	31,000

Rancho Cordova, California	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	16,000

Melbourne, Florida	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	13,200

Girard, Pennsylvania	Storage: - Systems, Subsystems & Components	8,700

Columbia, Maryland	Engineering/Design and Sales: - Systems, Subsystems & Components	7,000

South Plainfield, New Jersey	Engineering/Design, Sales and Manufacturing: - Secure Systems & Information Assurance	4,300

Great Yarmouth, United Kingdom	Storage: - Systems, Subsystems & Components	4,200

Ronkonkoma, New York	Lease terminated in December 2013	4,100

Schwabach, Germany	Sales Office: - Systems, Subsystems & Components	3,000

We also operate from owned facilities in the following locations:

Location	Description	Approximate Square Footage	Principal Balance Outstanding at November 30, 2013 on Related Mortgage
State College, Pennsylvania*	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components *Property sold/leased back on December 13, 2013	250,000	N/A

Great Yarmouth, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	112,000	N/A

Wesson, Mississippi	Manufacturing: - Systems, Subsystems & Components	55,000	N/A

Fairview, Pennsylvania (includes two facilities)	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	53,000	N/A

Gloucester, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Secure Systems & Information Assurance	25,300	$1,318,000

Auburn, New York	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	21,000	N/A

Philadelphia, Pennsylvania	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	20,000	N/A

Ogdensburg, New York	Building Held for Sale	16,000	N/A

Delmar, Delaware	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	15,000	N/A

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

Our shares of common stock trade on the NASDAQ Capital Market under the ticker symbol ANTY. None of the shares of our subsidiaries are publicly traded.

The following table lists the reported high and low common stock sales prices on the NASDAQ Capital Market.

	High	Low
Year ended November 30, 2013
Fourth Quarter (11/30/13)	$3.80	$2.73
Third Quarter (8/31/13)	$3.18	$2.50
Second Quarter (5/31/13)	$2.90	$2.31
First Quarter (2/28/13)	$3.08	$2.45

Year ended November 30, 2012
Fourth Quarter (11/30/12)	$3.24	$2.31
Third Quarter (8/31/12)	$3.79	$2.85
Second Quarter (5/31/12)	$4.10	$3.16
First Quarter (2/29/12)	$4.09	$2.75

Registered Holders of our Common Stock

As of February 4, 2014, we had approximately 131 common shareholders of record, although there are a larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in fiscal 2013.

Recent Repurchases of our Shares

We did not repurchase any shares of our common stock during the three months ended November 30, 2013.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 30, 2008 and its relative performance is tracked through November 30, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	11/30/08	11/30/09	11/30/10	11/30/11	11/30/12	11/30/13
API Technologies Corp.	100.00	484.38	315.63	256.25	205.47	296.88
NASDAQ Composite – Total Returns	100.00	141.11	166.05	175.98	204.88	280.64
NASDAQ Electronic Components Index	100.00	149.73	162.65	159.70	151.73	196.11

ITEM 6.	SELECTED FINANCIAL DATA

The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of API Technologies Corp. and its subsidiaries. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data:	Year Ended Nov. 30, 2013	Year Ended Nov. 30, 2012	Six Months Ended Nov. 30, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010 (A)	Year Ended May 31, 2009 (A)
Revenue	$244,300	$242,381	$124,317	$96,045	$56,072	$15,388
Cost of revenues
Cost of revenues	192,279	186,209	94,702	77,538	41,493	11,099
Restructuring charges	1,405	9,742	130	1,731	220	110

Total cost of revenues	193,684	195,951	94,832	79,269	41,713	11,209

Gross profit	50,616	46,430	29,485	16,776	14,359	4,179

Operating expenses
General and administrative	25,873	24,957	11,478	15,499	8,755	3,282
Selling expenses	15,015	14,440	7,169	5,569	1,901	762
Research and development	9,190	9,610	4,596	1,885	1,256	—
Business acquisition and related charges	849	4,027	638	12,798	2,454	—
Restructuring	1,212	7,337	1,628	2,802	414	50

	52,139	60,371	25,509	38,553	14,780	4,094

Operating income (loss)	(1,523)	(13,941)	3,976	(21,777)	(421)	85
Other expense (income) net
Goodwill impairment	—	107,495	—	—	—	—
Interest expense (income), net	14,208	16,209	6,987	3,281	2,069	(47)
Amortization of note discounts and deferred financing costs	13,020	15,684	1,125	2,776	—	—
Other expense (income), net	(14)	813	179	(1,175)	(1,792)	(382)

	27,214	140,201	8,291	4,882	277	(429)
Income (loss) from continuing operations before income taxes	(28,737)	(154,142)	(4,315)	(26,659)	(698)	514
Expense (benefit) for income taxes	(5,335)	(5,307)	(10,987)	(2,680)	13	99

Income (loss) from continuing operations, net of income taxes	(23,402)	(148,835)	6,672	(23,979)	(711)	415
Income (loss) from discontinued operations, net of income taxes	16,174	132	1,212	(2,238)	(8,304)	(6,859)

Net income (loss)	$(7,228)	$(148,703)	$7,884	$(26,217)	$(9,015)	$(6,444)
Accretion on preferred stock	(1,057)	—	—	—	—	—

Net income (loss) attributable to common shareholders	$(8,285)	$(148,703)	$7,884	$(26,217)	$(9,015)	$(6,444)

Income (loss) per share from continuing operations – Basic and diluted	$(0.44)	$(2.69)	$0.13	$(1.16)	$(0.08)	$0.05
Income (loss) per share from discontinued operations – Basic and diluted	$0.29	$0.00	$0.02	$(0.11)	$(0.96)	$(0.79)

Net income (loss) per share – Basic and diluted	$(0.15)	$(2.69)	$0.15	$(1.27)	$(1.04)	$(0.74)

Weighted average shares outstanding
Basic (B)	55,405,764	55,314,263	53,790,766	20,657,757	8,693,498	8,704,247
Diluted (B)	55,405,764	55,314,263	53,802,763	20,657,757	8,693,498	8,704,247
Balance Sheet Data:
Total assets	$304,578	$392,715	$506,447	$273,172	$68,944	$24,153
Long-term debt (including capital lease obligations)	$104,761	$181,831	$167,184	$1,932	$22,708	$12
Asset retirement obligations	$1,135	$1,048	$—	$—	$—	$—
Redeemable preferred stock	$26,326	$25,581	$—	$—	$—	$—
Total shareholders’ equity	$131,103	$138,973	$281,464	$241,726	$18,938	$18,994

(A)	Adjusted for the discontinued operations of Data Bus
(B)	Basic and diluted share count adjusted for a one-for-four reverse share split of the Company’s outstanding common shares on December 28, 2010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto and the other financial information that appears elsewhere in this Annual Report to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

On June 3, 2011, our Board of Directors approved a change in the Company’s fiscal year-end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. We believe that this change in fiscal year better aligns its financial planning and reporting cycles with the seasonality of its business. This section provides an analysis of our results of operations for the year ended November 30, 2013 (which we refer to as “fiscal 2013”), the year ended November 30, 2012 (our first full fiscal year since the fiscal year-end change, which we refer to as “fiscal 2012”), the six month transition period ended November 30, 2011 (which we refer to as the “transition period”), and the year ended May 31, 2011 on both a consolidated and segment basis. The unaudited information for the year ended November 30, 2011 (which reflects our combined results for the six months ended May 31, 2011 and the six month transition period of June 1, 2011 through November 30, 2011) and the six months ended November 30, 2011 is presented herein for comparative purposes, and is derived from unaudited comparative financial results.

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

As discussed below, we sold Data Bus and Sensors. The results of Data Bus and Sensors are presented as discontinued operations for all periods presented.

Business Overview of API Technologies Corp.

We design, develop and manufacture high reliability RF/Microwave, Power, and Security solutions to the defense, aerospace, industrial, satellite, and commercial end markets. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico. Our defense customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other U.S. friendly countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise. Our commercial customers, who represent the commercial, aerospace, space, industrial, and medical communities, leverage our products, engineering, and manufacturing capabilities to address high-reliability requirements.

Operating through our three segments, SSC, EMS, and SSIA, we are positioned as a differentiated solution provider to U.S. and U.S. friendly governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products for critical applications, our solutions portfolio spans RF/microwave and microelectronics, electromagnetics, power products, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production and secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

On July 5, 2013, we entered into an agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which we sold to the Purchaser certain assets comprising the Company’s data bus business (“Data Bus”) in the U.S. and the U.K., including substantially all of the assets of the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation (the “Asset Sale”). The Purchaser paid us approximately $32.15 million in cash for the assets, after certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions. Substantially all of the proceeds from the Asset Sale were used to repay certain of our outstanding debt.

On April 17, 2013 we sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51.35 million. Of this amount, $1.5 million was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc. (“Spectrum”), a wholly owned subsidiary of API.

On February 6, 2013, we refinanced substantially all of our indebtedness. We entered into (i) a Credit Agreement (the “Term Loan Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto and Guggenheim Corporate Funding, LLC, as administrative agent, that provides for a $165.0 million term loan facility; and (ii) a Credit Agreement (the “Revolving Loan Agreement”), by and among the Company and certain of its U.S. subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and U.K. security trustee, that provides for a $50.0 million revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for a revolving borrowing base credit facility that is available to certain of our United Kingdom subsidiaries, a $10.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swingline loans. The proceeds of both loan facilities were used to refinance and pay in full our existing credit facility under a Credit Agreement by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner (the “Credit Agreement”), to payoff the term loan facility with Lockman Electronics Holdings Limited, and to pay fees, costs and expenses associated with the refinancing.

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

Commencing in 2010, we began various cost reduction initiatives, including an EMS restructuring that commenced in the third quarter of fiscal 2012, to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. We have implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, specifically in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S., our EMS operations and our C-MAC operations. During the year ended November 30, 2013, we also began the consolidation of certain parts of our Ottawa, Canada operations to State College, Pennsylvania. The collective impact of these changes will result in a net reduction of approximately $40.6 million in annual costs.

Recent Developments

Subsequent to fiscal 2013, we completed the Sale/Leaseback of the Company’s facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a purchase price of approximately $15.5 million and will lease the property from the buyer for approximately $1.3 million per year, subject to annual adjustments. We used $14.2 million of the proceeds of the Sale/Leaseback to prepay a portion of our outstanding term loan indebtedness.

Operating Revenues

We derive operating revenues from our three principal business segments: Systems, Subsystems & Components (SSC); Electronic Manufacturing Services (EMS); and Secure Systems & Information Assurance (SSIA). The acquisitions of C-MAC on March 22, 2012, Spectrum on June 1, 2011 and the asset acquisitions of RTIE on March 19, 2012 and CMT on November 29, 2011 significantly expanded our Systems, Subsystems & Components revenues. The operations of SenDEC and Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) are now reflected in our EMS segment (previously reported as part of the Systems, Subsystems & Components segment). The asset acquisition of Cryptek on July 7, 2009 resulted in the creation of our Secure Systems & Information Assurance segment. Our customers are located primarily in the United States, Canada and the United Kingdom, but we also sell products to customers located throughout the world, including NATO and European Union countries.

Systems, Subsystems& Components (SSC) Revenue includes high-performance RF/microwave, electromagnetic, power, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from various world governments, including militaries, defense organizations, commercial aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

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

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation products, ruggedized computers and peripherals, secure access and information assurance products. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other U.S. friendly governments, Fortune 500 companies and telecommunication service providers.

Cost of Revenues

We conduct all of our design and manufacturing efforts in the United States, Canada, United Kingdom, Mexico and China. Cost of goods sold primarily consists of costs that were incurred to manufacturer, test and ship the products and some design costs for customer funded research and development (“R&D”). These costs include raw materials, including freight, direct labor, subcontractor services, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Research and Development Expenses

R&D expenses represent the cost of our development efforts. R&D expenses include salaries of engineers, technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services. R&D costs are expensed as incurred.

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

Other Expenses (Income)

Other expenses (income) consists of interest expense on term loans, notes payable, operating loans and capital leases, interest income on cash and cash equivalents and marketable securities, amortization of note discounts and deferred financing costs, gains or losses on disposal of property and equipment, and gains or losses on foreign currency transactions. Other income also includes gains related to the sales of fixed assets held for sale and acquisition-related gains when net assets acquired exceed the purchase price of the business acquisition.

Backlog

Our sales backlog at November 30, 2013 was approximately $131.0 million compared to approximately $139.0 million at November 30, 2012. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $90.0 million of our backlog orders will be filled in fiscal 2014. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands) As at November 30,
	2013	2012	% Change
Backlog by segments:
SSC	$96,493	$99,246	(2.8)%
EMS	25,028	36,654	(31.7)%
SSIA	9,489	3,067	209.4%

	$131,010	$138,967	(5.7)%

The decrease at November 30, 2013 compared to November 30, 2012 was primarily related to our EMS segment as a result of higher EMS revenues and lower bookings in the year ended November 30, 2013, following a high level of EMS bookings in the quarter ended November 30, 2012, partially offset by increased SSIA bookings in the year ended November 30, 2013.

Results of Operations

Year Ended November 30, 2013 Compared to Year Ended 2012

Operating Revenue

	(dollar amounts in thousands) Year ended November 30,
	2013	2012	% Change
Revenues by segments:
SSC	$170,685	$160,580	6.3%
EMS	55,315	59,300	(6.7)%
SSIA	18,300	22,501	(18.7)%

	$244,300	$242,381	0.8%

We recorded a 0.8% increase in consolidated revenues for the year ended November 30, 2013 over the year ended November 30, 2012. The increase is attributed to the SSC segment primarily as a result of the acquisition of C-MAC on March 22, 2012. The impact of a full year of operations of C-MAC represented approximately $6.6 million of incremental revenue for the SSC segment in fiscal 2013. The increase in the SSC segment was partially offset by a decrease in revenues at the EMS segment and SSIA segment. During the year ended November 30, 2013, our EMS revenue decreased primarily from lower revenues to the defense end market. The SSIA revenue decrease of 18.7% primarily resulted from decreased revenue generated by our subsidiaries in the United States ($0.7 million), Canada ($1.0 million) due to lower revenue from several existing customers and in the United Kingdom ($2.5 million) due to the completion of a significant program in 2012. During fiscal 2013, some of our customer orders and associated revenue were impacted by the U.S. government budget Sequestration. Some of our customers delayed placing orders and some placed orders in smaller increments than historical rates given the uncertainty about which programs would be funded.

Operating Expenses

Cost of Revenues and Gross Margin

	Year ended November 30,
	2013	2012
Gross margin by segments:
SSC	24.8%	28.7%
EMS	2.9%	(12.4)%
SSIA	36.0%	34.4%

Total	20.7%	19.2%

Our consolidated gross margin for the year ended November 30, 2013 increased 1.5 percentage points compared to the prior year. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales slightly decreased for the year ended November 30, 2013 to 79.3% compared to 80.8% for the same period in 2012. The SSC segment cost of revenues for fiscal 2013 increased 3.9 percentage points compared to the same period in 2012, mainly as a result of a change in product mix in fiscal 2013, as we shipped products on certain programs with higher costs of revenues. The EMS segment cost of revenues in fiscal 2013 decreased by 15.3 percentage points compared to fiscal 2012 primarily as a result of restructuring charges taken in the prior year related to the EMS restructuring, including inventory and fixed asset impairments. The cost of revenues for the SSIA segment decreased 1.6 percentage points in fiscal 2013 compared to the same period of fiscal 2012 as a result of realized benefits from consolidation efforts and cost cutting measures partially offset by the impact of reduced revenues of approximately $4.2 million. Consolidated restructuring costs recorded in cost of revenues in fiscal 2013 were approximately $1.4 million compared to approximately $9.7 million for the year ended November 30, 2012.

General and Administrative Expenses

Consolidated general and administrative expenses from continuing operations increased to approximately $25.9 million for the year ended November 30, 2013 from $25.0 million for the year ended November 30, 2012. The increase is primarily a result of the addition of C-MAC, including the amortization of intangibles, for the full year of fiscal 2013 compared to March to November 2012 in fiscal 2012, which increased general and administrative expenses by approximately $1.1 million, partially offset by reduced stock based compensation. As a percentage of sales, general and administrative expenses were 10.6% for the year ended November 30, 2013, compared to 10.3% for the year ended November 30, 2012.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2013	% of sales	2012	% of sales
Depreciation and Amortization	$10,662	4.4%	$9,602	4.0%
Payroll expense—General and Administrative	$8,251	3.4%	$8,156	3.4%
Professional Services (including Audit and Legal)	$2,377	1.0%	$1,900	0.8%
Stock based compensation—general and administrative	$928	0.4%	$2,039	0.8%

Selling Expenses

Selling expenses from continuing operations increased to approximately $15.0 million for the year ended November 30, 2013 from approximately $14.4 million for the year ended November 30, 2012. The increase was largely due to the inclusion of selling expenses related to the acquisition of C-MAC on March 22, 2012, for the full year of fiscal 2013, which increased selling expenses by $0.5 million. As a percentage of sales, consolidated selling expenses were 6.1% for the year ended November 30, 2013, compared to 6.0% for the year ended November 30, 2012.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2013	% of sales	2012	% of sales
Payroll Expense—Sales	$8,493	3.5%	$7,391	3.0%
Commissions	$4,535	1.9%	$4,315	1.8%
Advertising	$574	0.2%	$465	0.2%

Research and Development Expenses

Research and development costs from continuing operations decreased to approximately $9.2 million for the year ended November 30, 2013 compared to approximately $9.6 million for the year ended November 30, 2012. The decrease was largely due to cost reductions following restructuring initiatives, partially offset by the inclusion of research and development expenses related to the acquisition of C-MAC, on March 22, 2012, for the full year of fiscal 2013 which increased research and development expenses by $1.0 million. As a percentage of sales, research and development expenses were 3.8% for the year ended November 30, 2013, compared to 4.0% for the year ended November 30, 2012.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, and business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the year ended November 30, 2013, business acquisition charges of approximately $0.9 million related primarily to the sale of Data Bus and Sensors operations compared to approximately $4.0 million for the year ended November 30, 2012, which related primarily to the completion of the C-MAC, RTIE and CMT acquisitions.

Operating Loss

We posted an operating loss from continuing operations for the year ended November 30, 2013 of approximately $1.5 million compared to an operating loss of approximately $13.9 million for the year ended November 30, 2012. The reduction in operating losses of approximately $12.4 million is attributed to lower restructuring expenses and business acquisition and related charges, partially offset by lower overall financial results in our SSC segment as a result of a change in product mix in fiscal 2013, as we shipped products on certain programs with higher costs of revenues.

Other Expense (Income)

Total other expense for the year ended November 30, 2013 was approximately $27.2 million, compared to other expense of $140.2 million for the year ended November 30, 2012.

The decrease in other expense is largely attributable to a $107.5 million goodwill impairment in fiscal 2012, a decrease in interest expense of approximately $2.0 million from lower debt levels throughout the year ended November 30, 2013 compared to the prior year, and the lower write-off of approximately $2.4 million of discounts and deferred financing costs during the year ended November 30, 2013 compared to the prior year.

Income Taxes

Income taxes from continuing operations amounted to a net benefit of approximately $5.3 million for the year ended November 30, 2013, which was consistent with the income tax benefit for the year ended November 30, 2012. The benefit during the year ended November 30, 2013 is primarily related to current year tax losses. The current provision is less than the statutory tax rate due to non-deductible expenses, as well as the recording of a valuation allowance against deferred tax assets due to a history of cumulative losses and the federal and state benefit of current losses from continuing operations. The prior year benefit primarily related to the Company’s prior year end tax losses.

Income From Discontinued Operations (net of tax)

We recorded income from discontinued operations of approximately $16.2 million for the year ended November 30, 2013, compared to income from discontinued operations of approximately $0.1 million in the same period of fiscal 2012. This increase in income is attributable to the operations of and the gain on the sales of our Data Bus assets and Sensors operations. During the year ended November 30, 2013 we recorded pre-tax gains on the sales of Data Bus and Sensors of approximately $10.0 million and $11.8 million, respectively.

Net loss

We recorded a net loss for the year ended November 30, 2013 of approximately $7.2 million, compared to a net loss of approximately $148.7 million for the year ended November 30, 2012. The decrease in net loss is largely due to the $107.5 million goodwill impairment in fiscal 2012, the lower write-off of approximately $2.4 million of discounts and deferred financing costs in fiscal 2013, a decrease in interest expense of approximately $2.0 million from lower debt levels throughout fiscal 2013, lower restructuring and business acquisition and related charges in fiscal 2013, partially offset by lower overall financial results in our SSC segment in fiscal 2013 as a result of a change in product mix.

Year Ended November 30, 2012 Compared to Year Ended 2011

Operating Revenue

	(dollar amounts in thousands) Year ended November 30,
	2012	2011	% Change
Revenues by segments:
SSC	$160,580	$77,748	106.5%
EMS	59,300	71,392	(16.9)%
SSIA	22,501	23,359	(3.7)%

	$242,381	$172,499	40.5%

We recorded a 40.5% increase in consolidated revenues for the year ended November 30, 2012 over the year ended November 30, 2011. The increase is attributed to the SSC segment as a result of the acquisition of C-MAC on March 22, 2012, RTIE on March 19, 2012, CMT on November 29, 2011 and Spectrum on June 1, 2011, which together represented approximately $83.0 of incremental revenue for the SSC segment. The increase in the SSC segment was offset by a decrease in revenues at the EMS segment and SSIA segment. During the year ended November 30, 2012, our EMS revenue decreased primarily at our EMS facility in New York as a result of decreases in the defense market. The SSIA revenue decrease of 3.7% primarily resulted from decreased revenue generated by our subsidiaries in the United States ($1.1 million) and United Kingdom ($1.5 million) from the completion of a significant program in 2012, partially offset by increases of approximately $1.7 million generated by our SSIA subsidiary in Canada.

Operating Expenses

Cost of Revenues and Gross Margin

	Year ended November 30,
	2012	2011
Gross margin by segments:
SSC	28.7%	27.4%
EMS	-12.4%	8.9%
SSIA	34.4%	34.4%

Total	19.2%	20.7%

Our consolidated gross margin for the year ended November 30, 2012 decreased slightly compared to the prior year. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales slightly increased for the year ended November 30, 2012 to 80.8% compared to 79.3% for the same period in 2011. The SSC segment cost of revenues for fiscal 2012 decreased 1.3 percentage points compared to the same period in 2011, mainly as a result of product mix from the acquisition of C-MAC, a full year of Spectrum results, and the Company realizing benefits through consolidation efforts and cost cutting measures. The EMS segment incurred additional cost of revenues in fiscal 2012 from approximately $8.7 million of restructuring charges, including inventory and fixed asset impairments, partially offset by realized benefits from consolidation efforts and cost cutting measures. The cost of revenues for the SSIA segment remained consistent in fiscal 2012 compared to the same period of 2011 as a result of realized benefits from consolidation efforts and cost cutting measures fully offset by the impact of reduced revenues of approximately $0.3 million. Consolidated restructuring costs recorded in cost of revenues in fiscal 2012 were approximately $9.7 million compared to approximately $1.0 million for the year ended November 30, 2011.

On May 31, 2012, we approved an EMS restructuring plan for our EMS lines in order to improve profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially completed by the end of fiscal 2012.

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

General and Administrative Expenses

Consolidated general and administrative expenses from continuing operations increased to approximately $25.0 million for the year ended November 30, 2012 from $20.2 million for the year ended November 30, 2011. The increase is primarily a result of higher amortization, the acquisitions of C-MAC in March 2012 and Spectrum in June 2011, which increased general and administrative expenses by approximately $2.9 million, and $4.9 million, respectively, for the year ended November 30, 2012, partially offset by cost reductions from restructuring initiatives and lower stock based compensation. As a percentage of sales, general and administrative expenses were 10.3% for the year ended November 30, 2012, compared to 11.7% for the year ended November 30, 2011.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2012	% of sales	2011	% of sales
Depreciation and Amortization	$9,602	4.0%	$4,958	2.9%
Accounting and Administration	$5,482	2.3%	$4,985	2.9%
Professional Services (including Audit and Legal)	$1,901	0.8%	$2,668	1.3%
Stock based compensation—general and administrative	$2,039	0.8%	$2,238	1.5%

Selling Expenses

Selling expenses from continuing operations increased to approximately $14.4 million for the year ended November 30, 2012 from approximately $10.7 million for the year ended November 30, 2011. The increase was largely due to the inclusion of selling expenses related to the acquisition of C-MAC and Spectrum on March 22, 2012, and June 1, 2011, respectively. As a percentage of sales, consolidated selling expenses were 6.0% for the year ended November 30, 2012, compared to 6.2% for the year ended November 30, 2011.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2012	% of sales	2011	% of sales
Payroll Expense—Sales	$6,946	2.9%	$5,227	3.0%
Commissions	$4,314	1.8%	$3,463	2.0%
Advertising	$465	0.2%	$158	0.1%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $9.6 million for the year ended November 30, 2012 compared to approximately $5.6 million for the year ended November 30, 2011. The increase was largely due to the inclusion of research and development expenses related to the acquisitions of C-MAC, CMT, and Spectrum on March 22, 2012, November 29, 2011 and June 1, 2011, respectively. As a percentage of sales, research and development expenses were 4.0% for the year ended November 30, 2012, compared to 3.2% for the year ended November 30, 2011.

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

Operating Loss

We posted an operating loss from continuing operations for the year ended November 30, 2012 of approximately $13.9 million compared to an operating loss of approximately $17.6 million for the year ended November 30, 2011. The reduction in operating losses of approximately $3.7 million is attributed to the improved overall results in our SSC segment as a result of the C-MAC, RTIE, CMT and Spectrum acquisitions, the implementation of consolidation efforts and cost cutting measures, and lower business acquisition and related charges, partially offset by increased restructuring and acquisition related costs, including those with respect to the EMS restructuring plan.

Other Expense (Income)

Total other expense for the year ended November 30, 2012 amounted to approximately $140.2 million, compared to other expense of $11.5 million for the year ended November 30, 2011.

The increase in other expense is largely attributable to a $107.5 million goodwill impairment, an increase in interest expense of approximately $8.5 million from higher debt levels throughout the year ended November 30, 2012 compared to the prior year, the write-down of $1.8 million on land and a building held for sale, a loss contingency accrual of $1.1 million, and from the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock during the year ended November 30, 2012. The increase is partially offset by reduced amortization of note discounts and deferred financing costs as a result of the debt extinguishment during the year ended November 30, 2011. The increase in net other expense was also partially offset by the reduction of $2.2 million from previously accrued earn-out payments related to the SenDEC acquisition in the year ended November 30, 2012.

Income Taxes

Income taxes from continuing operations amounted to a net benefit of approximately $5.3 million for the year ended November 30, 2012, compared to income tax benefit of approximately $13.7 million for the year ended November 30, 2011. The benefit during the year ended November 30, 2012 is primarily related to current year tax losses. The current provision is less than the statutory tax rate due to non-deductible expenses, including goodwill impairment and the write-off of debt discounts related to the convertible debt, as well as the recording of a valuation allowance against deferred tax assets due to a history of cumulative losses. The prior year benefit related to the Company’s release of a portion of the valuation allowance as a result of acquiring Spectrum.

We did not file our July 31, 2011 U.S. tax return timely and filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. A favorable ruling from the IRS was received during the fiscal quarter ended May 31, 2013, which allows the Company to file consolidated U.S. tax returns.

Income (Loss) From Discontinued Operations

We recorded income from discontinued operations of approximately $0.1 million for the year ended November 30, 2012, compared to a loss from discontinued operations of approximately $1.9 million in the same period of fiscal 2011. This increase in income is attributable to the operations of our Data Bus assets and Sensors operations. During the year ended November 30, 2012 we recorded a goodwill impairment of $3.8 million related to our Sensors operations.

Net loss

We recorded a net loss for the year ended November 30, 2012 of approximately $148.7 million, compared to a net loss of approximately $17.3 million for the year ended November 30, 2011. The increase in net loss is largely due to the $107.5 million goodwill impairment, the write-off of approximately $12.6 million of discounts related to the Note that converted to shares of Series A Preferred Stock, an increase in interest expense of approximately $8.5 million from higher debt levels throughout the year, lower tax benefits, the write-down of $1.8 million on land and a building held for sale, a loss contingency accrual of $1.1 million, higher restructuring and other expenses, including interest and amortization of note discounts, partially offset by lower business acquisition and related charges, the reversal of previously accrued earn-out payments related to the SenDEC acquisition, the additional operating income from the acquisitions of C-MAC, RTIE, CMT and Spectrum, and the implementation of consolidation efforts.

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Operating Revenue

	(dollar amounts in thousands) Six months ended November 30,
	2011	2010 (unaudited)	% Change
Revenues by segments:
SSC	$71,504	$8,379	753.4%
EMS	40,291	31,192	29.2%
SSIA	12,522	8,291	51.0%

	$124,317	$47,862	159.7%

We recorded a 159.7% increase in consolidated revenues for the six months ended November 30, 2011 over the same period in 2010. The increase is mainly attributed to the increase in our SSC segment revenues, which is due primarily from the acquisition of Spectrum on June 1, 2011, partially offset by continued lower throughput in 2011 while manufacturing operations from one of our New York facilities were physically moved into one of our Pennsylvania locations as part of our restructuring initiatives. Our EMS segment revenues increased primarily as a result of the acquisition of SenDEC on January 21, 2011, partially offset by the completion of a major program in 2010 at one of our Pennsylvania locations. In addition, the SSIA revenue increase of 51.0% primarily resulted from additional revenue generated by our subsidiary in the United Kingdom from two new customers.

Operating Expenses

Cost of Revenues and Gross Margin

	Six months ended November 30,
	2011	2010 (unaudited)
Gross margin by segments:
SSC	27.5%	30.1%
EMS	12.8%	18.2%
SSIA	37.4%	27.7%

Total	23.7%	21.9%

Our combined gross margin for the six months ended November 30, 2011 increased slightly compared to the six months ended November 30, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased the six months ended November 30, 2011 from 78.1% to 76.3% compared to the same period in 2010. The SSC segment cost of revenues increased 2.6 percentage points compared to the same period in 2010, mainly as a result of product mix from the acquisition of Spectrum, and initially lower efficiency on the transferred production at one of our Pennsylvania locations for the six months ended November 30, 2011, compared to the same period in 2010. The EMS segment cost of revenues increased 5.4 percentage points compared to the same period in 2010 mainly as a result of product mix following the acquisition of SenDEC and the impact of the completion of a major program in 2010 at one of our Pennsylvania locations. The SSIA segment realized a decrease in cost of revenues mainly as a result of the Company realizing benefits through consolidation efforts and cost cutting measures. Total cost of revenues from continuing operations for the six months ended November 30, 2011 included approximately $130,000 of restructuring costs compared to approximately $572,000 for the six months ended November 30, 2010.

General and Administrative Expenses

General and administrative expenses from continuing operations increased to approximately $11.5 million for the six months ended November 30, 2011 from $6.8 million for the six months ended November 30, 2010. The increase is primarily a result of the addition of Spectrum in June 2011 and SenDEC in January 2011, which increased general and administrative expenses by approximately $5.3 million and $1.8 million, respectively, for the six months ended November 30, 2011. Such increase was partially offset by lower stock based compensation and certain cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses for the six months ended November 30, 2011 were 9.2% compared to 14.2% in the comparable period in the prior year.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Six months ended November 30,
	2011	% of sales	2010 (unaudited)	% of sales
Depreciation and Amortization	$4,257	3.4%	$301	0.6%
Accounting and Administration	$2,727	2.2%	$1,908	4.0%
Professional Services (including Audit and Legal)	$1,033	0.8%	$811	1.7%
Share based compensation—general and administrative	$99	0.1%	$615	1.3%

Selling Expenses

Selling expenses from continuing operations increased to approximately $7.2 million for the six months ended November 30, 2011 from approximately $2.0 million for the same period in fiscal 2010. The increase was largely due to selling expenses, including commissions, related to the acquisition of Spectrum and SenDEC on June 1, 2011 and January 21, 2011, respectively. As a percentage of sales, selling expenses were 5.8% for the six months ended November 30, 2011, compared to 4.2% for the six months ended November 30, 2010.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Six months ended November 30,
	2011	% of sales	2010 (unaudited)	% of sales
Payroll Expense—Sales	$3,280	2.6%	$1,391	2.9%
Commissions	$2,655	2.1%	$108	0.2%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $4.6 million for the six months ended November 30, 2011 from approximately $0.9 million for the same period in fiscal 2010. As a percentage of sales, research and development expenses were 3.7% for the six months ended November 30, 2011, compared to 2.0% for the six months ended November 30, 2010.

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

Operating Income

We posted operating income from continuing operations of approximately $4.0 million for the six months ended November 30, 2011 compared to an operating loss from continuing operations of approximately $0.2 million for the same period in 2010. The increase in operating income of approximately $4.2 million is attributed to an increase gross profits from the SenDEC and Spectrum acquisitions in January and June 2011, respectively, and lower operating costs as a result of the Company realizing benefits through consolidation efforts and cost cutting measures, partially offset by initial lower efficiency on the transferred production at our Windber, Pennsylvania location compared to the same period in 2010.

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

Income Taxes

Income taxes from continuing operations amounted to a benefit of approximately $11.0 million for the six months ended November 30, 2011, compared to income tax expense of approximately $nil from the same period in 2010.

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

Income (Loss) From Discontinued Operations

We recorded income from discontinued operations of approximately $1.2 million for the six months ended November 30, 2011, compared to income of approximately $0.9 million in the same period of fiscal 2010. The increase in the income from discontinued operations for the six months ended November 30, 2011 relates to the Spectrum acquisition, which included the operations of Sensors, in addition to the operations of Data Bus.

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

Year Ended May 31, 2011 Compared to Year Ended 2010

Operating Revenue

	(dollar amounts in thousands) Years ended May 31,
	2011	2010	% Change
Revenues by segments:
SSC	$14,624	$13,908	5.1%
EMS	62,293	19,941	212.4%
SSIA	19,128	22,223	(13.9)%

	$96,045	$56,072	71.3%

We recorded a 71.3% increase in revenues for the year ended May 31, 2011 over the same period in 2010. The increase is mainly attributed to our EMS segment revenues as a result of the acquisition of SenDEC on January 21, 2011 and the twelve months results compared to less than five months for the year ended May 31, 2010, after the January 20, 2010 acquisition of the assets of the KGC Companies. During the year ended May 31, 2011, our revenues were negatively impacted in our EMS segment by delays on new programs that delayed revenues into future quarters. Revenues in our SSC segment increased slightly from the prior year, despite lower throughput while manufacturing operations from our New York facility were physically moved into our Pennsylvania location as part of our restructuring initiatives. The SSIA results include twelve months results compared to less than eleven months for the year ended May 31, 2010, after the July 7, 2009 acquisition of the Cryptek assets. The decrease in our SSIA revenues is primarily a result of delays in receiving facility clearance at one of our U.S. facilities, which prevented us from bidding on secure contracts. That facility clearance was awarded in November 2010.

Operating Expenses

Cost of Revenues and Gross Margin

	Years ended May 31,
	2011	2010
Gross margin by segments:
SSC	28.7%	29.3%
EMS	11.1%	23.5%
SSIA	29.6%	25.1%

Total	17.5%	25.6%

Our combined gross margin for the year ended May 31, 2011 decreased by approximately 8.1 percentage points compared to the year ended May 31, 2010. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased in the year ended May 31, 2011 from 74.4% to 82.5% compared to the same period in 2010. The SSC segment cost of revenues increased 0.6% compared to the prior year as a result of initial lower efficiency on the transferred production at our Pennsylvania location, partially offset by consolidation efforts and cost cutting measures. The EMS segment cost of revenues increased 12.4 percentage points compared to the same period in 2010, mainly as a result of product mix from the acquisition of SenDEC and the assets of the KGC Companies during the year ended May 31, 2011, compared to the same period in 2010. The SSIA segment realized a decrease in cost of revenues mainly as a result of the Company realizing benefits of consolidation efforts and cost cutting measures. Total cost of revenues from continuing operations for the year ended May 31, 2011 included approximately $1.7 million of restructuring costs.

General and Administrative Expenses

General and administrative expenses from continuing operations increased to approximately $15.5 million for the year ended May 31, 2011 from $8.8 million for the year ended May 31, 2010. The increase is primarily a result of the addition of SenDEC in January 2011 and the KGC Companies in January 2010, which increased general and administrative expenses by approximately $1.4 million and $3.7 million, respectively, for the year ended May 31, 2011, higher share based compensation and higher professional fees, partially offset by certain cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses for the year ended May 31, 2011 were 16.1%, compared to 15.6% in the prior year.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Years ended May 31,
	2011	% of sales	2010	% of sales
Accounting and Administration	$4,177	4.3%	$2,994	5.3%
Share based compensation—general and administrative	$2,754	2.9%	$1,215	2.2%
Professional Services (including Audit and Legal)	$2,535	2.6%	$1,954	3.5%

Selling Expenses

Selling expenses from continuing operations increased to approximately $5.6 million for the year ended May 31, 2011 from approximately $1.9 million for the same period in fiscal 2010. The increase was largely due to the inclusion of selling expenses related to the acquisition of SenDEC and the asset acquisition of the KGC Companies on January 21, 2011 and January 20, 2010, respectively. As a percentage of sales, selling expenses were 5.8% for the year ended May 31, 2011, compared to 3.4% for the year ended May 31, 2010.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Years ended May 31,
	2011	% of sales	2010	% of sales
Payroll Expense—Sales	$3,338	3.5%	$1,224	2.2%
Commissions	$917	1.0%	$289	0.5%

Research and Development Expenses

Research and development costs from continuing operations increased to approximately $1.9 million for the year ended May 31, 2011 from approximately $1.3 million for the fiscal year ended May 31, 2010.

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

Operating Loss

We posted an operating loss from continuing operations for the year ended May 31, 2011 of approximately $21.8 million compared to an operating loss from continuing operations of approximately $0.4 million for the same period in 2010. The increase in operating loss of approximately $21.4 million is attributed to i) an increase in restructuring and acquisition related costs of approximately $15.2 million due primarily to costs associated with the SenDEC and Spectrum acquisitions in fiscal 2011, and ii) lower gross margin in the EMS segment as a result of product mix, and initially lower efficiency on the transferred production at our Windber, Pennsylvania location compared to the same period in 2010.

Other Expense (Income)

Total other expense for the year ended May 31, 2011 amounted to approximately $4.9 million, compared to approximately $0.3 million for the same period in 2010.

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

Income Taxes

Income taxes from continuing operations amounted to a benefit of approximately $2.7 million for the year ended May 31, 2011, compared to income tax expense of approximately $0.0 million from the same period in 2010. As a result of acquiring SenDEC, we determined it was more likely than not to recognize a portion of the deferred tax assets; therefore we released approximately $2.7 million valuation allowance as of May 31, 2011. In view of the prior years’ losses and the uncertainty relating to our future profitability we continue to provide for 100% valuation allowance resulting in no deferred tax assets on a net basis. However, in future periods there is potential for the valuation allowance to be lowered based upon future improvements in projected operating results.

Income (Loss) From Discontinued Operations

We generated a loss from discontinued operations of approximately $2.2 million for the year ended May 31, 2011, compared to a loss of approximately $8.3 million in the same period of fiscal 2010. The loss in fiscal 2011 is attributable to the operations of Data Bus, partially offset by a $0.1 million gain on the sale of the assets of our nanotechnology operations in June 2010, compared to the on-going operations of the nanotechnology business and write-down of long-lived assets to net realizable value for the year ended May 31, 2010.

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

At November 30, 2013, we held cash and cash equivalents of approximately $6.4 million compared to $20.5 million at November 30, 2012. We believe that (i) our available cash and cash equivalents, (ii) funds available under our Revolving Credit Agreement as described below, and (iii) future cash flows from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

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

As of November 30, 2013, we had borrowed $86.8 million under the Term Loan Agreement and approximately $24.3 million under the Revolving Loan Agreement. As of November 30, 2013, we had $10.4 million available for future borrowings under the Revolving Loan Agreement.

On October 10, 2013, we entered into an Amendment No. 1 to Credit Agreement (the “Amendment No. 1”). Amendment No. 1, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium that we are required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

Term Loan Agreement

The term loans incurred pursuant to the Term Loan Agreement, as amended, bear interest, at the Company’s option, at the base rate plus 6.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 7.50% for the first year and at the base rate plus 7.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 10.75% thereafter, with a LIBOR floor of 1.50%. For purposes of the Term Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest is due and payable in arrears monthly for term loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of term loans with interest periods greater than three months) in the case of term loans bearing interest at the adjusted LIBOR rate. Principal payments of the term loans are paid at the end of each of our fiscal quarters, commencing for the fiscal quarter ending May 31, 2013, with the balance of any outstanding term loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.25% for the fiscal quarters through the end of our 2014 fiscal year, at 1.875% for the fiscal quarters through the end of our 2015 fiscal year and at 2.50% for each of the fiscal quarters thereafter.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio, which is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter through our fiscal year ended 2014, must be not less than the ratio set forth opposite such period below:

Applicable Ratio	Applicable Period
1.90:1.00	For the Test Period ending on November 30, 2013
2.30.1.00	For the Test Period ending on February 28, 2014
2.80.1.00	For the Test Period ending on May 31, 2014
3.00.1.00	For the Test Period ending on August 31, 2014
3.00.1.00	For the Test Period ending on November 30, 2014

The leverage ratio, which is defined as Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter through our fiscal year ended 2014, must be not greater than the ratio set forth opposite such period below:

Applicable Ratio	Test Period Ending
5.50:1.00	November 30, 2013
4.50:1.00	February 28, 2014
4.30:1.00	May 31, 2014
4.30:1.00	August 31, 2014
4.30:1.00	November 30, 2014

As at November 30, 2013, we were in compliance with our financial covenants under the Term Loan Agreement.

The Term Loan Agreement includes customary events of default including, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default, in each case subject to certain exceptions for a term loan of this type. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of our obligations pursuant to the Term Loan Agreement and an obligation of the subsidiary guarantors to repay the full amount of our borrowings under the Term Loan Agreement. If we were unable to obtain a waiver for a breach of covenant and the lenders accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing to satisfy the accelerated payment. If our cash is utilized to repay any outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Revolving Loan Agreement

The revolving loans incurred pursuant to the Revolving Loan Agreement bear interest, at our option, at the base rate plus a margin between 1.50% and 2.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin between 2.50% and 3.00%, in each case with such margin being determined based on our average daily excess availability under the revolving credit facility for the preceding fiscal quarter. For purposes of the Revolving Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest is due and payable in arrears monthly for revolving loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of revolving loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on February 6, 2018. We may prepay the revolving loans and terminate the commitments, in whole or in part, at any time without premium or penalty. Under certain circumstances, we are required to prepay the revolving loans upon the receipt of cash proceeds of certain asset sales.

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

Pursuant to the Revolving Loan Agreement, we are also required to maintain compliance with a fixed charge coverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights) at such times that we fail to maintain excess availability under the revolving credit facility above a specified level. The fixed charge coverage ratio, which is defined as the ratio of EBITDA minus unfinanced capital expenditures to Fixed Charges (as each term as defined in the Revolving Loan Agreement), as at the end of each fiscal quarter, must be not less than 1:0:1:0 for the four quarter period ending on the last day of each November, February, May or August.

As at November 30, 2013, we were in compliance with our financial covenants under the Revolving Loan Agreement.

The Revolving Loan Agreement contains customary events of default including, among others, non-payment defaults, defaults due to an inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency defaults and a change of control default, in each case subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of our obligations pursuant to the Revolving Loan Agreement, a termination of the commitments under the Revolving Loan Agreement, an obligation by any guarantors to repay their respective obligations in full and the right of the lenders to exercise remedies with respect to any collateral securing the obligations under the Revolving Loan Agreement. If we were unable to obtain a waiver for a breach of covenant and the lenders accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing to satisfy the accelerated payment. If our cash is utilized to repay any outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Year Ended November 30, 2013 Compared to November 30, 2012

Cash used by continuing operating activities of approximately $4.9 million for the year ended November 30, 2013, was lower than cash generated by continuing operations of approximately $2.8 million for the year ended November 30, 2012. The increase in cash used by continuing operating activities resulted primarily from an increase in the net cash used by changes in operating assets and liabilities during fiscal 2013, primarily related to accounts payable, and lower margin SSC segment product sales during the year ended November 30, 2013 compared to the same period in 2012. The increase was partially offset by lower interest payments in fiscal 2013.

Cash generated by investing activities for the year ended November 30, 2013 was approximately $74.8 million, due primarily to net proceeds from asset sales of approximately $80.5 million, which consisted primarily of the net proceeds of $31.4 million for the sale of the Data Bus assets, $49.1 million for the sale of the Sensors operations, $0.8 million net proceeds for the sale of certain land and building in Palm Bay, Florida and net proceeds of $0.1 million from a negotiated reduction in the final payment made in fiscal 2013 for the CMT acquisition that was previously held as restricted cash. These proceeds were partially offset by cash used for the acquisition of $3.2 million of fixed assets and intangibles and restricted cash of $1.5 million related to the sale of the Sensors operations. Cash used by investing activities for fiscal 2012 was approximately $31.1 million, which consisted of $29.1 million for the purchase of C-MAC and RTIE net of cash acquired, and $2.5 million for the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building.

Cash used by financing activities for the year ended November 30, 2013 totaled approximately $87.2 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement using the majority of the proceeds from the sale of Data Bus and Sensors, and the Lockman Electronic Holdings Limited loan, partially offset by the net proceeds associated with the loans under the Term Loan Agreement and the Revolving Loan Agreement. Cash flow generated by financing activities for the year ended November 30, 2012 totaled approximately $27.0 million, and resulted from the net proceeds associated with an aggregate principal amount of $16.0 million in new term loans under the Credit Agreement (the “New Term Loans”) and the Note that converted to shares of Series A Preferred Stock, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement.

Year Ended November 30, 2012 Compared to November 30, 2011

Cash generated by continuing operating activities of approximately $2.8 million for the year ended November 30, 2012, was higher than cash used by continuing operations of approximately $7.6 million for the year ended November 30, 2011. The increase in cash generated by continuing operating activities resulted primarily from lower cash restructuring and business acquisition and related charges, higher product sales, and higher collection activities during the year ended November 30, 2012 compared to the same period in 2011. The increase was partially offset by higher interest payments in fiscal 2012.

Cash used by investing activities for the year ended November 30, 2012 was approximately $31.1 million, which consisted of approximately $29.1 million for the purchase of C-MAC and RTIE net of cash acquired, and $2.5 million for the acquisition of fixed and intangible assets, partially offset by proceeds on the sale of fixed assets of approximately $0.5 million from the sale of the St. Mary’s, Pennsylvania land and building. Cash used by investing activities for the year ended November 30, 2011 was approximately $242.3 million, which consisted of $241.3 million for the SenDEC and Spectrum business acquisitions net of cash acquired, the CMT asset acquisition, including restricted cash of $0.7 million for the remaining purchase price of CMT and the acquisition of capital and intangible assets of approximately $2.9 million, partially offset by approximately $0.5 million of proceeds on the sales of capital assets and marketable securities.

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

As of November 30, 2012, we had $15.0 million available under the Credit Agreement to meet our cash requirements. As of February 6, 2013, we had $15.0 million available for future borrowings under the Revolving Loan Agreement.

Six Months Ended November 30, 2011 Compared to November 30, 2010

Cash used by continuing operating activities of approximately $2.6 million for the six months ended November 30, 2011, was lower than cash used by continuing operations of approximately $3.6 million for the six months ended November 30, 2010. During the six months ended November 30, 2011 compared to the same period in 2010, the decrease in cash used by continuing operating activities resulted primarily from higher interest payments and an increase in cash used by changes in operating assets and liabilities as a result of inventory purchases for future sales and increased accounts receivable balances from sales in the month of November 30, 2011.

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

Year Ended May 31, 2011 Compared to May 31, 2010

At May 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $108.2 million, compared to $4.5 million at May 31, 2010. Subsequent to May 31, 2011 we used approximately $91.0 million as part of the purchase price of the Spectrum acquisition.

Cash used by continuing operating activities of approximately $7.5 million for the year ended May 31, 2011, was higher than cash used by continuing operations of approximately $0.4 million for the year ended May 31, 2010. During the year ended May 31, 2011 compared to the same period in 2010, the increase in cash used by continuing operating activities resulted from an increase in the net loss primarily due to higher acquisition related and restructuring cash charges ($17.4 million—in fiscal 2011 vs. $3.7 million in fiscal 2010), and higher interest payments, partially offset by an increase in cash generated by changes in operating assets and liabilities.

Cash generated by investing activities for the year ended May 31, 2011 consisted of net cash acquired in the SenDEC acquisition ($32.4 million), proceeds on the sale of the assets of NanoOpto for approximately $1.9 million and proceeds from the sale of two manufacturing buildings and other fixed assets totaling approximately $1.7 million, partially offset by the acquisition of capital assets of approximately $1.9 million. Cash used in investing activities for the year ended May 31, 2010 consisted mainly of the acquisition of the assets of the KGC Companies for $14.0 million and the acquisition of the assets of Cryptek for approximately $2.9 million, and the acquisition of capital assets of approximately $1.6 million, partially offset by proceeds from sale of a parcel of land the Company owned in Long Island, New York for proceeds of approximately $1.0 million, and the sale of a building the Company owned in Ottawa, Canada for proceeds of approximately $1.9 million.

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

Contractual Obligations

Future cash payments required under debt arrangements, operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, and capital leases as of November 30, 2013 are summarized in the following table.

	(in thousands) Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations (a)	$15,423	$3,941	$2,889	$2,493	$2,228	$1,637	$2,235
Long-term debt obligations (b)	112,886	5,074	7,192	9,450	9,448	81,722	—
Estimated interest payments	36,941	9,994	9,336	8,431	7,432	1,748	—
Asset retirement obligations (c)	1,135	—	—	—	—	—	1,135
Other contractual obligations (d)	37,167	—	—	—	—	—	37,167

Total	$203,552	$19,009	$19,417	$20,374	$19,108	$85,107	$40,537

Note: Deferred tax liabilities are omitted from this schedule because their ultimate payoff date cannot be reasonably established given the long-term nature of this obligation.

(a)	As described in Note 20 (a) to the consolidated financial statements included in this Annual Report on Form 10-K.

(b)	As described in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K, including capital lease obligations.

(c)	As described in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

(d)	Other contractual obligations relates to the redeemable preferred stock as described in Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Marketable Securities

The Company’s investments in marketable equity securities were classified as available for sale. Securities available for sale were carried at fair value using a market participant approach, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale were classified in the consolidated balance sheets as current assets. In April 2011, the Company realized a gain of approximately $323 on the sale of marketable equity securities. Gross unrealized holding gains amounted to $0 at November 30, 2013 and 2012.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the straight-line method over the following periods:

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at November 30, 2013 compared to $900 at November 30, 2012. On March 14, 2013, the Company sold certain land and a building in Palm Bay, Florida from the Spectrum acquisition for net proceeds of $739. This land and building were part of the fixed assets held for sale reported at November 30, 2012.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to the Company’s Data Bus business and Sensors companies have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2012 and the results of operations of Data Bus and Sensors for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations figures.

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

The Company has three reporting units: (i) SSC, (ii) EMS, and (iii) SSIA. The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, and SenDEC Corp. (“SenDEC”) in January 2011. All of the goodwill relates to our SSC reporting unit, except for SenDEC, which relates to the EMS reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment annually (on September 1) or more frequently if impairment indicators arise under the applicable accounting guidance.

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

As at May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS portion of the Systems & Subsystems segment (now the EMS segment), the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As of the date of filing the 10-Q for May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the third quarter of fiscal 2012, the Company completed its impairment analysis and determined that an additional $20,495 write-down of goodwill was required.

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

As at July 5, 2013, given the sale of Data Bus, which also was part of the SSC segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value of the assets. As of the date of the filing of this report, the Company determined that an impairment of goodwill had not occurred.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2013. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the year ending November 30, 2013.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2008 through November 30, 2013.

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered, including transition services agreements related to discontinued operations. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company generally recognizes revenue on these larger government contracts when items are shipped.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $415 and $284, in warranty liability as of November 30, 2013 and November 30, 2012, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $574, $647, $218, and $143 for the years ended November 30, 2013, November 30, 2012, the six months ended November 30, 2011 and the year ended May 31, 2011, respectively.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 47%, 2% and 9% of the Company’s revenues for the year ended November 30, 2013, 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2012, 50%, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, and 71%, 6% and 6% of the Company’s revenues for the year ended May 31, 2011. One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for the year ended November 30, 2013 (7% for the year ended November 30, 2012, 8% for the six months ended November 30, 2011, and 21% for the year ended May 31, 2011, respectively). The same customer represented 5% and 6% of accounts receivable as of November 30, 2013 and 2012, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown below the Consolidated Statement of Operations.

Comparative Reclassifications

Certain amounts from the year ended November 30, 2012, the six months ended November 30, 2011 and the year ended May 31, 2011 have been reclassified to conform to the November 30, 2013 financial statement presentation. The reclassifications related to the restatement of discontinued operations and a change in the consolidated Balance Sheet as of November 30, 2012. The Company has corrected the presentation of payments made to the lenders at the time the debt was incurred by reflecting $3,584 as a reduction in long-term debt rather than other long-term assets, as previously reported. This immaterial change in classification of the amounts paid to the lenders of long-term debt had no impact on previously reported Statements of Operations and Statements of Cash Flows in any annual or interim periods.

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

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Canadian dollars, Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may positively or negatively affect our operating results and cash flows. For each of the periods presented herein, currency exchange rate gains and losses were not material and we do not anticipate that exposure to foreign currency rate fluctuations will be material for the fiscal year ending November 30, 2014.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates under our credit facility. We may utilize interest rate swap agreements in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of November 30, 2013, the Company has borrowed $86.8 million under its Term Loan Agreement and $24.3 million under its Revolving Loan Agreement. The loan amounts under the Term

Loan Agreement bear interest at adjusted LIBOR plus 7.50%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. The loan amounts under the Revolving Loan Agreement bear interest at adjusted LIBOR plus a margin between 2.5% and 3.0%. Based on LIBOR at February 6, 2014, an increase of 1% in interest rates would result in a 0.1% increase on the existing term loan portion, due to the 1.50% floor, and a 1.0% increase on the existing revolving loan portion, or a $0.3 million increase in our overall annual interest expense and related cash payments. A 1% change in interest rates would result in a $1.1 million change in our annual interest expense and related cash payments on the term and revolving loan borrowings, assuming the entire $112.9 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

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

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2013.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2013.

The effectiveness of our internal control over financial reporting as of November 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm; their report is included in this Item 9A.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of API Technologies Corp.

We have audited API Technologies Corp. internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). API Technologies Corp. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, API Technologies Corp. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of API Technologies Corp. as of November 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended November 30, 2013 and 2012, six months ended November 30, 2011 and the year ended May 31, 2011 of API Technologies Corp. and our report dated February 12, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP

Pittsburgh, Pennsylvania

February 12, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act within 120 days from 2013 fiscal year end. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2013 fiscal year end.

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

Exhibit Number	Exhibit Title

*2.1	Stock Purchase Agreement, dated as of April 17, 2013, between API Technologies Corp., Spectrum Control, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.4	Certificate of Designation of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

4.1	Note Purchase Agreement, dated as of March 22, 2012, by and among API Technologies Corp. and each of the Purchasers referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.1	Support Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.2	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

Exhibit Number	Exhibit Title

10.4	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.5	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.6	Registration Rights Agreement dated January 21, 2011 by and between the Company and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

**10.7	Management Bonus Plan dated January 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

**10.8	Employment letter agreement with Bel Lazar (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

10.9	U.S. Guaranty and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.10	Canadian Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.11	Amended and Restated Credit Agreement dated as of June 27, 2011 by and among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2011).

10.12	First Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2012 and effective as of the First Amendment Effective Date (as defined therein), among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2012).

10.13	Second Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2012, among API Technologies Corp., the Lenders (as defined therein) party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

**10.14	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s 10-K/T filed with the SEC on February 9, 2012).

**10.15	Form of Incentive Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC October 15, 2009).

**10.16	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC October 15, 2009.)

**10.17	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

**10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.19	Registration Rights Agreement dated as of March 18, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(l) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 21, 2011).

Exhibit Number	Exhibit Title

10.20	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.31 to the Company’s 10-K filed with the SEC on August 26, 2011).

**10.21	Letter agreement between Phil Rehkemper and the Company effective April 10, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on July 10, 2012).

10.22	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.23	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.24	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.25	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and U.K. security trustee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.26	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.27	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.28	English Law Debenture, dated 6 February, 2013, by and between API Technologies (UK) Limited and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.29	English Law Debenture, dated 6 February, 2013, by and between RF2M Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.30	English Law Debenture, dated 6 February, 2013, by and between RF2M Microelectronics Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.31	English Law Debenture, dated 7 February, 2013, by and between RF2M Microwave Ltd and Wells Fargo Bank, National Association, as security trustee (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

Exhibit Number	Exhibit Title

10.32	First Amendment to the Credit Agreement, dated as of May 22, 2013, by and among API Technologies Corp. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and English law security trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013).

10.33	Amendment No. 1 to Credit Agreement, dated October 10, 2013, by and among API Technologies Corp. as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2013).

10.34	Consent Agreement, dated as of December 31, 2013, by and between API Technologies Corp., the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2014).

10.35	Consent Agreement, dated as of December 31, 2013, by and among API Technologies Corp., the subsidiaries of API Technologies Corp. signatory thereto, the subsidiaries of API Technologies Corp. signatory thereto as guarantors and Wells Fargo Bank, National Association in its separate capacities as lender, U.K. Security Trustee and as agent ( incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2014).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request made by the Securities and Exchange Commission.
**	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ BEL LAZAR
Bel Lazar,
President and Chief Executive Officer

Dated: February 12, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ BEL LAZAR Bel Lazar, President and Chief Executive Officer	February 12, 2014

Principal Financial and Accounting Officer

/S/ PHIL REHKEMPER Phil Rehkemper Executive Vice President and Chief Financial Officer	February 12, 2014

/S/ BRIAN R. KAHN Brian R. Kahn, Chairman and Director	February 12, 2014

/S/ MATTHEW E. AVRIL Matthew E. Avril, Director	February 12, 2014

/S/ KENTON W. FISKE Kenton W. Fiske, Director	February 12, 2014

/S/ MELVIN L. KEATING Melvin L. Keating, Director	February 12, 2014

/S/ KENNETH J. KRIEG Kenneth J. Krieg, Director	February 12, 2014

Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at November 30, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the accompanying consolidated balance sheets of API Technologies Corp. as of November 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended November 30, 2013 and 2012, six months ended November 30, 2011 and the year ended May 31, 2011. Our audits also included the financial statement schedule listed in the Index at item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of November 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended November 30, 2013 and 2012, six months ended November 30, 2011 and the year ended May 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), API Technologies Corp.’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 12, 2014

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(In thousands of dollars, except share data)

	November 30, 2013	November 30, 2012
Assets
Current
Cash and cash equivalents	$6,351	$20,550
Restricted cash (note 4c and 5b)	1,500	700
Accounts receivable, less allowance for doubtful accounts of $697 and $609 at November 30, 2013 and 2012, respectively	39,751	41,624
Inventories, less provision for obsolescence of $12,571 and $7,822 at November 30, 2013 and 2012, respectively (note 7)	58,218	57,863
Deferred income taxes	2,426	1,038
Prepaid expenses and other current assets	2,445	2,560
Current assets of discontinued operations (note 5)	—	13,836

	110,691	138,171
Fixed assets, net (note 8)	35,231	40,075
Fixed assets held for sale (note 2)	150	900
Goodwill (note 9)	116,770	116,770
Intangible assets, net	38,780	47,934
Other non-current assets	2,956	5,760
Long-lived assets of discontinued operations (note 5)	—	43,105

Total assets	$304,578	$392,715

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$32,217	$39,598
Deferred revenue	3,519	385
Current portion of long-term debt (note 12)	8,155	2,328
Current liabilities of discontinued operations (note 5)	—	1,888

	43,891	44,199
Deferred income taxes	5,517	3,411
Other long-term liabilities (note 13)	1,135	1,048
Long-term debt, net of current portion and discount of $8,100 and $6,570 at November 30, 2013 and 2012, respectively (note 12)	96,606	179,503

	147,149	228,161

Commitments and contingencies (note 20)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,042 and $1,000 liquidation preference and 1,000,000 authorized shares, 26,000 and 26,000 shares issued and outstanding at November 30, 2013 and 2012, respectively) (note 14)	26,326	25,581
Shareholders’ equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 54,846,071 and 54,764,553 shares issued and outstanding at November 30, 2013 and 2012, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at November 30, 2013 and 2012, respectively)	—	—
Additional paid-in capital	327,901	326,973
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(200,798)	(192,513)
Accumulated other comprehensive income	1,572	2,085

	131,103	138,973

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$304,578	$392,715

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of dollars, except share data)

	Year ended November 30, 2013	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011
Revenue, net	$244,300	$242,381	$124,317	$96,045
Cost of revenues
Cost of revenues	192,279	186,209	94,702	77,538
Restructuring charges (note 21)	1,405	9,742	130	1,731

Total cost of revenues	193,684	195,951	94,832	79,269

Gross profit	50,616	46,430	29,485	16,776

Operating expenses
General and administrative	25,873	24,957	11,478	15,499
Selling expenses	15,015	14,440	7,169	5,569
Research and development	9,190	9,610	4,596	1,885
Business acquisition and related charges	849	4,027	638	12,798
Restructuring charges (note 21)	1,212	7,337	1,628	2,802

Total operating expenses	52,139	60,371	25,509	38,553

Operating income (loss)	(1,523)	(13,941)	3,976	(21,777)
Other expense (income), net
Goodwill impairment	—	107,495	—	—
Interest expense, net	14,208	16,209	6,987	3,281
Amortization of note discounts and deferred financing costs	13,020	15,684	1,125	2,776
Other expense (income), net	(14)	813	179	(1,175)

	27,214	140,201	8,291	4,882

Loss from continuing operations before income taxes	(28,737)	(154,142)	(4,315)	(26,659)
Expense (benefit) for income taxes	(5,335)	(5,307)	(10,987)	(2,680)

Income (loss) from continuing operations	(23,402)	(148,835)	6,672	(23,979)
Income (loss) from discontinued operations, net of tax	16,174	132	1,212	(2,238)

Net income (loss)	$(7,228)	$(148,703)	$7,884	$(26,217)
Accretion on preferred stock	(1,057)	—	—	—

Net income (loss) attributable to common shareholders	$(8,285)	$(148,703)	$7,884	$(26,217)

Income (loss) per share from continuing operations—Basic and diluted	$(0.44)	$(2.69)	$0.13	$(1.16)
Income (loss) per share from discontinued operations—Basic and diluted	$0.29	$0.00	$0.02	$(0.11)

Net income (loss) per share—Basic and diluted	$(0.15)	$(2.69)	$0.15	$(1.27)

Weighted average shares outstanding
Basic	55,405,764	55,314,263	53,790,766	20,657,757
Diluted	55,405,764	55,314,263	53,802,763	20,657,757
Comprehensive income (loss) Unrealized foreign currency translation adjustment	$(513)	$1,914	$(115)	$107
Realized gain on marketable securities – net of taxes	—	—	—	(286)

Other comprehensive income (loss)	(513)	1,914	(115)	(179)

Comprehensive income (loss)	$(7,741)	$(146,789)	$7,769	$(26,396)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands of dollars, except share data)

	Common stock-number of shares	Common shares amount	Additional paid-in capital	Common shares subscribed but not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at May 31, 2010	8,211,319	$8	$41,569	$2,373	$(25,477)	$465	$18,938
Share-based compensation expense	—	—	2,301	—	—	—	2,301
Shares issued as compensation	159,981	—	1,203	—	—	—	1,203
Share repurchases	(35,544)	—	(148)	—	—	—	(148)
Shares issued from conversion of Convertible debt	1,216,667	1	3,649	—	—	—	3,650
Shares issued to Parent as part of Merger	22,000,000	22	133,078	—	—	—	133,100
Fair value of options from Merger	—	—	3,540	—	—	—	3,540
Shares issued as part of Private Placement	17,589,855	18	105,521	—	—	—	105,539
Net loss for the period	—	—	—	—	(26,217)	—	(26,217)
Foreign currency translation adjustment	—	—	—	—	—	107	107
Realized gain on marketable securities—net of taxes	—	—	—	—	—	(286)	(286)

Total comprehensive loss							(26,396)

Balance at May 31, 2011	49,142,278	$49	$290,713	$2,373	$(51,694)	$286	$241,727

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

API Technologies Corp.

Consolidated Statements of Changes in Redeemable Preferred Stock and  Shareholders’ Equity—continued

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

API Technologies Corp.

Consolidated Statements of Changes in Redeemable Preferred Stock and  Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Preferred Stock-number of shares	Preferred stock amount	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2012	26,000	$25,581	54,764,553	$55	$326,973	$2,373	$(192,513)	$2,085	$138,973
Accretion on Redeemable Preferred Stock (Dividends see Note 14)	—	(312)	—	—	—	—	—	—	—
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 14)	—	1,057	—	—	—	—	(1,057)	—	(1,057)
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 16)	—	—	22,916	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	928	—	—	—	928
Stock issued as compensation	—	—	72,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,731)	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	(7,228)	—	(7,228)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(513)	(513)

Total comprehensive loss	—	—	—	—	—	—	—	—	(7,741)

Balance at November 30, 2013	26,000	$26,326	54,846,071	$55	$327,901	$2,373	$(200,798)	$1,572	$131,103

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(In thousands of dollars, except share data)

	Year Ended Nov. 30, 2013	Year Ended Nov. 30, 2012	Six Months Ended Nov. 30, 2011	Year Ended May 31, 2011
Cash flows from operating activities
Net income (loss)	$(7,228)	$(148,703)	$7,884	$(26,217)
Less: (Gain) loss from discontinued operations	(16,174)	(132)	(1,212)	2,238
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,130	16,945	7,817	2,369
Amortization of note discounts and deferred financing costs	2,743	3,040	1,125	511
Amortization of note discounts due to debt extinguishment	10,277	12,644	—	2,776
Goodwill impairment	—	107,495	—	—
Write down of fixed assets	—	2,821	—	461
Stock based compensation, net	928	2,224	173	3,504
Accrued income tax- discontinued operations	(9,189)	—	—	—
Gain on sale of marketable securities	—	—	—	(322)
Gain on sale of fixed assets	—	(93)	—	(916)
Deferred income taxes	927	(3,274)	(10,896)	(2,692)
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	1,847	12,623	(6,932)	3,422
Inventories	(457)	9,809	(2,876)	15,955
Prepaid expenses and other current assets	113	(913)	1,269	617
Accounts payable and accrued expenses	(4,663)	(9,805)	976	(965)
Deferred revenue	(1,196)	(1,863)	101	(8,263)

Net cash provided (used) by continuing activities	(4,942)	2,818	(2,571)	(7,522)
Net cash provided (used) by discontinued operations	2,639	6,158	966	(2,108)

Net cash provided (used) by operating activities	(2,303)	8,976	(1,605)	(9,630)
Cash flows from investing activities
Purchase of fixed assets	(2,473)	(1,139)	(1,206)	(1,855)
Purchase of intangible assets	(732)	(1,296)	(564)	—
Proceeds from disposal of fixed assets	739	32	—	1,724
Proceeds from sale of marketable securities	—	—	—	324
Net proceeds from sale of sensors & data bus	80,497	—	—	—
Business acquisitions net of cash acquired of $nil, $3,045, $7,141, and $32,353 (note 4)	(2,413)	(29,052)	(273,623)	32,354
Restricted cash (note 4c and 5b)	(800)	—	(700)	—
Discontinued operations (note 5)	(17)	358	(118)	1,895

Net cash provided (used) by investing activities	74,801	(31,097)	(276,211)	34,442
Cash flows from financing activities
Proceeds from issuance of common shares and share application	—	—	31,795	105,539
Repurchase and retirement of common shares	—	—	—	(148)
Short-term borrowings (repayment)	—	—	(4,372)	3,674
Repayment of long-term debt	(317,622)	(2,192)	(1,104)	(30,171)
Discontinued operations (note 5)	—	4	(4)	(5)
Net proceeds—long-term debt (note 12)	230,381	29,161	158,952	—

Net cash provided by (used by) financing activities	(87,241)	26,973	185,267	78,889
Effect of exchange rate on cash and cash equivalents	559	(7)	(178)	204

Net change in cash and cash equivalents	(14,184)	4,845	(92,727)	103,905
Cash and cash equivalents, beginning of period—continuing operations	20,550	15,628	108,238	4,496
Cash and cash equivalents, beginning of period—discontinued operations	(15)	62	179	16

Cash and cash equivalents, beginning of period	20,535	15,690	108,417	4,512
Cash and cash equivalents, end of period	$6,351	$20,535	$15,690	$108,417
Less: cash and cash equivalents of discontinued operations, end of period	—	(15)	62	179

Cash and cash equivalents of continuing operations, end of period	$6,351	$20,550	$15,628	$108,238

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

On July 5, 2013, the Company entered into an agreement (the “APA”) with ILC Industries, LLC (“Parent”) and Data Device Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the “Purchaser”) pursuant to which the Company sold to the Purchaser certain assets comprising the Company’s data bus business (“Data Bus”) in the U.S. and the U.K., including substantially all of the assets of the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation (the “Asset Sale”). The Purchaser paid the Company approximately $32,150 in cash for the assets, after certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions. Substantially all of the proceeds from the Asset Sale were used to repay certain of the Company’s outstanding debt.

On April 17, 2013, the Company sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc. (“Spectrum”), a wholly owned subsidiary of API.

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

Basis of Presentation

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. In this Annual Report on Form 10-K the year December 1, 2012 to November 30, 2013 is sometimes referred to as fiscal 2013, the year December 1, 2011 to November 30, 2012 is sometimes referred to as fiscal 2012 and the six-month transition period ended on November 30, 2011 is sometimes referred to as the “Transition Period.” The unaudited comparative information for the year ended November 30, 2011 (unaudited) and the six months ended November 30, 2010 (unaudited), are presented in Note 24. The year ended May 31, 2011 reflects the twelve month results of that year.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The audited consolidated financial statements include the accounts of API and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. The financial statements are presented in conformity with United States generally accepted accounting principles.

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

Marketable Securities

The Company’s investments in marketable equity securities were classified as available for sale. Securities available for sale were carried at fair value using a market participant approach, with any unrealized holding gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). Marketable equity and debt securities available for sale were classified in the consolidated balance sheets as current assets. In April 2011, the Company realized a gain of approximately $323 on the sale of marketable equity securities. Gross unrealized holding gains amounted to $0 at November 30, 2013 and 2012.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation and are depreciated using the straight-line method over the following periods:

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at November 30, 2013 compared to $900 at November 30, 2012. On March 14, 2013, the Company sold certain land and a building in Palm Bay, Florida from the Spectrum acquisition for net proceeds of $739. This land and building were part of the fixed assets held for sale reported at November 30, 2012.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to the Company’s Data Bus business and Sensors companies have been reclassified as discontinued operations in the consolidated balance sheets for fiscal 2012 and the results of operations of Data Bus and Sensors for the current and prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business acquisitions accounted for under the purchase method. Goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

applying a fair value based test. The Company completes an annual (or more often if impairment indicators arise under the applicable accounting guidance) impairment assessment of its goodwill on a reporting unit level. The Company’s annual impairment test for goodwill is September 1st.

The Company has three reporting units: (i) SSC, (ii) EMS, and (iii) SSIA. The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, Commercial Microwave Technology, Inc. (“CMT”) in November 2011, Spectrum in June 2011, and SenDEC Corp. (“SenDEC”) in January 2011. All of the goodwill relates to our SSC reporting unit, except for the goodwill associated with SenDEC, which relates to the EMS reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed.

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

As at May 31, 2012, given lower than projected revenues and the Company’s outlook for the EMS segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. As a result of the analysis, the Company recorded a write-down of $107,495.

As at April 17, 2013, given the sale of Sensors, which was part of the SSC segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the fair value of the assets exceeded the carrying value of the assets and determined that an impairment of goodwill had not occurred.

As at July 5, 2013, given the sale of Data Bus, which also was part of the SSC segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the fair value of the assets exceeded the carrying value of the assets and determined that an impairment of goodwill had not occurred.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on an income approach and a market approach on September 1, 2013. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the year ending November 30, 2013.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2008 through November 30, 2013.

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

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered, including transition services agreements related to discontinued operations. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company generally recognizes revenue on these larger government contracts when items are shipped.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $415 and $284, in warranty liability as of November 30, 2013 and 2012, respectively, which has been included in accounts payable and accrued expenses.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Advertising Costs

Advertising costs are expensed as incurred and were $574, $647, $218, and $143 for the years ended November 30, 2013, November 30, 2012, the six months ended November 30, 2011 and the year ended May 31, 2011, respectively.

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

Financial Instruments

The fair values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risks arising from its financial instruments. The recorded value of long-term debt approximates the fair value of the debt as the terms and rates approximate market rates.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 47%, 2% and 9% of the Company’s revenues for the year ended November 30, 2013, 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2012, 50%, 1% and 4% of the Company’s revenues for the six months ended November 30, 2011, and 71%, 6% and 6% of the Company’s revenues for the year ended May 31, 2011. One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for the year ended November 30, 2013 (7% for the year ended November 30, 2012, 8% for the six months ended November 30, 2011, and 21% for the year ended May 31, 2011, respectively). The same customer represented 5% and 6% of accounts receivable as of November 30, 2013 and 2012, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains on marketable securities, is shown below the Consolidated Statement of Operations.

Comparative Reclassifications

Certain amounts from the year ended November 30, 2012, the six months ended November 30, 2011 and the year ended May 31, 2011 have been reclassified to conform to the November 30, 2013 financial statement presentation. The reclassifications related to the restatement of discontinued operations (see Note 5) and a change in the consolidated Balance Sheet as of November 30, 2012. The Company has corrected the presentation of payments made to the lenders at the time the debt was incurred by reflecting $3,584 as a reduction in long-term debt rather than other long-term assets, as previously reported. This immaterial change in classification of the amounts paid to the lenders of long-term debt had no impact on previously reported Statements of Operations and Statements of Cash Flows in any annual or interim periods.

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

Revenues and net loss of C-MAC for the year ended November 30, 2013 were approximately $30,549 and $(2,188), respectively. Revenues and net loss of C-MAC for the period from the acquisition of March 22, 2012 to November 30, 2012 were approximately $25,336 and $(1,403), respectively.

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

Revenues and net income of RTIE for year ended November 30, 2013 were approximately $1,937 and $308, respectively. Revenues and net income of RTIE for the period from March 19, 2012 to November 30, 2012 were approximately $2,088 and $568, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

c) Other Acquisitions

On November 29, 2011, the Company entered into an asset purchase agreement with CMT and Randall S. Wilson with respect to certain sections, as a shareholder of CMT, pursuant to which the Company purchased substantially all of the assets of CMT.

The Company also assumed certain liabilities of CMT relating to the assets acquired. The Company purchased the assets of CMT for $8,200, subject to certain adjustments; as a result the Company put $700 of the $8,200 purchase price into escrow for a period of twelve months to secure the indemnification obligations of CMT and Randall S. Wilson. During the year ended November 30, 2013, due to certain adjustments, the Company made a final purchase price payment of $600 and recorded Other income of $100. The amount in escrow of $700 is included in Restricted Cash in the Consolidated Balance Sheet at November 30, 2012.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

On June 1, 2011, the Company completed the acquisition of Spectrum provided for in the Agreement and Plan, entered into on March 28, 2011 by the Company, Spectrum and Erie Merger Corp., a wholly owned subsidiary of API.

On January 21, 2011, API acquired SenDEC. In the SenDEC merger, API acquired all of the equity of SenDEC, which included SenDEC’s electronics manufacturing operations and approximately $30,000 of cash, in exchange for the issuance of 22,000,000 shares of API common stock to Vintage.

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC, RTIE, CMT, Spectrum, SenDEC, KGC Companies and Cryptek acquisitions described above and Sensors and Data Bus discontinued operations described in Note 5 had occurred at the beginning of the year ended November 30, 2012, the six months ended November 30, 2011, and year ended May 31, 2011.

	Year ended November 30,	Six months ended November 30,	Year ended May 31,
	2012	2011	2011
Revenues	$253,532	$148,385	$370,260
Net income (loss) from continuing operations	$(149,210)	$9,418	$(2,419)
Net income (loss)	$(149,210)	$9,418	$(2,323)
Net income (loss) from continuing operations per share—basic and diluted	$(2.70)	$0.18	$(0.04)
Net income (loss) per share—basic and diluted	$(2.70)	$0.18	$(0.04)

5. DISCONTINUED OPERATIONS

a) Data Bus

On July 5, 2013, the Company entered into the APA with Parent and the Purchaser, pursuant to which the Company sold to the Purchaser certain assets comprising the Company’s Data Bus business in the U.S. and the U.K., including substantially all of the assets of the Company’s wholly owned subsidiary, National Hybrid, Inc., a New York corporation. The Purchaser paid the Company approximately $32,150 in cash for the assets, after certain adjustments based on closing inventory values as set forth in the APA and customary indemnification provisions.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The operating results of Data Bus are summarized as follows:

	(in thousands)
	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011
Revenue, net	$7,571	$12,191	$5,814	$12,234
Cost of revenues	4,435	9,070	5,426	8,498
Restructuring charges	—	591	74	336

Gross Profit	3,136	2,530	314	3,400
General and administrative	484	1,064	765	3,461
Selling expenses	82	19	65	778
Research and development	—	41	143	504
Restructuring charges	—	24	497	1,161
Provision for income taxes	428	33	(490)	2
Provision for income taxes—Gain on sale of Data Bus	4,190	—	—	—
Other expenses (income)	(10,002)	—	(1)	(173)

Income (loss) from discontinued operations, net of tax	$7,954	$1,349	$(665)	$(2,333)

Other income in the year ended November 30, 2013 primarily relates to the gain on sale of Data Bus, net of approximately $705 transaction expenses and deferred revenue of $2,544 attributable to a transition services agreement, whereby the Company will manufacture products in the United States for a period of up to 12 months and manufacture certain products in the United Kingdom for a period of up to 4 years. The Company has determined that the U.K. transition services agreement does not result in the Company having a significant continuing involvement on these discontinued operations following the assessment period.

The assets relating to Data Bus consisted of the following as of November 30:

	2013	2012
Cash and cash equivalents	$—	$—
Inventories	—	4,033

Current assets of discontinued operations	$—	$4,033

Fixed assets, net	$—	$242
Goodwill	—	14,802

Long-lived assets of discontinued operations	$—	$15,044

b) Sensors

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of the Sensors companies for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum. The amount in escrow of $1,500 is included in Restricted Cash in the Consolidated Balance Sheet at November 30, 2013.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The operating results of Sensors are summarized as follows:

	(in thousands)
	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011
Revenue, net	$9,270	$26,247	$14,182	$—
Cost of revenues	7,155	19,181	9,606	—
Restructuring charges	—	3	—	—

Gross Profit	2,115	7,063	4,576	—
General and administrative	366	804	361	—
Selling expenses	497	1,294	721	—
Research and development	180	646	302	—
Restructuring charges	—	5	—	—
Provision for income taxes	258	1,642	1,317	—
Provision for income taxes—Gain on sale of Sensors	4,408	—	—	—
Other expenses (income)	(11,814)	3,889	(2)	—

Income (loss) from discontinued operations, net of tax	$8,220	$(1,217)	$1,877	$—

Other income in the year ended November 30, 2013 primarily relates to the gain on sale of Sensors, net of approximately $2,131 transaction expenses and deferred revenue of $1,780 attributable to a transition services agreement, whereby the Company will manufacture products for a period of up to 9 months and provide certain administrative services to the Purchaser over a period of up to 18 months. The Company determined that the transition services agreement does not result in the Company having a significant continuing involvement on these discontinued operations following the assessment period. Other expenses for the year ended November 30, 2012 primarily relates to the goodwill impairment charge recorded in the SSC segment attributable to Sensors.

The assets and liabilities relating to Sensors consisted of the following at November 30:

	2013	2012
Cash and cash equivalents	$—	$(15)
Accounts Receivable	—	3,605
Inventories	—	6,067
Prepaid expenses and other current assets	—	146

Current assets of discontinued operations	$—	$9,803

Fixed assets, net	$—	$1,475
Intangible assets, net	—	2,156
Goodwill	—	24,430

Long-lived assets of discontinued operations	$—	$28,061

Accounts payable and accrued expenses	$—	$1,888

Current liabilities of discontinued operations	$—	$1,888

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

6. OTHER FAIR VALUE MEASUREMENTS

The following table summarizes assets, which have been accounted for at fair value, along with the basis for the determination of fair value.

	November 30, 2013			November 30, 2012
	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2012 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$900	$900	$1,781
Derivative liabilities – Redeemable Preferred Stock (Note 14)	(179)	(179)	—	(267)	(267)	—

Total	$(29)	$(29)	$—	$633	$633	$1,781

The following is a summary of activity for the years ended November 30, 2013 and 2012 for assets and liabilities measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance as at November 30, 2011	$3,216	$—
Less: Fixed assets sold	(535)	—
Less: Impairment of fixed assets held for sale	(1,781)	—
Add: Embedded features of convertible notes and preferred stock	—	(855)
Less: Embedded features of convertible notes upon conversion to preferred stock	—	588

Balance as at November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—
Less: Adjustment to fair value of derivative liabilities	—	88

Balance as at November 30, 2013	$150	$(179)

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets. The Series A Preferred Stock (Note 14) also contain an embedded feature for a default dividend rate. The Company determined the fair value of the derivative liabilities related to the preferred stock by using the present value of probability weighted cash flow scenarios.

7. INVENTORIES

Inventories consisted of the following at November 30:

	(in thousands)
	2013	2012
Raw materials	$26,015	$29,067
Work in progress	23,425	20,572
Finished goods	8,778	8,224

Total	$58,218	$57,863

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

8. FIXED ASSETS

Fixed assets consisted of the following:

	As of November 30, 2013 (in thousands)
	Cost	Accumulated Depreciation	Net Book Value
Land	$3,084	$—	$3,084
Buildings and leasehold improvements	20,267	(3,557)	16,710
Computer equipment	2,688	(1,545)	1,143
Furniture and fixtures	1,482	(948)	534
Machinery and equipment	28,551	(14,826)	13,725
Vehicles	98	(63)	35

Fixed assets, net	$56,170	$(20,939)	$35,231

	As of November 30, 2012 (in thousands)
	Cost	Accumulated Depreciation	Net Book Value
Land	$3,297	$—	$3,297
Buildings and leasehold improvements	20,820	(2,425)	18,395
Computer equipment	2,722	(988)	1,734
Furniture and fixtures	1,887	(887)	1,000
Machinery and equipment	25,202	(9,666)	15,536
Vehicles	122	(9)	113

Fixed assets, net	$54,050	$(13,975)	$40,075

Machinery and equipment for November 30, 2013, includes assets from capital leases with cost of $558, accumulated depreciation of $(168) and net book value of $390 (November 30, 2012—$590, $(138) and $452, respectively).

Depreciation expense amounted to $7,310 for the year ended November 30, 2013, $7,970 for the year ended November 30, 2012, $3,825 for the six months ended November 30, 2011, and $1,642 for the year ended May 31, 2011. Included in these amounts are $58, $55, $34, and $24 of amortization of assets under capital lease for the year ended November 30, 2013, November 30, 2012, the six months ended November 30, 2011 and year ended May 31, 2011, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, and SenDEC in January 2011. All of the goodwill relates to our SSC and EMS reporting units.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2013. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not impaired and no further testing was required for the year ending November 30, 2013.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

As at May 31, 2012, given lower than projected revenues, primarily as a result of an overall decline in the defense market, and the Company’s outlook for the EMS segment, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. The Company performed the first step of the goodwill impairment assessment and the carrying value of the assets exceeded the fair value. During the quarter ended May 31, 2012, the Company determined that an impairment of goodwill was probable, determined a reasonable estimate and therefore recorded a write-down of $87,000. During the quarter ended August 31, 2012, the Company completed its impairment analysis and determined that an additional $20,495 write-down of goodwill was required.

The goodwill impairment was determined by estimating the excess of the fair value of the Systems & Subsystems segment over the fair value of the net assets of the segment and comparing that amount to the carrying value of the goodwill. The Systems & Subsystems segment is not publicly traded on its own, and therefore the unit’s fair value was estimated. The value was estimated using an income approach based on an analysis of discounted forecasted cash flows. After recording the total goodwill impairment of $107,495, the remaining goodwill balance was re-assigned between the new EMS segment and the SSC segment based on the relative fair value of the reporting units.

Goodwill and intangible assets consisted of the following at November 30:

	(in thousands)
	2013	2012
Goodwill not subject to amortization:
Beginning balance, net	$116,770	$210,133
Goodwill from C-MAC business acquisition (note 4a)	—	11,364
Goodwill from RTIE business acquisition (note 4b)	—	2,177
Goodwill from other business acquisition purchase price adjustments	—	591
Goodwill impairment	—	(107,495)

Ending balance, net	$116,770	$116,770

Intangible assets consisted of the following:

		November 30, 2013 (in thousands)
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(403)	$81
Customer contracts	8.1	33,485	(10,798)	22,687
Technology	7.5	18,965	(6,636)	12,329
Tradenames	3.3	7,376	(5,623)	1,753
Computer software	3.0	2,798	(1,015)	1,783
Patents		166	(19)	147

Intangible assets, net	7.1	$63,274	$(24,494)	$38,780

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

		November 30, 2012 (in thousands)
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(12)	$472
Customer contracts	8.1	33,485	(9,671)	23,814
Technology	7.5	18,965	(2,124)	16,841
Tradenames	3.3	7,376	(2,199)	5,177
Computer software	3.0	2,178	(597)	1,581
Patents		54	(5)	49

Intangible assets, net	7.1	$62,542	$(14,608)	$47,934

Changes in the carrying amount of Intangible assets were as follows:

	(in thousands)
	November 30, 2013	November 30, 2012
Intangible assets:
Beginning balance, net	$47,934	$47,453
Intangible assets from business acquisition (note 4a)	—	7,848
Intangible assets from business acquisition (note 4c)	—	500
Intangible assets from business acquisition (note 4d)	—	—
Patents and Computer software purchased	732	1,296
Less: Amortization	(9,886)	(9,163)

Ending balance, net	$38,780	$47,934

Amortization expense amounted to $9,886 for the year ended November 30, 2013, $9,163 for the year ended November 30, 2012, and $4,207 for the six months ended November 30, 2011. Amortization expense related to existing intangible assets is expected to be approximately $9,384, $7,018, $6,184, $4,952 and $4,831 for the years ending November 30, 2014, 2015, 2016, 2017 and 2018, respectively. At November 30, 2013, computer software includes capitalized computer software development costs of $1,431 ($1,517 at November 30, 2012).

10. SHORT-TERM DEBT

In connection with the acquisition of Spectrum, on June 1, 2011, API entered into a Credit Agreement with Morgan Stanley Senior Funding, Inc. as lead arranger, sole book runner and administrative agent, and with other lenders from time to time parties thereto (see Note 12a). In addition to a secured term loan, the Credit Agreement provided for a $15,000 secured revolving credit facility, with an option for the Company to request an increase in the revolving credit facility commitment of up to an aggregate of $5,000. This facility was undrawn as of November 30, 2012 and is no longer outstanding following the repayment of the term debt on February 6, 2013 (see Note 12a).

The Company also has a credit facility in place for its U.K. subsidiaries for approximately $409 (250 GBP), which renews in July 2014. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of November 30, 2013 and 2012.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at November 30:

	(in thousands)
	2013	2012
Trade accounts payable	$20,714	$24,575
Accrued expenses	6,586	10,045
Wage and vacation accrual	4,917	4,978

Total	$32,217	$39,598

12. LONG-TERM DEBT

The Company was obligated under the following debt instruments at November 30:

	(in thousands)
	2013	2012
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$86,810	$—
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	24,345	—
Term loans, repaid February 6, 2013, originally due June 1, 2016, base rate plus 6.25% interest or LIBOR plus 7.25%, (a)	—	183,375
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,318	1,424
Lockman loan repaid February 6, 2013, – C-MAC acquisition (c)	—	2,724
Note payable – RTIE acquisition (d)	139	540
Capital leases payable (e)	249	338

	$112,861	$188,401
Less: Current portion of long-term debt	(8,155)	(2,328)
Discount and deferred financing charges on term loans	(8,100)	(6,570)

Long-term portion	$96,606	$179,503

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

On February 6, 2013, in connection with entering into the Term Loan Agreement and the Revolving Loan Agreement, the Amended and Restated Credit Agreement, dated as of June 27, 2011 and amended on January 6, 2012 and March 22, 2012, by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, which had an outstanding balance of $183,400 was paid off and terminated, which resulted in the write-off of approximately $10,300 of deferred financing costs and note discounts. As of February 6, 2013, the Company borrowed $165,000 under the Term Loan Agreement and approximately $29,400 under the Revolving Loan Agreement.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

On July 5, 2013 and April 17, 2013, the Company sold Data Bus and Sensors (Note 5) and repaid approximately $28,780 and $44,919, respectively, of its term loans from the proceeds of these sales, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

As of November 30, 2013, $86,810 was outstanding under the Term Loan Agreement, $24,345 was outstanding under the Revolving Loan Agreement, and approximately $10,400 was available for future borrowings under the Revolving Loan Agreement.

On May 22, 2013, the Company entered into a First Amendment to the Revolving Loan Agreement that amends certain cash management and reporting requirements.

On October 10, 2013, the Company entered into an Amendment No. 1 to Credit Agreement (the “Amendment No. 1”). Amendment No. 1, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium which the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

Term Loan Agreement

The term loans incurred pursuant to the Term Loan Agreement, as amended, bear interest, at the Company’s option, at the base rate plus 6.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 7.50% for the first year and at the base rate plus 7.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 10.75% thereafter, with a LIBOR floor of 1.50%. For purposes of the Term Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

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

Pursuant to the Term Loan Agreement, the Company is required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit its annual capital expenditures to $4,000 per fiscal year (subject to carry-over rights).

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

Pursuant to the Revolving Loan Agreement, the Company is also required to maintain compliance with a fixed charge coverage ratio and to limit its annual capital expenditures to $4,000 per fiscal year (subject to carry-over rights) at such times that it fails to maintain excess availability under the revolving credit facility above a specified level.

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at November 30, 2013. The mortgage is secured by the subsidiary’s assets.

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

d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE (Note 4b) for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $139 as of November 30, 2013.

e)	The Company is the lessee of equipment under various capital leases with monthly payments of $9 and $10 for November 30, 2013 and 2012, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets that expire by May 2016. The assets and liabilities under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life. At November 30, 2013 and 2012, $390 and $452 of assets from capital leases were included in fixed assets, net.

Future principal payments of long-term debt and capital leases for the next five years are as follows:

	(in thousands)
Year	Long-term debt	Capital leases	Total
2014	$4,964	$110	$5,074
2015	7,082	110	7,192
2016	9,396	54	9,450
2017	9,448	—	9,448
2018	81,722	—	81,722

	$112,612	$274	$112,886
Less: imputed interest	—	(25)	(25)

	$112,612	$249	$112,861

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of asset retirement obligations, primarily relating to leasehold improvements associated with land and a building at one of the Company’s facilities in the United Kingdom under lease until December 2021.

As a result of the C-MAC acquisition (note 4a), the Company initially recorded an asset retirement obligation of approximately $967. During the year ended November 30, 2013 and the period from the March 22, 2012 acquisition of C-MAC to the year ended November 30, 2012, the Company recorded accretion expense of approximately $63 and $42 and foreign exchange revaluation of $24 and $39, respectively.

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

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The holder has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially $1,000 per share and $1,042 per share as of November 30, 2013) of the Series A Preferred Stock plus the amount of unpaid and accrued dividends into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of November 30, 2013, is convertible into approximately 4,517,212 shares of common stock.

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

15. INCOME TAXES

The geographical sources of loss from continuing operations before income taxes for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011 were as follows:

	Year ended November 30, 2013	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011
Income (loss) before income taxes:
United States	$(29,550)	$(155,954)	$(5,961)	$(27,191)
Non-United States	813	1,812	1,646	532

Total	$(28,737)	$(154,142)	$(4,315)	$(26,659)

The income tax expense (benefit) for continuing operations is summarized as follows:

	Year ended November 30, 2013	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011
Current:
United States	$(6,441)	$(2,105)	$(636)	—
Non-United States	274	146	494	—

	(6,167)	(1,959)	(142)	—

Deferred:
United States	617	(3,445)	(10,915)	(2,680)
Non-United States	215	97	70	—

	832	(3,348)	(10,845)	(2,680)

Income tax expense (benefit)	$(5,335)	$(5,307)	$(10,987)	$(2,680)

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The consolidated effective tax benefit/(expense) rate (as a percentage of income (loss) before income taxes and cumulative effect of change in accounting principle) for continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011
U.S. federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
Non-deductible expenses	(0.6)	(3.5)	(16.4)	1.1
Effect of foreign tax rates	0.2	0.1	4.9	—
State income taxes, net of federal tax effect	7.3	2.0	(5.5)	—
Change in valuation allowance	(45.2)	(9.0)	212.1	(28.1)
Change in tax rates	0.4	0.6	14.3	—
Impairment of goodwill	—	(22.5)	—	—
Tax credits	—	—	6.4	—
Utilization of continuing operations losses by discontinued operations	22.2	—	—	—
Other	0.3	1.7	4.8	3.1

Effective tax rate benefit/(expense)	18.6%	3.4%	254.6%	10.1%

The components of deferred taxes are as follows as at November 30:

	2013	2012
Future income tax assets
Loss carryforwards	$16,728	$25,170
Other	—	—
Unrealized foreign exchange loss	—	—
Marketable securities	—	—
Share based compensation	1,652	2,138
Inventory	3,226	1,050
Capital assets	—	—
Accruals	453	1,037
Tax credits	965	482
Valuation Allowance	(12,271)	(16,051)

	10,753	13,826

Future income tax liabilities
Capital assets	(3,761)	(4,333)
Intangible assets	(6,816)	(9,238)
Deferred tax on export sales	(2,666)	(2,468)
Other	(587)	—

	(13,830)	(16,039)

	$(3,077)	$(2,213)

	2013	2012
Balance sheet presentation
Deferred income tax assets—current	$2,426	$1,038
Deferred income tax assets—long-term (in Other non-current assets)	14	160
Deferred income tax liability—current	—	—
Deferred tax liabilities—long-term	(5,517)	(3,411)

Net deferred tax liabilities	$(3,077)	$(2,213)

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The valuation allowance as of November 30, 2013, November 30, 2012, November 30, 2011 and May 31, 2011 totaled approximately $12,271, $16,051, $2,410, and 11,846, respectively, which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward. The total change in valuation allowance for the year ended November 30, 2013 was approximately $3,780, which primarily relates to the utilization of tax losses from the sale of discontinued operations, partially offset by an increase for state and foreign loss entities.

The Company and its subsidiaries have U.S. federal net operating loss carryforwards of approximately $28,531, to apply against future taxable income. These losses will expire as follows: $62, $68, $360, $396, $12, $2,710, $24,507, and $416 in 2024, 2025, 2028, 2029, 2030, 2031, 2032 and 2033, respectively. Due to recent acquisitions, these loss carryforwards, and other tax credits, may be subject to certain limitations.

The Company and its subsidiaries have state net operating loss carryforwards of approximately $103,690 to apply against future state taxable income. These losses will expire as follows: $56, $62, $68, $3,187, $3,591, $4,058, $18,781, $47,490 and $26,397 in 2024, 2026, 2027, 2028, 2029, 2030, 2031, 2032 and 2033, respectively.

The Company and its subsidiaries have foreign net operating loss carryforwards of approximately $2,795 to apply against future taxable income. These losses will expire as follows: $59, $130, $554, $584, $327, $12 and $1,129 in 2014, 2028, 2029, 2030, 2031, 2032 and 2033, respectively.

With the exception of a deferred tax liability of $587 recorded on its German operations, the Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2013 the aggregate undistributed earnings of the foreign subsidiaries amounted to $21,420. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

The Company has foreign investment credits of approximately $72 as of November 30, 2013 and $204 as of November 31, 2012. These credits expire as follows: $72 in 2018.

The Company and its subsidiaries have research and development credits of approximately $240, and $148 as of November 30, 2013, and November 30, 2012, respectively which expire in 2031 and 2032. The Company also has foreign tax credits of approximately $nil, and $140 as of November 30, 2013, and November 30, 2012, which expire in 2021.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

For the years ended November 30, 2013 and November 30, 2012, the six months ended November 30, 2011 and year ended May 31, 2011, a reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at May 31, 2011	—
Increases related to the Spectrum acquisition	248

Balance at November 30, 2011	$248
Decreases related to IRS audit resolution	(215)

Balance at November 30, 2012	$33
Increases related to Canadian tax filing matters	101

Balance at November 30, 2013	$134

The Company’s unrecognized tax benefits relate to certain U.S. tax credits and state income tax matters, as well as Canadian tax matters. As of November 30, 2013, the Company’s unrecognized tax benefits of approximately $134 would adversely affect the Company’s effective tax rate if recognized.

The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2007-2013 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2008-2013 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

The Company did not file its July 31, 2011 U.S. tax return timely and filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. During the second quarter of fiscal 2013, the Company received a favorable ruling, granting the Company’s request, allowing it to continue to file its U.S. tax return as a consolidated group. No liability had been recognized for this potential deconsolidation pending the final ruling by the IRS as the Company believed that it was more likely than not that the relief would be granted by the IRS. The Company promptly filed its tax return subsequent to receipt of the ruling.

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

On March 18, 2011, the Company entered into a Common Stock Purchase Agreement, by and among the Company and the Purchasers (as defined therein), pursuant to which the Company issued 17,589,855 shares of its common stock in a private placement for a purchase price of $6.00 per share.

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

On December 28, 2010, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation, which effected a one-for-four reverse share split of the Company’s outstanding common shares. A one-for-four reverse share split was also effected for the exchangeable shares. All the references to number of shares, options and warrants presented in these financial statements have been adjusted to reflect the post-split number of shares.

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the 550,000 shares remaining to be delivered. The API Pennsylvania Subsidiaries have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expire on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of November 30, 2013, API is obligated to issue a remaining approximately 580,553 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 539,284 exchangeable shares outstanding (excluding exchangeable shares held by the Company). Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 15,000 and 1,340,477 options and RSUs during the years ended November 30, 2013 and November 30, 2012, respectively (Note 17). The Company issued 196,000 options and RSUs during the six months ended November 30, 2011 and 1,043,334 options during the year ended May 31, 2011, including 750,000 to SenDEC employees and consultants as part of the SenDEC Merger (Note 17). These option grants were valued using the Black-Scholes option-pricing model.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

17. SHARE-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,220,463 shares are available for issuance pursuant to options, RSUs, or stock as of November 30, 2013. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2013, there was $443 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2016.

During the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and year ended May 31, 2011, $928, $2,224, $173 and $3,504, respectively, has been recognized as share-based compensation expense in cost of revenues, selling expense, general and administrative expense and business acquisition and related charges.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	Year ended November 30, 2013	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011
Expected volatility	81.9%	89.5%	93.4%	97.4%
Expected dividends	0%	0%	0%	0%
Expected term	6 years	6 years	6 years	6 years
Risk-free rate	0.85%	0.91%	1.83%	1.93%

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Share Options outstanding—May 31, 2010	1,479,156	$5.71
Less forfeited	(236,491)	$5.00
Exercised	—	$—
Issued	1,043,334	$5.71

Share Options outstanding—May 31, 2011	2,285,999	$5.74
Less forfeited	(178,858)	$5.64
Exercised	(332,550)	$5.53
Issued	145,000	$6.86

Share Options outstanding—November 30, 2011	1,919,591	$5.72
Less forfeited	(526,985)	$5.02
Exercised	—	$—
Issued	1,025,000	$3.51

Share Options outstanding— November 30, 2012	2,417,606	$5.06
Less forfeited	(569,121)	$5.26
Exercised	—	$—
Issued	—	$—

Share Options outstanding—November 30, 2013	1,848,485	$4.98

Share Options exercisable—November 30, 2013	1,242,313	$5.52

The weighted average grant price of stock options granted during the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and year ended May 31, 2011 was $—, $3.51, $6.86, and $5.71, respectively.

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—May 31, 2011	—	$—
Issued	51,000	$6.43

RSUs outstanding—November 30, 2011	51,000	$6.43
Issued (a)	315,477	$3.61
Exercised-Stock issued	(227,477)	$3.56

RSUs outstanding—November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised-Stock issued	(72,333)	$4.94

RSUs outstanding —November 30, 2013	81,667	$3.72

RSUs exercisable —November 30, 2013	—	$—

(a)	190,477 of the RSUs issued during the year ended November 30, 2012 were fully vested on the issuance date.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2013	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $ 3.55	854,998	$3.17	8.25	$539	263,319	$3.50	$79
$3.56 – $ 4.99	27,084	$3.56	6.90	$7	16,251	$3.56	$4
$5.00 – $ 6.99	1,030,984	$6.02	6.76	$—	945,651	$6.00	$—
$7.00 – $20.00	17,086	$11.85	3.98	$—	17,092	$11.85	$—

	1,930,152		7.40	$546	1,242,313		$83

The intrinsic value is calculated as the excess of the market value as of November 30, 2013 over the exercise price of the shares. The market value as of November 30, 2013 was $3.80 as reported by the NASDAQ Stock Market.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the period ended:

	(in thousands)
	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011
(a) Supplemental Cash Flow Information
Cash paid for income taxes	$2,802	$759	$227	$3
Cash paid for interest	$13,488	$16,001	$6,093	$2,793
(b) Non cash transactions
Term loan issued in acquisition (note 4a)	$—	$2,700	$—	$—

19. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Year ended November 30,	Year ended November 30,	Six months ended November 30,	Year ended May 31,
	2013	2012	2011	2011
Weighted average shares-basic	55,405,764	55,314,263	53,790,766	20,657,757
Effect of dilutive securities	*	*	11,997	*

Weighted average shares—diluted	55,405,764	55,314,263	53,802,763	20,657,757

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Basic EPS and diluted EPS for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and year ended May 31, 2011 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,970,591 incremental shares, and 955,362 warrants have been excluded from the November 30, 2011 computation of diluted EPS as they are anti-dilutive. All outstanding options aggregating 1,930,152 (2,556,606 - 2012) incremental shares, and 892,862 warrants have been excluded from the November 30, 2013 and 2012 computation of diluted EPS, respectively, and all outstanding options aggregating 2,285,999 incremental shares and 955,362 warrants have been excluded from the May 31, 2011 computation of diluted EPS, as they are anti-dilutive due to the losses generated in each respective year.

20. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2013.

(in thousands)
2014	$3,941
2015	2,889
2016	2,493
2017	2,228
2018	1,637
Thereafter	2,235

Total	$15,423

The preceding data reflects existing leases at November 30, 2013, and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $3,364 and $3,647 for the years ended November 30, 2013 and 2012, $1,692 for the six months ended November 30, 2011 and $1,365 for the year ended May 31, 2011, respectively.

b)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and three API subsidiaries (the “API Pennsylvania Subsidiaries”) in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

c)	The Aster Group filed a lawsuit on November 24, 2010 against Spectrum, in Worcester Superior Court. The lawsuit arose out of a lease between Aster as landlord and Spectrum as tenant for a commercial property located at 165 Cedar Hill Street in Marlborough Massachusetts (the “Property”). This claim was settled on March 19, 2013.

d)	The Company did not file its July 31, 2011 U.S. tax return timely and filed a Private Letter Ruling to request the IRS to grant relief to allow the Company to file a consolidated U.S. tax return for its tax year ended July 31, 2011. A favorable ruling from the IRS was received during the fiscal quarter ended May 31, 2013, which allows the Company to file consolidated U.S. tax returns.

e)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of November 30, 2013 (November 30, 2012—$1,076). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

21. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

a) Ottawa restructuring

In November 2013, the Company commenced the restructuring of its Ottawa, Ontario, Canada business (“Ottawa restructuring”), which included the movement of certain operations to its State College facility, in order to improve its profitability. The actions taken as part of the Ottawa restructuring are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Elements of the Ottawa restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, long-term leases and relocation costs. The Ottawa restructuring will be substantially completed by the end of the second quarter of fiscal 2014. As a result of the Ottawa restructuring, the Company will reduce its SSC workforce by approximately 4%, which represents approximately 3% of its global workforce.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company has recorded $1,290 of salary and related charges for the Ottawa restructuring, which as at November 30, 2013 are included in accounts payable and accrued liabilities.

b) EMS restructuring

In June 2012, the Company announced the restructuring of its EMS business (“EMS restructuring”) in order to improve its profitability. The actions taken as part of the EMS restructuring are intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially completed by the end of fiscal 2012. As of November 30, 2012, the Company reduced its EMS workforce by approximately 10%, which represented approximately 2% of its global workforce.

During the period ending November 30, 2012, the Company incurred approximately $591 related to cash outlays, primarily due to employee separation expense. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

The following table summarizes the charges related to EMS restructuring activities by type of cost as of November 30, 2013:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(9,273)

Balance-Lease impairment accrual, November 30, 2013	$2,665

c) 2010 restructuring

In 2010, the Company started a restructuring plan (“2010 Restructuring Plan”) to streamline operations. During the year ended November 30, 2013 restructuring expenses included legal charges, and workforce reductions and other expenses related to consolidating certain operations to its State College, P.A. facility and consolidating certain parts of its C-MAC operations. During the year ended November 30, 2012 restructuring expenses included charges of approximately i) $2,736 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A., consolidating certain parts of its operations in its leased facilities in Windber, P.A and Sterling, VA, and workforce reductions and other expenses in the United Kingdom, and ii) $2,437 related to workforce reductions and other expenses related to consolidating certain parts of its C-MAC operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2013.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

For the year ended November 30, 2013 and 2012, the six months ended November 30, 2011, and the year ended May 31, 2011, the following table represents the details of restructuring charges with respect to the 2010 Restructuring Plan:

	(in thousands)
	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011
Opening balance	$210	$780	$460	$525
Restructuring charges	1,327	5,173	2,304	6,030

Accumulated restructuring charges	1,537	5,953	2,764	6,555
Cash payments	(1,537)	(5,743)	(1,984)	(5,681)
Non-cash charges	—	—	—	(414)

Ending Balance	$—	$210	$780	$460

22. SEGMENT INFORMATION

The Company follows the authoritative guidance on the required disclosures for segments which establish standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. The guidance also establishes standards for related disclosures about products, geographic areas and major customers.

The authoritative accounting guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Previously, the Company reported our segment information in two segments: Systems & Subsystems and Secure Systems & Information Assurance. To better highlight to investors its profitability and product offerings, beginning with the third quarter of fiscal 2012, the Company redefined its reportable operating segments based on the way in which the Chief Operating Decision Maker manages and evaluates the business. For this reason and consistent with authoritative guidance, the Company concluded that the EMS business should be reported as a separate segment, as this more closely aligns with its management organization and strategic direction. The Company also renamed the Systems & Subsystems segment to Systems, Subsystems & Components to more accurately describe the product offerings of this segment. There were no changes to the Secure Systems & Information Assurance segment. The Company’s operations are conducted in three principal business segments: Systems, Subsystems & Components (SSC), Secure Systems & Information Assurance (SSIA) and Electronic Manufacturing Services (EMS). The presentation of prior periods has been revised to conform to the new segments. Inter-segment sales are presented at their market value for disclosure purposes.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Year ended November 30, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$170,685	$18,300	$55,315	$—	$—	$244,300

Total revenue	170,685	18,300	55,315	—	—	244,300

Operating income before expenses below:	23,429	4,065	(346)	—	—	27,148
Corporate—head office expenses	—	—	—	8,075	—	8,075
Acquisition related charges	196	—	39	614	—	849
Restructuring	2,046	111	240	220	—	2,617
Depreciation and amortization	11,278	412	5,114	326	—	17,130
Other expense (income)	2,475	70	112	24,557	—	27,214
Income tax expense (benefit)	1,929	581	—	(7,845)	—	(5,335)

Income (loss) from continuing operations	$5,505	$2,891	$(5,851)	$(25,947)	$—	$(23,402)
Income from discontinued operations, net of tax	16,174	—	—	—	—	16,174

Net income (loss)	$21,679	$2,891	$(5,851)	$(25,947)	$—	$(7,228)

Segment assets—as at November 30, 2013	$249,363	$15,068	$34,741	$5,406	$—	$304,578
Goodwill included in assets—as at Nov. 30, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2013	$2,042	$64	$363	$4	$—	$2,473

Year ended November 30, 2012 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$160,579	$22,502	$59,300	$—	$—	$242,381

Total revenue	160,579	22,502	59,300	—	—	242,381

Operating income before expenses below:	27,240	4,246	363	—	—	31,849
Corporate—head office expenses	—	—	—	7,739	—	7,739
Acquisition related charges	817	—	—	3,210	—	4,027
Restructuring	2,776	946	13,120	237	—	17,079
Depreciation and amortization	12,515	375	3,817	238	—	16,945
Goodwill impairment	20,387	—	87,108	—	—	107,495
Other expense (income)	3,641	19	117	28,929	—	32,706
Income tax expense (benefit)	(1,992)	556	10	(3,881)	—	(5,307)

Income (loss) from continuing operations	$(10,904)	$2,350	$(103,809)	$(36,472)	$—	$(148,835)
Income from discontinued operations, net of tax	132	—	—	—	—	132

Net income (loss)	$(10,772)	$2,350	$(103,809)	$(36,472)	$—	$(148,703)

Segment assets—as at November 30, 2012	$317,791	$13,496	$52,589	$8,839	$—	$392,715
Goodwill included in assets—as at Nov. 30, 2012	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2012	$1,014	$19	$106	$—	$—	$1,139

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Six months ended November 30, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$71,504	$12,522	$40,291	$—	$—	$124,317

Total revenue	71,504	12,522	40,291	—	—	124,317

Operating income (loss) before expenses below:	12,497	1,948	1,822	—	—	16,267
Corporate—head office expenses	—	—	—	2,078	—	2,078
Corporate—acquisition related charges	—	—	—	638	—	638
Restructuring costs	365	458	631	304	—	1,758
Depreciation and amortization	5,387	176	2,241	13	—	7,817
Other expense (income)	700	43	(378)	7,926	—	8,291
Income tax expense (benefit)	(11,451)	400	3	61	—	(10,987)

Income (loss) from continuing operations	17,496	871	(675)	(11,020)	—	6,672
Income from discontinued operations, net of tax	1,212	—	—	—	—	1,212

Net income (loss)	$18,708	$871	$(675)	$(11,020)	$—	$7,884

Segment assets—as at November 30, 2011	$326,807	$15,604	$158,990	$5,046	$—	$506,447
Goodwill included in assets—as at Nov. 30, 2011	$120,689	$—	$89,444	$—	$—	$210,133
Purchase of fixed assets, to November 30, 2011	$756	$200	$250	$—	$—	$1,206

Year ended May 31, 2011 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Sales to external customers	$14,624	$19,128	$62,293	$—	$—	$96,045

Total revenue	14,624	19,128	62,293	—	—	96,045

Operating income before expenses below:	(289)	(667)	3,912	—	—	2,956
Corporate—head office expenses	—	—	—	5,033	—	5,033
Corporate—acquisition related charges	—	—	—	12,798	—	12,798
Restructuring	43	442	2,336	1,712	—	4,533
Depreciation and amortization	393	418	1,453	105	—	2,369
Other expense (income)	(802)	62	466	5,156	—	4,882
Income tax expense (benefit)	(2,691)	—	11	—	—	(2,680)

Income (loss) from continuing operations	$2,768	$(1,589)	$(354)	$(24,804)	$—	$(23,979)
Loss from discontinued operations, net of tax	(2,238)	—	—	—	—	(2,238)

Net income (loss)	$530	$(1,589)	$(354)	$(24,804)	$—	$(26,217)

Segment assets—as at May 31, 2011	$7,565	$11,083	$150,696	$103,828	$—	$273,172
Goodwill included in assets—as at May 31, 2011	$1,141	$—	$89,160	$—	$—	$90,301
Purchase of fixed assets, to May 31, 2011	$235	$647	$901	$72	$—	$1,855

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company has operations in the United States, United Kingdom, Canada, Mexico, China and Germany. Revenues are attributed to geographic regions based upon the location of the customer. The geographic distribution of sales is as follows:

	(in thousands)
	Year ended November 30, 2013	Year ended November 30, 2012	Six months ended November 30, 2011	Year ended May 31, 2011
Revenues
United States	$177,057	$185,564	$101,499	$80,444
United Kingdom	23,503	22,832	6,047	6,267
Canada	9,188	9,286	3,195	7,334
China	3,834	7,257	1,897	—
Germany	5,002	4,067	1,606	—
All other countries	25,716	13,375	10,073	2,000

Total	$244,300	$242,381	$124,317	$96,045

The geographic distribution of long-lived assets is as follows at November 30:

	(in thousands)
	2013	2012
Long-lived assets (in thousands)
United States	$25,369	$30,905
United Kingdom	9,121	8,878
Canada	452	642
Mexico	29	48
China	398	485
Germany	12	17

Total	$35,381	$40,975

23. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company was required to match 50% of the first 5% deferred contributions for certain employee contributions. The employer match was suspended effective March 11, 2013 and subsequent to year end will be reinstated effective April 2014.

Employees may contribute up to a maximum of 100% of eligible compensation. During the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011, the Company incurred $297, $1,086, $436, and $484, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

24. TRANSITION PERIOD COMPARABLE INFORMATION

On June 3, 2011, our Board of Directors approved a change in our fiscal year end from May 31 to November 30, with the change to the reporting cycle beginning December 1, 2011. The comparable amounts for the year ended November 30, 2011 (unaudited) and the six months ended November 30, 2010 (unaudited), are as follows:

Operating Information:

	(in thousands)
	For the Year Ended Nov. 30, 2012	For the Year Ended Nov. 30, 2011 (Unaudited)	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Revenue, net	$242,381	$172,499	$124,317	$47,862
Cost of revenues
Cost of revenues	186,209	135,455	94,702	36,785
Restructuring charges (note 21)	9,742	1,289	130	572

Total cost of revenues	195,951	136,744	94,832	37,357

Gross profit	46,430	35,755	29,485	10,505

Operating expenses
General and administrative	24,957	20,165	11,478	6,811
Selling expenses	14,440	10,734	7,169	2,003
Research and development	9,610	5,547	4,596	935
Business acquisition and related charges	4,027	13,436	638	—
Restructuring charges (note 21)	7,337	3,521	1,628	909

	60,371	53,403	25,509	10,658

Operating income (loss)	(13,941)	(17,648)	3,976	(153)
Other expense (income), net
Goodwill impairment	107,495	—	—	—
Interest expense, net	16,209	7,736	6,987	2,021
Amortization of note discounts and deferred financing costs	15,684	3,957	1,125	510
Other expense (income), net	813	(220)	179	(833)

	140,201	11,473	8,291	1,698

Loss from continuing operations before income taxes	(154,142)	(29,121)	(4,315)	(1,851)
(Benefit) expense for income taxes	(5,307)	(13,677)	(10,987)	10

Income (loss) from continuing operations	(148,835)	(15,444)	6,672	(1,861)
Income (loss) from discontinued operations, net of income taxes	132	(1,884)	1,212	858

Net income (loss)	$(148,703)	$(17,328)	$7,884	$(1,003)

Income (loss) per share from continuing operations—Basic and diluted	$(2.69)	$(0.36)	$0.13	$(0.21)
Income per share from discontinued operations—Basic and diluted	$0.00	$(0.04)	$0.02	$0.10

Net income (loss) per share—Basic and diluted	$(2.69)	$(0.40)	$0.15	$(0.11)

Weighted average shares outstanding
Basic	55,314,263	43,177,538	53,790,766	8,874,263
Diluted	55,314,263	43,177,538	53,802,763	9,274,197

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Cash Flows Information:

	(in thousands)
	For the Year Ended Nov. 30, 2012	For the Year Ended Nov. 30, 2011 (Unaudited)	For the Six Months Ended Nov. 30, 2011	For the Six Months Ended Nov. 30, 2010 (Unaudited)
Net Cash flows provided (used) by continuing activities	$2,818	$(7,644)	$(2,571)	$(3,606)
Net Cash flows provided by discontinued operations	6,158	(5,475)	966	5,491
Cash flows provided (used) by investing activities	(31,097)	(242,335)	(276,211)	566
Cash flows provided (used) by financing activities	26,973	265,304	185,267	(1,149)
Effect of exchange rate on cash and cash equivalents	(7)	331	(178)	(305)

Net change in cash and cash equivalents	$4,845	$10,181	$(92,727)	$997

25. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the Company’s selected quarterly financial data for the years ended November 30, 2013 and 2012, the six months ended November 30, 2011 and the year ended May 31, 2011:

	Three months ended				Year ended Nov. 30, 2013
	Feb. 28, 2013	May 31, 2013	Aug. 31, 2013	Nov. 30, 2013
Revenues	$58,304	$64,229	$62,630	$59,137	$244,300
Operating expenses	13,334	13,520	12,659	12,626	52,139

Operating income (loss)	(1,281)	1,097	2,315	(3,654)	(1,523)

Net income (loss)	$(14,426)	$7,473	$6,968	$(7,243)	$(7,228)

Basic earnings (loss) per share	$(0.26)	$0.13	$0.12	$(0.14)	$(0.15)

Diluted earnings (loss) per share	$(0.26)	$0.13	$0.12	$(0.14)	$(0.15)

	Three months ended				Year ended Nov. 30, 2012
	Feb. 28, 2012	May 31, 2012	Aug. 31, 2012	Nov. 30, 2012
Revenues	$61,984	$68,270	$58,759	$53,368	$242,381
Operating expenses	12,422	18,076	14,003	15,870	60,371

Operating income (loss)	3,128	(10,779)	(1,152)	(5,138)	(13,941)

Net income (loss)	$773	$(109,507)	$(27,666)	$(12,303)	$(148,703)

Basic earnings (loss) per share	$0.01	$(1.98)	$(0.50)	$(0.22)	$(2.69)

Diluted earnings (loss) per share	$0.01	$(1.98)	$(0.50)	$(0.22)	$(2.69)

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

	Three months ended		Six months ended Nov. 30, 2011
	Aug. 31, 2011	Nov. 30, 2011
Revenues	$58,425	$65,892	$124,317
Operating expenses	13,598	11,911	25,509

Operating income (loss)	13	3,963	3,976

Net income (loss)	$10,372	$(2,488)	$7,884

Basic earnings (loss) per share	$0.20	$(0.05)	$0.15

Diluted earnings (loss) per share	$0.20	$(0.05)	$0.15

	Three months ended
	Aug. 31, 2010	Nov. 30, 2010	Feb. 28, 2011	May 31, 2011	Year ended May 31, 2011
Revenues	$25,197	$22,665	$23,139	$25,044	$96,045
Operating expenses	4,562	6,096	11,062	16,833	38,553

Operating income (loss)	605	(758)	(6,441)	(15,183)	(21,777)

Net income (loss)	$757	$(1,761)	$(10,547)	$(14,666)	$(26,217)

Basic earnings (loss) per share	$0.08	$(0.20)	$(0.83)	$(0.32)	$(1.27)

Diluted earnings (loss) per share	$0.08	$(0.20)	$(0.83)	$(0.32)	$(1.27)

26. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 12, 2014, the date the financial statements were issued, and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On December 31, 2013, the Company completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. The Company sold the facility to an unaffiliated third party for a purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. The Company used $14,200 of the proceeds of the Sale/Leaseback to prepay a portion of its outstanding indebtedness under the Term Loan Agreement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012	Six months ended Nov. 30, 2011	Year ended May 31, 2011
Allowance for doubtful accounts
Balance beginning of period	$609	$474	$173	$102
Charged to costs and expenses	302	(145)	(116)	180
Charged to other accounts (1)	—	280	417	50
Deductions (2)	(214)	—	—	(159)

Balance at end of period	$697	$609	$474	$173
Inventory obsolescence reserve
Balance beginning of period	$7,822	$9,731	$3,148	$3,295
Charged to costs and expenses	4,970	9,281	105	1,561
Charged to other accounts (1)	—	4,667	6,478	843
Deductions (3)	(221)	(15,857)	—	(2,551)

Balance at end of period	$12,571	$7,822	$9,731	$3,148

(1)	Provision primarily as a result of business acquisitions.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Obsolete inventory written off, net of recoveries.