Form 10-Q
period 2014-02-28
API Technologies Corp.
filed 2014-04-09
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

(855) 294-3800

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

55,382,384 shares of common stock with a par value of $0.001 per share at April 2, 2014.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 28, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	February 28, 2014	November 30, 2013
Assets
Current
Cash and cash equivalents	$9,282	$6,351
Restricted cash (note 4b)	1,500	1,500
Accounts receivable, less allowance for doubtful accounts of $780 and $697 at February 28, 2014 and November 30, 2013, respectively	40,829	39,751
Inventories, less provision for obsolescence of $11,286 and $12,571 at February 28, 2014 and November 30, 2013, respectively (note 6)	52,664	58,218
Deferred income taxes	2,351	2,426
Prepaid expenses and other current assets	1,592	2,445

	108,218	110,691
Fixed assets, net	32,834	35,231
Fixed assets held for sale (note 2)	150	150
Goodwill	116,770	116,770
Intangible assets, net	36,407	38,780
Other non-current assets	3,001	2,956

Total assets	$297,380	$304,578

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$27,606	$32,217
Deferred revenue	4,619	3,519
Current portion of long-term debt (note 9)	7,116	8,155

	39,341	43,891
Deferred income taxes	5,777	5,517
Other long-term liabilities	1,142	1,135
Long-term debt, net of current portion, and discount of $7,549 and $8,100 at February 28, 2014 and November 30, 2013, respectively (note 9)	87,446	96,606
Deferred gain (note 9e)	8,234	—

	141,940	147,149

Commitments and contingencies (note 15)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $1,058 and $1,042 liquidation preference and 1,000,000 authorized shares, 26,000 and 26,000 shares issued and outstanding at February 28, 2014 and November 30, 2013, respectively) (note 10)	26,761	26,326
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 55,362,738 and 54,846,071 shares issued and outstanding at February 28, 2014 and November 30, 2013, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 28, 2014 and November 30, 2013, respectively)	—	—
Additional paid-in capital	327,853	327,901
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(203,315)	(200,798)
Accumulated other comprehensive income	1,713	1,572

	128,679	131,103

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$297,380	$304,578

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended Feb. 28, 2014	For the Three Months Ended Feb. 28, 2013
Revenue, net	$58,918	$58,304
Cost of revenues
Cost of revenues	45,274	46,148
Restructuring charges	299	103

Total cost of revenues	45,573	46,251

Gross profit	13,345	12,053

Operating expenses
General and administrative	5,719	6,635
Selling expenses	3,757	3,684
Research and development	2,074	2,305
Business acquisition and related charges	110	468
Restructuring charges	118	242

Total operating expenses	11,778	13,334

Operating income (loss)	1,567	(1,281)
Other expense (income), net
Interest expense, net	2,410	4,343
Amortization of note discounts and deferred financing costs	665	10,753
Other expense (income), net	110	(797)

	3,185	14,299

Loss from continuing operations before income taxes	(1,618)	(15,580)
Expense for income taxes	506	178

Loss from continuing operations	(2,124)	(15,758)
Income from discontinued operations, net of tax	—	1,334

Net loss	$(2,124)	$(14,424)
Accretion on preferred stock	(393)	—

Net loss attributable to common shareholders	$(2,517)	$(14,424)

Loss per share from continuing operations—Basic and diluted	$(0.05)	$(0.28)
Income per share from discontinued operations—Basic and diluted	$0.00	$0.02

Net loss per share—Basic and diluted	$(0.05)	$(0.26)

Weighted average shares outstanding
Basic	55,426,635	55,369,100
Diluted	55,426,635	55,369,100
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	141	(1,418)

Other comprehensive income (loss)	141	(1,418)

Comprehensive loss	$(1,983)	$(15,842)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2013	26,000	$26,326	54,846,071	$55	$327,901	$2,373	$(200,798)	$1,572	$131,103
Accretion on Redeemable Preferred Stock (Dividends see Note 10)	—	393	—	—	—	—	(393)	—	(393)
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 10)	—	42	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(48)	—	—	—	(48)
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (Note 11)	—	—	516,667	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	(2,124)	—	(2,124)
Other comprehensive loss	—	—	—	—	—	—	—	141	141

Balance at February 28, 2014	26,000	$26,761	55,362,738	$55	$327,853	$2,373	$(203,315)	$1,713	$128,679

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Three Months Ended February 28,
	2014	2013
Cash flows from operating activities
Net loss	$(2,124)	$(14,424)
Less: Income from discontinued operations	—	(1,334)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	4,130	4,308
Amortization of note discounts and deferred financing costs	665	476
Amortization of note discounts and deferred financing costs due to debt extinguishment	—	10,277
Write down of fixed assets	—	19
Stock based compensation	(48)	390
Gain on sale of fixed assets	(99)	—
Accrued income tax – discontinued operations	—	(795)
Deferred income taxes	335	824
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(2,555)	(4,024)
Inventories	5,427	(2,637)
Prepaid expenses and other current assets	855	(254)
Accounts payable and accrued expenses	(4,575)	(742)
Deferred revenue	476	107

Net cash provided (used) by continuing activities	2,487	(7,809)
Net cash provided by discontinued operations	—	1,658

Net cash provided (used) by operating activities	2,487	(6,151)
Cash flows from investing activities
Purchase of fixed assets	(105)	(184)
Purchase of intangible assets	(55)	(115)
Net proceeds from disposal of fixed assets (note 9e)	15,108	—
Restricted cash	—	700
Business acquisitions (note 13)	1,414	(600)
Discontinued operations	—	(17)

Net cash provided (used) by investing activities	16,362	(216)
Cash flows from financing activities
Repayments of long-term debt (note 9)	(25,480)	(188,536)
Net proceeds from long-term debt (note 9)	9,508	184,497

Net cash used by financing activities	(15,972)	(4,039)
Effect of exchange rate on cash and cash equivalents	54	(65)

Net change in cash and cash equivalents	2,931	(10,471)
Cash and cash equivalents, beginning of period—continuing operations	6,351	20,535
Cash and cash equivalents, beginning of period—discontinued operations	—	—

Cash and cash equivalents, beginning of period	6,351	20,535

Cash and cash equivalents, end of period	$9,282	$10,064
Cash and cash equivalents, end of period—discontinued operations	—	(210)

Cash and cash equivalents, end of period—continuing operations	$9,282	$10,274

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”) designs, develops, and manufactures systems, subsystems, modules, and components for RF/microwave, millimeter wave, electromagnetic, power, and security applications, as well as provides electronics manufacturing for technically demanding, high-reliability applications.

On December 31, 2013, the Company completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. The Company sold the facility to an unaffiliated third party for a purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. The Company used $14,200 of the proceeds of the Sale/Leaseback to prepay a portion of its outstanding term loan indebtedness.

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

On March 22, 2012, API completed the acquisition, through its UK-based subsidiary API Technologies (UK) Limited (“API UK”), of the entire issued share capital of C-MAC Aerospace Limited (“C-MAC”), for a total purchase price of £20,950 pounds sterling (approximately $33,000 USD), including the assumption of C-MAC’s loan facility. C-MAC is a leading provider of high-reliability electronic systems, modules, and components to the defense, aerospace, space, industrial and energy sectors.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2014 and the results of its operations and cash flows for the three month period ended February 28, 2014. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2013 included in the Company’s Form 10-K filed with the SEC on February 12, 2014.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. On a quarterly basis, the Company evaluates inventories for potential write-down for identifiable obsolescence and slow moving items. The evaluation includes analysis of future demand, product mix and possible alternative uses. The Company records a provision for both excess and obsolete inventory when write-downs or write-offs are identified. Any write-down of inventory at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances.

The Company periodically reviews and analyzes its inventory management systems, and conducts inventory impairment testing on a quarterly basis.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at February 28, 2014. This land and building were part of the fixed assets held for sale reported at November 30, 2013.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations of Data Bus and Sensors for prior periods are reported as discontinued operations (Note 4) and not included in the continuing operations.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 49%, 3% and 10% of the Company’s revenues for the three months ended February 28, 2014 (47%, 2% and 6% for the three months ended February 28, 2013), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, is shown in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Comparative Reclassifications

Certain amounts from fiscal 2013 have been reclassified to conform to the February 28, 2014 financial statement presentation. The reclassifications related to a change in the presentation of discontinued operations (see Note 4).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2013. The Company will adopt this standard in the quarter ended May 31, 2014, which should not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued guidance which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will adopt this standard in the quarter ended May 31, 2014, which should not have a material impact on its consolidated financial statements.

4. DISCONTINUED OPERATIONS

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

The operating results of Data Bus are summarized as follows:

(in thousands) Three months ended February 28,
2013
Revenue, net	$2,708
Cost of revenues	1,235

Gross Profit	1,473
General and administrative	184
Selling expenses	33
Research and development	—
Restructuring	—
Provision for income taxes	463
Provision for income taxes — Gain on sale of Data Bus	—
Other expenses (income)	—

Income from discontinued operations, net of tax	$793

The Company has a transition services agreement with the Purchaser, where the Company will manufacture products in the United States for a period of up to 12 months and manufacture certain products in the United Kingdom for a period of up to 4 years. The Company has determined that the U.K. transition services agreement does not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

b) Sensors

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of the Sensors companies for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum.

The operating results of Sensors are summarized as follows:

(in thousands) Three months ended February 28,
2013
Revenue, net	$6,146
Cost of revenues	4,648

Gross Profit	1,498
General and administrative	201
Selling expenses	302
Research and development	123
Provision for income taxes	332
Provision for income taxes — Gain on sale of Sensors	—
Other expenses (income)	(1)

Income (loss) from discontinued operations, net of tax	$541

Pursuant to a transition services agreement, the Company will manufacture products for a period of up to 9 months and provide certain administrative services to the purchaser over a period of up to 18 months. The Company has determined that the transition services agreement does not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

5. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	(in thousands)
	February 28, 2014			November 30, 2013
	2014 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$150	$150	$—
Derivative liabilities – Redeemable Preferred Stock (Note 10)	(179)	(179)	—	(179)	(179)	—

Total	$(29)	$(29)	$—	$(29)	$(29)	$—

The following is a summary of activity for the three months ended February 28, 2014 and year ended November 30, 2013 for assets and liabilities measured at fair value based on unobservable measure criteria:

	(in thousands)
	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—
Less: Adjustment to fair value of derivative liabilities	—	88

Balance, November 30, 2013	$150	$(179)
Less: Fixed assets sold	—	—

Balance, February 28, 2014	$150	$(179)

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

6. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	February 28, 2014	November 30, 2013
Raw materials	$24,099	$26,015
Work in progress	20,130	23,425
Finished goods	8,435	8,778

Total	$52,664	$58,218

Inventories are presented net of valuation allowances.

7. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its U.K. subsidiaries for approximately $417 (250 GBP), which renews in July 2014. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of February 28, 2014 and November 30, 2013.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	February 28, 2014	November 30, 2013
Trade accounts payable	$18,729	$20,714
Accrued expenses	6,077	6,586
Wage and vacation accrual	2,800	4,917

Total	$27,606	$32,217

9. LONG-TERM DEBT

The Company had the following long-term debt obligations:

	(in thousands)
	February 28, 2014	November 30, 2013
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$71,656	$86,810
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a) (b)	23,634	24,345
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (c)	1,321	1,318
Note payable – RTIE acquisition (d)	35	139
Capital leases payable (e)	5,465	249

	$102,111	$112,861
Less: Current portion of long-term debt	(7,116)	(8,155)
Discount and deferred financing charges on term loans	(7,549)	(8,100)

Long-term portion	$87,446	$96,606

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement with various lenders and Guggenheim Corporate Funding, LLC (the “Term Loan Agreement”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

On December 31, 2013, the Company repaid $14,200 of its term loans from the proceeds of the “Sale/Leaseback, (see e) below) of the Company’s facility located in State College, Pennsylvania. On July 5, 2013 and April 17, 2013, the Company sold Data Bus and Sensors (Note 4) and repaid approximately $28,780 and $44,919, respectively, of its term loans from the proceeds of these sales, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

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

As of February 28, 2014, $71,656 was outstanding under the Term Loan Agreement, $23,634 was outstanding under the Revolving Loan Agreement, and approximately $11,212 was available for future borrowings under the Revolving Loan Agreement.

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

b)	In connection with Amendment No. 2 to Credit Agreement on March 21, 2014, the revolving loans were repaid in full and the Revolving Loan Agreement was terminated (see Note 19—Subsequent Events).
c)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 28, 2013. The mortgage is secured by the subsidiary’s assets.
d)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. The aggregate principal amount of the Promissory Note payable outstanding was $35 as of February 28, 2014.
e)	On December 31, 2013, the Company completed the Sale/Leaseback. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

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

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The holder has the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially $1,000 per share and $1,058 per share as of February 28, 2014) of the Series A Preferred Stock plus the amount of unpaid and accrued dividends into common stock of API at $6.00 per share. The outstanding Series A Preferred Stock, as of February 28, 2014, is convertible into approximately 4,583,457 shares of common stock.

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

On or before March 22, 2019, all of the outstanding shares of Series A Preferred Stock are to be redeemed by the Company for the amount of the Liquidation Preference, plus any and all amounts owing to the holder of such redeemed shares pursuant to the terms of the Note Purchase Agreement, the Note or any other document delivered in connection therewith. The Company must offer to redeem all of the shares of Series A Preferred Stock upon a Mandatory Redemption Event. A holder of Series A Mandatorily Redeemable Preferred Stock may accept or reject such offer of redemption.

On March 21, 2014, all of the shares of the Series A Preferred Stock were redeemed for $27,600 and cancelled (see Note 19—Subsequent Events).

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of February 28, 2014, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of February 28, 2014. Exchangeable shares are substantially equivalent to our common shares.

The Company issued no options or RSUs during three months ended February 28, 2014 and 2013, respectively (Note 12). The Company values its option grants using the Black-Scholes option-pricing model.

12. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,393,678 shares are available for issuance pursuant to options, RSUs, or stock as of February 28, 2014. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 28, 2014 there was $256 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2016.

During the three months ended February 28, 2014 and 2013, ($48) and $390, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— November 30, 2012	2,417,606	$5.06
Less forfeited	(569,121)	$5.26
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—November 30, 2013	1,848,485	$4.98
Less forfeited	(173,215)	$5.41
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—February 28, 2014	1,675,270	$4.94

Stock Options exercisable— February 28, 2014	1,319,849	$5.24

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding— November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised—Stock issued	(72,333)	$4.94

RSUs outstanding—November 30, 2013	81,667	$3.72
Issued	—	$—
Exercised—Stock issued	—	$—

RSUs outstanding— February 28, 2014	81,667	$3.72

RSUs exercisable— February 28, 2014	—	$—

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at Feb. 28, 2014	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at Feb. 28, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	803,333	$3.15	8.01	$227	421,655	$3.52	$—
$3.56 – $ 4.99	27,084	$3.56	6.65	$—	16,251	$3.56	$—
$5.00 – $ 6.99	909,434	$5.99	6.46	$—	864,851	$5.98	$—
$7.00 – $ 20.00	17,086	$11.85	3.74	$—	17,092	$11.85	$—

	1,756,937		7.14	$227	1,319,849		$—

The intrinsic value is calculated as the excess of the market value as of February 28, 2014 over the exercise price of the shares. The market value as of February 28, 2014 was $2.78 as reported by the NASDAQ Stock Market.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Three months ended
	February 28, 2014	February 28, 2013
Supplemental Cash Flow Information
Cash paid for income taxes	$244	$210
Cash paid for interest	$1,711	$3,806
Capital lease obligation	$5,225	$—

In February 2014, the Company received $1,414 related to a tax refund from the acquisition of one of its subsidiaries, SenDEC Corporation.

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended February 28
	2014	2013
Weighted average shares-basic	55,426,635	55,369,100
Effect of dilutive securities	*	*

Weighted average shares—diluted	55,426,635	55,369,100

Basic EPS and diluted EPS for the three months ended February 28, 2014 and 2013 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,756,937 (2,075,738 – February 28, 2013) incremental shares, and 892,862 warrants have been excluded from the February 28, 2014 and 2013 computation of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

15. COMMITMENTS AND CONTINGENCIES

a)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and three API subsidiaries (the “API Pennsylvania Subsidiaries”) in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

b)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of February 28, 2014 and November 30, 2013. As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

16. INCOME TAXES

For the three month periods ended February 28, 2014 and 2013, the Company’s effective income tax rates were (31.3)% and (1.1)% for continuing operations, respectively compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of February 28, 2014 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the three months ended February 28, 2014, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets. The difference between the effective tax rate and U.S. statutory tax as of February 28, 2013 is primarily due to existence of valuation allowance for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate.

As of February 28, 2014, the Company has no significant unrecognized tax benefits.

The Company records interest and penalties related to tax matters within general and administrative expenses on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2008-2013 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2008-2013 remain open to examination by Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

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

The Company has recorded $1,441 of salary and related charges for the Ottawa restructuring. As of February 28, 2014, $842 is included in accounts payable and accrued liabilities.

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

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(9,439)

Balance – Lease impairment accrual, February 28, 2014	$2,499

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

The authoritative accounting guidance uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations are conducted in three principal business segments: Systems, Subsystems & Components (SSC), Secure Systems & Information Assurance (SSIA) and Electronic Manufacturing Services (EMS). Inter-segment sales are presented at their market value for disclosure purposes. Corporate includes general and administrative functions and unallocated costs of our shared service operations/management, administrative and other shared corporate services functions such as information technology, legal, finance, human resources, and marketing. These administrative and other shared services costs have been allocated in the adjusted EBITDA measure based on a percent of revenue for each respective operating segment.

During the quarter ended February 28, 2014, the Company changed its reported basis of measurement of segment profit or loss. This change in reporting was applied to the quarter ended February 28, 2014 and the quarter ended February 28, 2013. The Company’s chief operating decision maker evaluates segment performance based primarily on revenues and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from continuing operations excluding depreciation and amortization, stock-based compensation expense and other items as described below. Management views adjusted EBITDA as an important measure of segment performance because it removes from operating results the impact of items that management believes do not reflect the Company’s core operating performance. Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in the Company’s credit facilities.

Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets.

Three months ended February 28, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$39,661	$5,399	$13,858	$—	$—	$58,918

Adjusted EBITDA:	4,390	1,081	1,023	—	—	6,494
Acquisition related charges						110
Restructuring						417
Depreciation and amortization						4,130
Interest expense, net						2,410
Amortization of note discounts and deferred financing costs						665
Other adjustments *						380

Loss from continuing operations before income taxes						$(1,618)

Segment assets—as at February 28, 2014	$242,424	$13,807	$31,306	$9,843	$—	$297,380
Goodwill included in assets—as at Feb. 28, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to February 28, 2014	$63	$15	$27	$—	$—	$105

Three months ended February 28, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$39,594	$3,842	$14,868	$—	$—	$58,304

Adjusted EBITDA:	4,179	805	175	—	—	5,159
Acquisition related charges						468
Restructuring charges						345
Depreciation and amortization						4,308
Interest expense, net						4,343
Amortization of note discounts and deferred financing costs						10,753
Other adjustments *						522

Loss from continuing operations before income taxes						$(15,580)

Segment assets—as at November 30, 2013	$249,363	$15,068	$34,741	$5,406	$—	$304,578
Goodwill included in assets—as at November 30, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to February 28, 2013	$169	$15	$—	$—	$—	$184

*	Other adjustments primarily include inventory provisions ($344—2014; $643—2013), stock based compensation ($(48)—2014; $390—2013), corporate franchise taxes ($41—2014; $28—2013), financing related costs ($129—2014; nil—2013), foreign exchange losses ($132—2014; nil—2013), reversal of contingency accrual ($nil—2014; $(539)—2013) and in fiscal 2014 also include lease payments for the State College, Pennsylvania facility ($(218)—2014).

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2014, the date the financial statements were issued, and up to the time of filing of the financial statements with the SEC.

On March 21, 2014, the Company entered into Amendment No. 2 to Credit Agreement (the “Amendment”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”).

The Amendment amends the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $55,000 (the “Incremental Term Loan Facility”), which Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165,000 term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, the Amendment amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

The proceeds of the Incremental Term Loan Facility were used (i) to pay in full and terminate the Company’s Revolving Loan Agreement; (ii) to redeem all 26,000 shares of the Company’s Series A Preferred Stock that were outstanding (as described below); (iii) to pay fees, costs and expenses associated with the Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes.

The Company, as of March 21, 2014, redeemed all 26,000 shares of its Series A Preferred Stock that were outstanding. The Company paid the holder of the Series A Preferred Stock an aggregate of $27,600 to effect the redemption. Following redemption, all shares of Series A Preferred Stock were cancelled and such shares were returned to authorized but undesignated shares of the Company’s preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, our unaudited Consolidated Financial Statements and accompanying Notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended November 30, 2013 to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

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

Operating through our three segments, Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA), we are positioned as a differentiated solution provider to U.S. and U.S. friendly governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products for critical applications, our solutions portfolio spans RF/microwave and microelectronics, electromagnetics, power products, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production and secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

On December 31, 2013, we completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. We used $14,200 of the proceeds of the Sale/Leaseback to prepay a portion of our outstanding indebtedness under the Term Loan Agreement.

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

On February 6, 2013, we refinanced substantially all of our indebtedness. We entered into (i) a Credit Agreement (as amended, modified and supplemented from time to time, the “Term Loan Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto and Guggenheim Corporate Funding, LLC, as administrative agent, that provides for a $165.0 million term loan facility; and (ii) a Credit Agreement (as amended, modified and supplemented from time to time, the “Revolving Loan Agreement”), by and among the Company and certain of its U.S. subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and U.K. security trustee, that provides for a $50.0 million revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for a revolving borrowing base credit facility that is available to certain of our United Kingdom subsidiaries, a $10.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swingline loans. The proceeds of both loan facilities were used to refinance and pay in full our existing credit facility under a Credit Agreement by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner (the “Credit Agreement”), to payoff the term loan facility with Lockman Electronics Holdings Limited, and to pay fees, costs and expenses associated with the refinancing.

Commencing in 2010, we began various cost reduction initiatives, including an EMS restructuring that commenced in the third quarter of fiscal 2012, to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. We have implemented further cost reduction initiatives to reduce the number of facilities and personnel that resulted in us consolidating certain of our manufacturing operations, specifically in St. Mary’s, Pennsylvania, Palm Bay, Florida and three other Pennsylvania facilities into other existing locations in the U.S., our EMS operations and our C-MAC operations. During the year ended November 30, 2013, we also began the consolidation of certain parts of our Ottawa, Canada operations to State College, Pennsylvania. The collective impact of these changes has resulted in a net reduction of costs of approximately $42.0 million on an annualized basis.

Recent Developments

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (the “Amendment”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”). The Amendment amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Credit Agreement”).

The Amendment amends the Credit Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $55 million (the “Incremental Term Loan Facility”), which Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165 million term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, the Amendment amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

The proceeds of the Incremental Term Loan Facility were used (i) to pay in full the amounts due under our Revolving Loan Agreement, which Revolving Loan Agreement was then terminated; (ii) to redeem all 26,000 shares of the Company’s Series A Mandatorily Redeemable Preferred Stock that were outstanding (as described below); (iii) to pay fees, costs and expenses associated with the Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes.

As of March 21, 2014, we redeemed all 26,000 shares of our Series A Mandatorily Redeemable Preferred Stock that were outstanding. We paid the holder of the Series A Mandatorily Redeemable Preferred Stock an aggregate of $27.6 million to effect the redemption. Following redemption, all shares of Series A Mandatorily Redeemable Preferred Stock were cancelled and such shares were returned to authorized but undesignated shares of preferred stock.

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

Systems, Subsystems & Components (SSC) Revenue includes high-performance RF/microwave, electromagnetic, power, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile defense systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from various world governments, including militaries, defense organizations, commercial aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

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

Backlog

Our sales backlog at February 28, 2014 was approximately $124.4 million compared to approximately $131.0 million at November 30, 2013. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $90.0 million of our backlog orders will be filled by February 28, 2015. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	February 28, 2014	November 30, 2013	% Change
Backlog by segments:
SSC	$99,663	$96,493	3.3%
EMS	17,918	25,028	(28.4)%
SSIA	6,827	9,489	(28.1)%

	$124,408	$131,010	(5.0)%

The decrease at February 28, 2014 compared to November 30, 2013 was related to our EMS and SSIA segments as a result of lower EMS and SSIA bookings due to program timing in the quarter ended February 28, 2014, partially offset by increased SSC bookings in the quarter ended February 28, 2014.

Results of Operations for the Three Months Ended February 28, 2014 and 2013

The following discussion of results of operations is a comparison of our three months ended February 28, 2014 and 2013.

Segment Operating Revenue and Adjusted EBITDA

Financial information for each of our segments is set forth in Part I- Item 1, Financial Statements (unaudited), Note 18 “Segment Information” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of revenue and adjusted EBITDA. Segment adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. Our reportable segment measure of adjusted EBITDA is not a recognized measure under GAAP and should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance derived in accordance with GAAP. Our segment adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment adjusted EBITDA in the same manner.

Our segment Adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items include stock-based compensation expense, non-cash inventory provisions, corporate franchise taxes, financing related costs, foreign exchange losses, reversal of contingency accruals and lease payments related to the Sale/Leaseback.

	(dollar amounts in thousands) Three months ended February 28,
	2014	2013	% Change
Revenues by segments:
SSC	$39,661	$39,594	0.2%
EMS	13,858	14,868	(6.8)%
SSIA	5,399	3,842	40.5%

	$58,918	$58,304	1.1%

We recorded a 1.1% increase in overall revenues for the three months ended February 28, 2014 over the same period in 2013. The increase was due to higher revenues in our SSIA and SSC segments, partially offset by a decrease in the EMS segment compared to the three months ended February 28, 2013. During the three months ended February 28, 2014, the decrease in our EMS segment revenues was due to timing of certain programs. The SSIA revenues increased primarily due to new customer programs.

	(dollar amounts in thousands) Three months ended February 28,
	2014	2013	% Change
Segment Adjusted EBITDA:
SSC	$4,390	$4,179	5.0%
EMS	1,023	175	484.6%
SSIA	1,081	805	34.3%

The SSC segment adjusted EBITDA for the three months ended February 28, 2014 was slightly higher than the comparable period in 2013. During the three months ended February 28, 2014, the increase in our EMS segment adjusted EBITDA was primarily due to favorable pricing, product mix and cost reductions in the quarter ended February 28, 2014 compared to the same period last year. The SSIA results include higher adjusted EBITDA as a result of higher revenues, partially offset by the impact of a change in product mix in the quarter ended February 28, 2014, compared to the same period last year, as we shipped products with slightly lower margin.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended February 28,
	2014	2013
Gross margin by segments:
SSC	24.7%	24.3%
EMS	13.1%	6.2%
SSIA	32.3%	39.4%
Overall	22.7%	20.7%

Our combined gross margin for the three months ended February 28, 2014 increased by approximately 2.0 percentage points compared to the three months ended February 28, 2013. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended February 28, 2014 from 79.3% to 77.3% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended February 28, 2014 was approximately the same as the comparable period in 2013. The EMS segment cost of revenues decreased by 6.9 percentage points compared to the same period in 2013, primarily due to improved pricing and cost reductions, resulting in products shipped with higher margins in the quarter ended February 28, 2014 compared to the same period last year. The SSIA segment realized an increase in cost of revenues of 7.1 percentage points primarily due to unfavorable product mix in the quarter ended February 28, 2014, as we shipped products with slightly lower margin. Combined restructuring costs recorded in the three months ended February 28, 2014 were approximately $0.3 million compared to approximately $0.1 million in the comparable period of 2013.

General and Administrative Expenses

General and administrative expenses decreased to approximately $5.7 million for the three months ended February 28, 2014 from $6.6 million for the three months ended February 28, 2013. The decrease is primarily a result of lower stock based compensation due to forfeitures, lower professional fees and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 9.7% for the three months ended February 28, 2014, compared to 11.4 for the three months ended February 28, 2013.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended February 28,
	2014	% of sales	2013	% of sales
Depreciation and Amortization	$2,516	4.3%	$2,646	4.5%
Accounting and Administration	$1,837	3.1%	$2,020	3.5%
Stock based compensation	$(48)	(0.1)%	$390	0.7%
Professional Services	$428	0.7%	$631	1.1%

Selling Expenses

Selling expenses were substantially the same, approximately $3.8 million for the three months ended February 28, 2014 compared to approximately $3.7 million for the three months ended February 28, 2013. As a percentage of sales, selling expenses were 6.4% for the three months ended February 28, 2014, compared to 6.3% for the three months ended February 28, 2013.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended February 28,
	2014	% of sales	2013	% of sales
Payroll Expense – Sales	$2,129	3.6%	$1,986	3.4%
Commissions	$1,090	1.9%	$1,165	2.0%
Advertising	$289	0.5%	$257	0.4%

Research and Development Expenses

Research and development costs decreased to approximately $2.1 million for the three months ended February 28, 2014 compared to approximately $2.3 million for the three months ended February 28, 2013. As a percentage of sales, research and development expenses were 3.5% for the three months ended February 28, 2014, compared to 4.0% for the three months ended February 28, 2013.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended February 28, 2014, business acquisition charges of approximately $0.1 million related to the C-MAC and RTIE acquisitions compared to approximately $0.5 million for the three months ended February 28, 2013.

Operating Income (loss)

We posted operating income from continuing operations for the three months ended February 28, 2014 of approximately $1.6 million compared to an operating loss of approximately $1.3 million for the three months ended February 28, 2013. The increase in operating income of approximately $2.9 million is primarily attributed to higher revenues, a change in product mix in the quarter and a decrease in operating expenses.

Other Expenses (Income)

Total other expense for the three months ended February 28, 2014 amounted to approximately $3.2 million, compared to other expense of $14.3 million for the three months ended February 28, 2013.

The decrease in other expense in the three month period ended February 28, 2014, compared to the comparable period in 2013 is largely attributable to the write-down of approximately $10.3 million of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans in 2013 and due to lower interest expense in the quarter ended February 28, 2014, compared to the comparable period in 2013.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.5 million for the three months ended February 28, 2014 compared to a net expense of $0.2 million in the three months ended February 28, 2013. The expense during the three months ended February 28, 2014, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year expense related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Income From Discontinued Operations

We had no activity in discontinued operations for the three months ended February 28, 2014, compared to net income from discontinued operations of approximately $1.3 million in the same period of fiscal 2013 related to Sensors and Data Bus.

Net loss

We recorded a net loss for the three months ended February 28, 2014 of approximately $2.1 million, compared to a net loss of approximately $14.4 million for the three months ended February 28, 2013. The decrease in net loss is largely due to the write-down of approximately $10.3 million of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans in the quarter ended February 28, 2013, lower interest expense from lower debt levels, and lower operating expenses in the three month period ended February 28, 2014, compared to the comparable period in 2013.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At February 28, 2014, we held cash and cash equivalents of approximately $9.3 million compared to $6.4 million at November 30, 2013. We believe that (i) our available cash and cash equivalents and (ii) future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

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

On March 21, 2014, we entered into the Amendment, which, among other things, amends the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $55 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165 million term loan facility provided upon the initial closing of the Term Loan Agreement. As of February 28, 2014, we had borrowed $71.7 million under the Term Loan Agreement and approximately $23.6 million under the Revolving Loan Agreement. As of such date, we were in compliance with our financial covenants under the Term Loan Agreement and the Revolving Loan Agreement. As of March 21, 2014, we had borrowed $126.7 million under the Term Loan Agreement.

The proceeds of the Incremental Term Loan Facility were used (i) to pay in full and terminate the Revolving Loan Agreement; (ii) to redeem all 26,000 shares of our Series A Mandatorily Redeemable Preferred Stock that were outstanding; (iii) to pay fees, costs and expenses associated with the Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes.

Term Loan Agreement

The term loans incurred pursuant to the Term Loan Agreement, as amended, including the term loans incurred pursuant to the Incremental Term Loan Facility (collectively, the “Term Loans”), bear interest, at our option, at the base rate plus 6.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 7.50%. For purposes of the Term Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest is due and payable in arrears monthly for Term Loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of Term Loans with interest periods greater than three months) in the case of Term Loans bearing interest at the adjusted LIBOR rate. Principal payments of the Term Loans are paid at the end of each of our fiscal quarters, with the balance of any outstanding Term Loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.25% for the fiscal quarters through the end of our 2014 fiscal year, at 1.875% for the fiscal quarters through the end of our 2015 fiscal year and at 2.50% for each of the fiscal quarters thereafter.

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

The Term Loans are secured by a security interest in substantially all of the assets owned by the Company and the subsidiary guarantors.

The Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders, in each case subject to customary exceptions for a term loan of this size and type.

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2014, the interest coverage ratio must be not less than the ratio set forth opposite such period below:

Applicable Ratio	Applicable Period
2.10.1.00	For the Test Period ending on February 28, 2014
2.10.1.00	For the Test Period ending on May 31, 2014
2.10.1.00	For the Test Period ending on August 31, 2014
2.10.1.00	For the Test Period ending on November 30, 2014

The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2014, the leverage ratio must be not greater than the ratio set forth opposite such period below:

Applicable Ratio	Test Period Ending
5.75:1.00	February 28, 2014
5.50:1.00	May 31, 2014
5.50:1.00	August 31, 2014
5.50:1.00	November 30, 2014

As at February 28, 2014, the Company was in compliance with its financial covenants under the Term Loan Agreement.

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

Quarter Ended February 28, 2014 Compared to February 28, 2013

Cash generated by operating activities of approximately $2.5 million for the three months ended February 28, 2014 (“Q1 FY2014”) was higher than cash used by continuing operations of approximately $7.8 million for the three months ended February 28, 2013 (“Q1 FY2013”). The increase in cash generated by operating activities resulted primarily from higher operating income and a decrease in the net cash used by changes in operating assets and liabilities during Q1 FY2014. The decreased use in cash from changes in operating assets and liabilities in Q1 FY2014 compared to Q1 FY2013 was primarily related to changes in inventory.

Cash generated by investing activities for the three months ended February 28, 2014 was approximately $16.4 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, and $1.4 million tax refund related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $0.2 million. Cash used in investing activities for the three months ended February 28, 2013 consisted of approximately $0.3 million related to the acquisition of fixed and intangible assets and $0.6 million related to the final payment of the CMT purchase price, partially offset by the release of $0.7 million held in restricted cash for the CMT final payment.

Cash used by financing activities for the three months ended February 28, 2014 totaled approximately $16.0 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement, partially offset by net proceeds associated with the Revolving Loan Agreement. During the three months ended February 28, 2013 cash used by financing of approximately $4.0 million consisted mainly of repayment of the term loans and the repayment of certain capital lease obligations.

Contractual Obligations

In December 2013, we decreased our Term Loans by $14.2 million using a portion of the proceeds from the Sale/Leaseback and capital lease obligations increased by approximately $5.2 million. Term Loans increased by $55.0 million as a result of Amendment No. 2 to Credit Agreement in March 2014 and these proceeds were used to repay in full our Revolving Loan Agreement and to redeem and cancel the Series A Redeemable Preferred Shares.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of recently adopted accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended November 30, 2013.

Off-Balance Sheet Arrangements

During the year ended November 30, 2013 and the three months ended February 28, 2014, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2013 and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: general economic and business conditions, including without limitation, reductions in government defense spending; governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions; our ability to integrate and consolidate our operations; our ability to expand our operations in both new and existing markets; the ability of our review of strategic alternatives to maximize stockholder value; the effect of growth on our infrastructure; our ability to maintain compliance with our financial covenants; and continued access to capital markets.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2014.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Consent Agreement, dated as of December 31, 2013, by and between API Technologies Corp., the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2014).

10.2	Consent Agreement, dated as of December 31, 2013, by and among API Technologies Corp., the subsidiaries of API Technologies Corp. signatory thereto, the subsidiaries of API Technologies Corp. signatory thereto as guarantors and Wells Fargo Bank, National Association in its separate capacities as lender, UK Security Trustee and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 6, 2014).

10.3	Lease Agreement between Store SPE State College 2013-8, LLC and Spectrum Control, Inc. dated as of December 31, 2013 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 9, 2014	By:	/S/ PHIL REHKEMPER
Phil Rehkemper
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)