Form 10-Q
period 2014-05-31
API Technologies Corp.
filed 2014-07-09
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

55,397,384 shares of common stock with a par value of $0.001 per share at July 2, 2014.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended May 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	May 31, 2014	November 30, 2013
Assets
Current
Cash and cash equivalents	$10,632	$6,351
Restricted cash (note 4b)	—	1,500
Accounts receivable, less allowance for doubtful accounts of $828 and $697 at May 31, 2014 and November 30, 2013, respectively	36,779	39,751
Inventories, less provision for obsolescence of $11,198 and $12,571 at May 31, 2014 and November 30, 2013, respectively (note 6)	52,726	58,218
Deferred income taxes	2,303	2,426
Prepaid expenses and other current assets	1,426	2,445

	103,866	110,691
Fixed assets, net	31,689	35,231
Fixed assets held for sale (note 2)	150	150
Goodwill	116,770	116,770
Intangible assets, net	34,169	38,780
Other non-current assets	1,714	2,956

Total assets	$288,358	$304,578

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$23,806	$32,217
Deferred revenue	3,723	3,519
Current portion of long-term debt (note 9)	8,451	8,155

	35,980	43,891
Deferred income taxes	5,945	5,517
Other long-term liabilities	1,133	1,135
Long-term debt, net of current portion, and discount of $0 and $8,100 at May 31, 2014 and November 30, 2013, respectively (note 9)	123,298	96,606
Deferred gain (note 9d)	8,085	—

	174,441	147,149

Commitments and contingencies (note 15)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $0 and $1,042 liquidation preference and 1,000,000 authorized shares, 0 and 26,000 shares issued and outstanding at May 31, 2014 and November 30, 2013, respectively) (note 10)	—	26,326
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 and 100,000,000 authorized shares, 55,397,320 and 54,846,071 shares issued and outstanding at May 31, 2014 and November 30, 2013, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2014 and November 30, 2013, respectively)	—	—
Additional paid-in capital	327,794	327,901
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(218,299)	(200,798)
Accumulated other comprehensive income	1,994	1,572

	113,917	131,103

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$288,358	$304,578

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013	For the Six Months Ended May 31, 2014	For the Six Months Ended May 31, 2013
Revenue, net	$53,169	$64,229	$112,086	$122,533
Cost of revenues
Cost of revenues	42,478	49,549	87,751	95,697
Restructuring charges	281	63	580	166

Total cost of revenues	42,759	49,612	88,331	95,863

Gross profit	10,410	14,617	23,755	26,670

Operating expenses
General and administrative	5,820	6,168	11,539	12,804
Selling expenses	3,536	4,074	7,294	7,758
Research and development	2,161	2,337	4,234	4,641
Business acquisition and related charges	75	620	185	1,088
Restructuring charges	748	322	866	563

Total operating expenses	12,340	13,521	24,118	26,854

Operating income (loss)	(1,930)	1,096	(363)	(184)
Other expenses (income), net
Interest expense, net	2,887	4,478	5,297	8,822
Amortization of note discounts and deferred financing costs	10,228	521	10,893	11,275
Other expenses (income), net	(223)	421	(113)	(376)

Total other expenses (income), net	12,892	5,420	16,077	19,721

Loss from continuing operations before income taxes & discontinued operations	(14,822)	(4,324)	(16,440)	(19,905)
Expense (benefit) for income taxes	162	(350)	668	(172)

Loss from continuing operations	(14,984)	(3,974)	(17,108)	(19,733)
Income from discontinued operations, net of income taxes	—	11,446	—	12,779

Net income (loss)	$(14,984)	$7,472	$(17,108)	$(6,954)
Accretion on preferred stock	—	(290)	(393)	(290)

Net income (loss) attributable to common shareholders	$(14,984)	$7,182	$(17,501)	$(7,244)

Loss per share from continuing operations—Basic and diluted	$(0.27)	$(0.07)	$(0.32)	$(0.36)
Income per share from discontinued operations—Basic and diluted	$0.00	$0.20	$0.00	$0.23

Net income (loss) per share—Basic and diluted	$(0.27)	$0.13	$(0.32)	$(0.13)

Weighted average shares outstanding
Basic	55,446,463	55,402,595	55,436,440	55,386,031
Diluted	55,446,463	55,402,595	55,436,440	55,386,031
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	281	128	422	(1,290)

Other comprehensive income (loss)	281	128	422	(1,290)

Comprehensive income (loss)	(14,703)	7,600	(16,686)	(8,244)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2013	26,000	$26,326	54,846,071	$55	$327,901	$2,373	$(200,798)	$1,572	$131,103
Stock issued as compensation	—	—	48,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,751)	—	—	—	—	—	—
Accretion on Redeemable Preferred Stock (Dividends see Note 10)	—	393	—	—	—	—	(393)	—	(393)
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 10)	—	42	—	—	—	—	—	—	—
Redemption of Preferred Stock (see Note 10)	(26,000)	(26,761)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(107)	—	—	—	(107)
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (Note 11)	—	—	516,667	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	(17,108)	—	(17,108)
Other comprehensive loss	—	—	—	—	—	—	—	422	422

Balance at May 31, 2014	—	$—	55,397,320	$55	$327,794	$2,373	$(218,299)	$1,994	$113,917

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Six Months Ended May 31,
	2014	2013
Cash flows from operating activities
Net loss	$(17,108)	$(6,954)
Less: Income from discontinued operations	—	(12,779)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	8,242	8,620
Amortization of note discounts and deferred financing costs	681	998
Amortization of note discounts and deferred financing costs due to debt extinguishment	10,212	10,277
Stock based compensation	(69)	600
Gain on sale of fixed assets	(248)	—
Accrued income tax – discontinued operations	—	(2,456)
Deferred income taxes	551	825
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	1,451	(898)
Inventories	5,447	(1,822)
Prepaid expenses and other current assets	1,018	(172)
Accounts payable and accrued expenses	(7,478)	(3,989)
Deferred revenue	(209)	(218)

Net cash provided (used) by continuing activities	2,490	(7,968)
Net cash provided by discontinued operations	—	1,971

Net cash provided (used) by operating activities	2,490	(5,997)
Cash flows from investing activities
Purchase of fixed assets	(847)	(1,126)
Purchase of intangible assets	(141)	(220)
Net proceeds from disposal of discontinued operations (note 4b)	—	49,219
Net proceeds from disposal of fixed assets (note 9d)	15,108	739
Restricted cash	1,500	(800)
Business acquisitions (note 13)	1,414	(600)
Discontinued operations	—	(17)

Net cash provided by investing activities	17,034	47,195
Cash flows from financing activities
Redemption of preferred shares (note 10)	(27,600)	—
Repayments of long-term debt (note 9)	(52,329)	(253,543)
Net proceeds from long-term debt (note 9)	64,782	200,832

Net cash used by financing activities	(15,147)	(52,711)
Effect of exchange rate on cash and cash equivalents	(96)	(293)

Net change in cash and cash equivalents	4,281	(11,806)
Cash and cash equivalents, beginning of period—continuing operations	6,351	20,550
Cash and cash equivalents, beginning of period—discontinued operations	—	(15)

Cash and cash equivalents, beginning of period	6,351	20,535

Cash and cash equivalents, end of period	$10,632	$8,729
Cash and cash equivalents, end of period—discontinued operations	—	—

Cash and cash equivalents, end of period—continuing operations	$10,632	$8,729

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of May 31, 2014 and the results of its operations and cash flows for the three and six month periods ended May 31, 2014. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2013 included in the Company’s Form 10-K filed with the SEC on February 12, 2014.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at May 31, 2014. This land and building were part of the fixed assets held for sale reported at November 30, 2013.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Tax years 2010-2013 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 48%, 4% and 10% of the Company’s revenues for the six months ended May 31, 2014 (48%, 2% and 8% for the six months ended May 31, 2013), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from fiscal 2013 have been reclassified to conform to the May 31, 2014 financial statement presentation. The reclassifications related to a change in the presentation of discontinued operations (see Note 4).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted this standard in the quarter ended May 31, 2014, which did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued guidance which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this standard in the quarter ended May 31, 2014, which did not have a material impact on its consolidated financial statements.

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

The operating results of Data Bus are summarized as follows:

	(in thousands)
	Three months ended May 31, 2013	Six months ended May 31, 2013
Revenue, net	$3,872	$6,580
Cost of revenues	2,653	3,888

Gross Profit	1,219	2,692
General and administrative	244	428
Selling expenses	46	79
Research and development	—	—
Restructuring	—	—
Provision for income taxes	257	720
Provision for income taxes — Gain on sale of Data Bus	—	—
Other expenses (income)	—	—

Income from discontinued operations, net of tax	$672	$1,465

The Company has a transition services agreement with the Purchaser, where the Company will manufacture products in the United States for a period of up to 12 months and manufacture certain products in the United Kingdom for a period of up to 4 years. The Company determined that the U.K. transition services agreement does not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

b) Sensors

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of the Sensors companies for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was previously placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum.

The operating results of Sensors are summarized as follows:

	(in thousands)
	Three months ended May 31, 2013	Six months ended May 31, 2013
Revenue, net	$3,124	$9,270
Cost of revenues	2,507	7,155

Gross Profit	617	2,115
General and administrative	166	368
Selling expenses	195	497
Research and development	56	179
Provision for income taxes	(266)	66
Provision for income taxes — Gain on sale of Sensors	1,671	1,671
Other expenses (income)	(11,979)	(11,980)

Income (loss) from discontinued operations, net of tax	$10,774	$11,314

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

	(in thousands)
	May 31, 2014			November 30, 2013
	2014 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$150	$150	$—
Derivative liabilities – Redeemable Preferred Stock (Note 10)	—	—	—	(179)	(179)	—

Total	$150	$150	$—	$(29)	$(29)	$—

The following is a summary of activity for the six months ended May 31, 2014 and year ended November 30, 2013 for assets and liabilities measured at fair value based on unobservable measure criteria:

	(in thousands)
	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance, November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—
Less: Adjustment to fair value of derivative liabilities	—	88

Balance, November 30, 2013	$150	$(179)
Less: Redemption of Preferred Stock	—	179

Balance, May 31, 2014	$150	$—

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets. The Series A Preferred Stock (Note 10) contained an embedded feature for a default dividend rate. The Company determined the fair value of the derivative liabilities related to the preferred stock by using the present value of probability weighted cash flow scenarios. The Series A Preferred Stock was redeemed in March 2014.

6. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	May 31, 2014	November 30, 2013
Raw materials	$24,504	$26,015
Work in progress	19,280	23,425
Finished goods	8,942	8,778

Total	$52,726	$58,218

Inventories are presented net of valuation allowances.

7. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its U.K. subsidiaries for approximately $419 (250 GBP), which renews in July 2014. This line of credit is tied to the prime rate in the United Kingdom and is secured by the U.K. subsidiaries’ assets. This facility was undrawn as of May 31, 2014 and November 30, 2013.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	May 31, 2014	November 30, 2013
Trade accounts payable	$13,197	$20,714
Accrued expenses	6,593	6,586
Wage and vacation accrual	4,016	4,917

Total	$23,806	$32,217

9. LONG-TERM DEBT

The Company had the following long-term debt obligations:

	(in thousands)
	May 31, 2014	November 30, 2013
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$125,014	$86,810
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	—	24,345
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,279	1,318
Note payable – RTIE acquisition (c)	—	139
Capital leases payable (d)	5,456	249

	$131,749	$112,861
Less: Current portion of long-term debt	(8,451)	(8,155)
Discount and deferred financing charges on term loans	—	(8,100)

Long-term portion	$123,298	$96,606

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

On December 31, 2013, the Company repaid $14,200 of its term loans from the proceeds of the Sale/Leaseback, (see d) below) of the Company’s facility located in State College, Pennsylvania. On July 5, 2013 and April 17, 2013, the Company sold Data Bus and Sensors (Note 4) and repaid approximately $28,780 and $44,919, respectively, of its term loans from the proceeds of these sales, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

On May 22, 2013, the Company entered into a First Amendment to the Revolving Loan Agreement that amends certain cash management and reporting requirements.

On October 10, 2013, the Company entered into an Amendment No. 1 to Credit Agreement (the “Amendment No. 1”). Amendment No. 1, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium, which the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

On March 21, 2014, the Company entered into Amendment No. 2 to Credit Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and the Agent.

Amendment No. 2 amends the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $55,000 (the “Incremental Term Loan Facility”), which Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165,000 term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

The proceeds of the Incremental Term Loan Facility were used (i) to pay in full and terminate the Company’s Revolving Loan Agreement; (ii) to redeem all 26,000 shares of the Company’s Series A Preferred Stock that were outstanding (as defined and described in Note 10); (iii) to pay fees, costs and expenses associated with the Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes. This resulted in the write-off of approximately $10,212 of deferred financing costs and note discounts in the quarter ended May 31, 2014.

As of May 31, 2014, $125,014 was outstanding under the Term Loan Agreement.

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

The term loans are secured by a first priority security interest in accounts receivable, inventory, machinery, equipment and certain other personal property relating to the foregoing, and any proceeds from any of the foregoing, subject to certain exceptions and liens, and a first priority security position on substantially all other real and personal property, in each case that are owned by the Company and the subsidiary guarantors.

Revolving Loan Agreement

The revolving loans incurred pursuant to the Revolving Loan Agreement bore interest, at the Company’s option, at the base rate plus a margin between 1.50% and 2.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a margin between 2.50% and 3.00%, in each case with such margin being determined based on the Company’s average daily excess availability under the revolving credit facility for the preceding fiscal quarter. For purposes of the Revolving Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest was due and payable in arrears monthly for revolving loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of revolving loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, was due and payable on February 6, 2018. The Company was permitted to prepay the revolving loans and terminate the commitments, in whole or in part, at any time without premium or penalty. Under certain circumstances, the Company was required to prepay the revolving loans upon the receipt of cash proceeds of certain asset sales.

All borrowings under the Revolving Loan Agreement were limited by amounts available pursuant to a borrowing base calculation, which was based on percentages of eligible accounts receivable, inventory, machinery and equipment, in each case subject to reductions for applicable reserves.

The Revolving Loan Agreement contained customary affirmative and negative covenants, including covenants that limited or restricted the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders, in each case subject to customary exceptions for a credit facility of this size and type.

Pursuant to the Revolving Loan Agreement, the Company was also required to maintain compliance with a fixed charge coverage ratio and to limit its annual capital expenditures to $4,000 per fiscal year (subject to carry-over rights) at such times that it failed to maintain excess availability under the revolving credit facility above a specified level.

On March 21, 2014, approximately $25,136 of the proceeds of the Incremental Term Loan Facility were used to pay in full and terminate the Company’s Revolving Loan Agreement.

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 28, 2013. The mortgage is secured by the subsidiary’s assets.
c)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE Electronics for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. This Promissory Note payable was fully repaid as of May 31, 2014.
d)	On December 31, 2013, the Company completed the Sale/Leaseback. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for 15 years for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

10. REDEEMABLE PREFERRED STOCK

On March 22, 2012, following the acquisition of C-MAC Aerospace Limited (“C-MAC”), the Company entered into a Note Purchase Agreement by and among the Company and the purchaser referred to therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Company sold an aggregate initial principal amount of $26,000 of convertible subordinated notes (the “Note”) to a single purchaser in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company received aggregate gross proceeds of $16,000 from the private placement, all of which will be used for working capital purposes. The purchaser of the Note is an affiliate of Senator Investment Group LP. At the time of the issuance of the Note, the purchaser of the Note was the beneficial owner of approximately 10.7% of our outstanding common stock, without giving effect to the transactions contemplated by the Note Purchase Agreement.

Upon the filing of the amendment to the Charter and the Certificate of Designation (as described and defined below), the Note converted into 26,000 shares of Series A Mandatorily Redeemable Preferred Stock of API (“Series A Preferred Stock”). The holder had the option to convert all or any portion of the amount of the liquidation preference (“Liquidation Preference”) (initially $1,000 per share and $1,058 per share as of February 28, 2014) of the Series A Preferred Stock plus the amount of unpaid and accrued dividends into common stock of API at $6.00 per share.

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

The Series A Preferred Stock ranked, with respect to dividend rights, redemption rights and rights upon liquidation, dissolution or wind-up (i) senior to the common stock and each other class of capital stock or series of Preferred Stock established by the Board of Directors, the terms of which expressly provided that such class or series ranks junior to the Series A Preferred Stock; (ii) junior to all capital stock or series of Preferred Stock established by the Board, the terms of which expressly provided that such class or series will rank senior to the Series A Preferred Stock; and (iii) on parity with all other classes of capital stock or series of Preferred Stock established by the Board of Directors, the terms of which expressly provided that such class or series will rank on parity with the Series A Preferred Stock.

The holders of Series A Preferred Stock were entitled to vote on all matters voted on by holders of the common stock, voting together as a single class with the other shares entitled to vote. The holders of Series A Preferred Stock had the right to cast the number of votes equal to the total number of votes which could be cast in such vote by a holder of the number of shares of common stock into which the shares of Series A Preferred Stock could be converted.

Commencing on March 22, 2013, holders of Series A Preferred Stock were entitled to receive cumulative dividends on the Liquidation Preference, computed on the basis of a 360-day year of twelve 30-day months at a rate equal to 6% per annum, compounded quarterly on the last day of each March, June, September and December. Accrued and unpaid dividends also would have had to been paid on the date of any redemption or on any liquidation, dissolution or winding-up of the Company. Dividends were paid in kind each quarter, by adding the amount of the accrued and unpaid dividend to the Liquidation Preference amount of each share of Series A Preferred Stock (the “Accreted Dividend Amount”). The Accreted Dividend Amount constituted part of the Liquidation Preference of each share of Series A Preferred Stock as of each applicable quarterly dividend payment date and dividends began to accrue on each Accreted Dividend Amount beginning on the date on which such amount was added to the Liquidation Preference amount of each share of Series A Preferred Stock. However, all dividends due and payable on the date that the Liquidation Preference of a share of Series A Preferred Stock became due and payable would have been payable in cash on such date. Upon an Early Redemption Event, dividends would accrue while such event was continuing at the rate equal to the rate for the most recently issued actively traded ten year U.S. Treasury security, plus 10.0%. An “Early Redemption Event” meant if (a) the Company (i) defaulted in its obligation to pay the amounts in connection with a redemption of the Series A Preferred Stock and such default continues unremedied for three business days; (ii) breached in material respect any of its representations or warranties contained in the Note Purchase Agreement, the Note or other document delivered in connection therewith; (iii) breached certain covenants under the Note Purchase Agreement or other document delivered in connection therewith (subject to applicable grace periods); (iv) defaulted (A) in any payment of any indebtedness in excess of $5,500 or (B) defaulted in the observance of any condition or agreement in respect of any such indebtedness, and as a consequence of such default, such indebtedness would become due and payable prior to its stated maturity; (v) commenced certain bankruptcy or similar proceedings or had a bankruptcy or similar proceeding commenced against it that was not dismissed within the applicable grace period; or (b) a material provision of the Note Purchase Agreement, the Note or other agreement delivered in connection therewith ceased to be effective.

The Series A Preferred Stock would have been convertible at any time at the discretion of the holders into that number of shares of common stock equal to the Liquidation Preference being converted (plus any accrued dividends that have not yet been accreted to the Liquidation Preference), divided by the initial conversion price of $6.00 per share, which initial conversion price was subject to adjustments as described below. In addition, upon a Change of Control (as defined in the Note Purchase Agreement), the sale of all or substantially all of the assets of the Company or the occurrence of certain dilution events (a “Mandatory Redemption Event”), then the holders of Series A Preferred Stock would have had the right to receive upon conversion, in lieu of the common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable upon such Mandatory Redemption Event had the shares of Series A Preferred Stock been converted into common stock immediately prior to such Mandatory Redemption Event.

On or before March 22, 2019, all of the outstanding shares of Series A Preferred Stock were to be redeemed by the Company for the amount of the Liquidation Preference, plus any and all amounts owing to the holder of such redeemed shares pursuant to the terms of the Note Purchase Agreement, the Note or any other document delivered in connection therewith. The Company was required to offer to redeem all of the shares of Series A Preferred Stock upon a Mandatory Redemption Event. A holder of Series A Mandatorily Redeemable Preferred Stock could have accepted or rejected such offer of redemption.

The Company, as of March 21, 2014, redeemed all 26,000 shares of its outstanding Series A Preferred Stock. The Company paid the holder of the Series A Preferred Stock an aggregate of $27,600 to effect the redemption. This resulted in a gain of $549, which is recorded in Other expenses (income) on the Consolidated Statement of Operations. Following the redemption, all shares of Series A Preferred Stock were cancelled and such shares were returned to authorized but undesignated shares of the Company’s preferred stock.

11. SHAREHOLDERS’ EQUITY

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of May 31, 2014, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of May 31, 2014. Exchangeable shares are substantially equivalent to our common shares.

The Company issued 45,000 options and 15,000 RSUs during the six months ended May 31, 2014 and 15,000 RSUs during the six months ended May 31, 2013 (Note 12). The Company values its option grants using the Black-Scholes option-pricing model.

12. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,477,764 shares are available for issuance pursuant to options, RSUs, or stock as of May 31, 2014. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2014 there was $241 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2017.

During the six months ended May 31, 2014 and 2013, ($69) and $600, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions detailed below:

	May 31, 2014	May 31, 2013
Expected volatility	64.8%	81.9%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	1.26%	0.85%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— November 30, 2012	2,417,606	$5.06
Less forfeited	(569,121)	$5.26
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—November 30, 2013	1,848,485	$4.98
Less forfeited	(303,550)	$5.49
Exercised	—	$—
Issued	45,000	$2.40

Stock Options outstanding— May 31, 2014	1,589,935	$4.81

Stock Options exercisable— May 31, 2014	1,297,517	$5.09

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding— November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised—Stock issued	(72,333)	$4.94

RSUs outstanding—November 30, 2013	81,667	$3.72
Issued	15,000	$2.37
Exercised—Stock issued	(48,333)	$3.72

RSUs outstanding— May 31, 2014	48,334	$3.30

RSUs exercisable— May 31, 2014	—	$—

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at May 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at May 31, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	764,998	$3.21	7.73	$153	466,656	$3.50	$—
$3.56 – $ 4.99	27,084	$3.56	6.40	$—	16,251	$3.56	$—
$5.00 – $ 6.99	837,434	$5.93	6.16	$—	805,857	$5.93	$—
$7.00 – $ 20.00	8,753	$14.76	2.97	$—	8,753	$14.76	$—

	1,638,269		6.88	$153	1,297,517		$—

The intrinsic value is calculated as the excess of the market value as of May 31, 2014 over the exercise price of the shares. The market value as of May 31, 2014 was $2.80 as reported by the NASDAQ Stock Market.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Six months ended
	May 31, 2014	May 31, 2013
Supplemental Cash Flow Information
Cash paid for income taxes	$558	$210
Cash paid for interest	$3,349	$3,806
Capital lease obligation	$5,225	$—

In February 2014, the Company received $1,414 related to a tax refund from the acquisition of one of its subsidiaries, SenDEC Corporation.

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended		Six months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Weighted average shares-basic	55,446,463	55,402,595	55,436,440	55,386,031
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	55,446,463	55,402,595	55,436,440	55,386,031

Basic EPS and diluted EPS for the three and six months ended May 31, 2014 and 2013 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,638,269 (2,008,238 – May 31, 2013) incremental shares, and 892,862 warrants have been excluded from the three and six months ended May 31, 2014 and the six months ended May 31, 2013 computation of diluted EPS as they are anti-dilutive due to the losses generated in each respective period. Outstanding options and RSUs aggregating 2,008,238 incremental shares, and 892,862 warrants have been excluded from the three months ended May 31, 2013 computation of diluted EPS as none are exercisable and in-the-money.

15. COMMITMENTS AND CONTINGENCIES

a)	On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and three API subsidiaries (the “API Pennsylvania Subsidiaries”) in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

b)	The Company is also a party to lawsuits in the normal course of its business. Litigation can be unforeseeable, expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company’s business, operating results, or financial condition.

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of May 31, 2014 and November 30, 2013. As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the

Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

16. INCOME TAXES

For the three and six month periods ended May 31, 2014, the Company’s effective income tax rates were (1.1)% and (4.1)% for continuing operations, respectively and 8.1% and 0.9% for the three and six months ended May 31, 2013, respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of May 31, 2014 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the six months ended May 31, 2014, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets. The difference between the effective tax rate and U.S. statutory tax as of May 31, 2013 is primarily due to existence of valuation allowance for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate.

As of May 31, 2014, the Company has no significant unrecognized tax benefits.

The Company records interest and penalties related to tax matters within general and administrative expenses on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2010 through 2013 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2010 through 2013 remain open to examination by Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

17. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

a) Ottawa restructuring

In November 2013, the Company commenced the restructuring of its Ottawa, Ontario, Canada business (“Ottawa restructuring”), which included the movement of certain operations to its State College facility, in order to improve its profitability. The actions taken as part of the Ottawa restructuring are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Elements of the Ottawa restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory and relocation costs. The Ottawa restructuring was substantially completed by May 31, 2014. As a result of the Ottawa restructuring, the Company will reduce its SSC workforce by approximately 4%, which represents approximately 3% of its global workforce.

The Company has recorded $1,560 of salary and related charges for the Ottawa restructuring. As of May 31, 2014, $725 is included in accounts payable and accrued liabilities.

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

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(9,610)

Balance – Lease impairment accrual, May 31, 2014	$2,328

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

During the quarter ended February 28, 2014, the Company changed its reported basis of measurement of segment profit or loss. This change in reporting has been applied to the quarter and six months ended May 31, 2014 and 2013. The Company’s chief operating decision maker evaluates segment performance based primarily on revenues and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from continuing operations excluding depreciation and amortization, stock-based compensation expense and other items as described below. Management views adjusted EBITDA as an important measure of segment performance because it removes from operating results the impact of items that management believes do not reflect the Company’s core operating performance. Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in the Company’s credit facilities.

Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets.

Three months ended May 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$39,272	$5,062	$8,835	$—	$—	$53,169

Adjusted EBITDA:	4,534	540	(791)	—	—	4,283
Acquisition related charges						75
Restructuring						1,029
Depreciation and amortization						4,111
Interest expense, net						2,887
Amortization of note discounts and deferred financing costs						10,228
Other adjustments *						775

Loss from continuing operations before income taxes						$(14,822)

Segment assets—as at May 31, 2014	$242,011	$13,108	$24,573	$8,666	$—	$288,358
Goodwill included in assets—as at May 31, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to May 31, 2014	$624	$7	$111	$—	$—	$742

Three months ended May 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$42,865	$5,135	$16,229	$—	$—	$64,229

Adjusted EBITDA:	5,626	1,048	637	—	—	7,311
Acquisition related charges						620
Restructuring charges						385
Depreciation and amortization						4,312
Interest expense, net						4,478
Amortization of note discounts and deferred financing costs						521
Other adjustments *						1,319

Loss from continuing operations before income taxes						$(4,324)

Segment assets—as at November 30, 2013	$249,363	$15,068	$34,741	$5,406	$—	$304,578
Goodwill included in assets—as at November 30, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to May 31, 2013	$639	$9	$294	$—	$—	$942

*	Other adjustments primarily include inventory provisions ($824—2014; $514—2013), stock based compensation ($(21)—2014; $210—2013), corporate franchise taxes ($44—2014; $151—2013), financing related costs ($(26)—2014; $328—2013), foreign exchange losses ($94—2014; $116—2013), and in fiscal 2014 also include lease payments for the State College, Pennsylvania facility ($(322)—2014) and $182 related to change in employee vacation policy.

Six months ended May 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$78,932	$10,461	$22,693	$—	$—	$112,086

Adjusted EBITDA:	8,945	1,608	224	—	—	10,777
Acquisition related charges						185
Restructuring						1,446
Depreciation and amortization						8,242
Interest expense, net						5,297
Amortization of note discounts and deferred financing costs						10,893
Other adjustments *						1,154

Loss from continuing operations before income taxes						$(16,440)

Purchase of fixed assets, to May 31, 2014	$688	$22	$137	$—	$—	$847

Six months ended May 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$82,459	$8,977	$31,097	$—	$—	$122,533

Adjusted EBITDA:	9,809	1,853	808	—	—	12,470
Acquisition related charges						1,088
Restructuring charges						729
Depreciation and amortization						8,620
Interest expense, net						8,822
Amortization of note discounts and deferred financing costs						11,275
Other adjustments *						1,841

Loss from continuing operations before income taxes						$(19,905)

Purchase of fixed assets, to May 31, 2013	$809	$23	$294	$—	$—	$1,126

*	Other adjustments primarily include inventory provisions ($1,168—2014; $1,158—2013), stock based compensation ($(69)—2014; $600—2013), corporate franchise taxes ($85—2014; $178—2013), financing related costs ($101—2014; $328—2013), foreign exchange losses ($226—2014; $116—2013), reversal of contingency accrual ($nil—2014; $(539)—2013) and in fiscal 2014 also include lease payments for the State College, Pennsylvania facility ($(539)—2014) and $182 related to change in employee vacation policy.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 9, 2014, the date the financial statements were issued, and up to the time of filing of the financial statements with the SEC.

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

Business Overview of API Technologies Corp.

General

We design, develop and manufacture high reliability RF/Microwave, Power, and Security solutions to the defense, aerospace, industrial, satellite, and commercial end markets. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico. Our customers, which include defense and commercial, outsource some of their electronic components, subsystems, and solutions requirements to us as a result of our technical expertise, capabilities, and our extensive product and solutions offerings.

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

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”). Amendment No. 2 amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Term Loan Agreement”) to provide for an incremental term loan facility in an aggregate principal amount equal to $55 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165 million term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

The proceeds of the Incremental Term Loan Facility were used (i) to pay in full the amounts due under a Credit Agreement (the “Revolving Loan Agreement”), by and among the Company and certain of its U.S. subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and U.K. security trustee, which Revolving Loan Agreement was then terminated; (ii) to redeem all 26,000 shares of the Company’s Series A Mandatorily Redeemable Preferred Stock that were outstanding (as described below); (iii) to pay fees, costs and expenses associated with the Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes.

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

On February 6, 2013, we refinanced substantially all of our indebtedness. We entered into (i) the “Term Loan Agreement; and (ii) the Revolving Loan Agreement, which provided for a $50.0 million revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for a revolving borrowing base credit facility that was available to certain of our United Kingdom subsidiaries, a $10.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swingline loans. The proceeds of both loan facilities were used to refinance and pay in full our existing credit facility under a Credit Agreement by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, to payoff the term loan facility with Lockman Electronics Holdings Limited, and to pay fees, costs and expenses associated with the refinancing. As discussed above, the Revolving Loan Agreement was repaid and terminated in March 2014.

Commencing in 2010, we began various cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. During the year ended November 30, 2013, we also began the consolidation of certain parts of our Ottawa, Canada operations to State College, Pennsylvania. The collective impact of these changes has resulted in a net reduction of costs of approximately $43.0 million on an annualized basis.

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

Backlog

Our sales backlog at May 31, 2014 was approximately $123.7 million compared to approximately $131.0 million at November 30, 2013. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $89.5 million of our backlog orders will be filled by May 31, 2015. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	May 31, 2014	November 30, 2013	% Change
Backlog by segments:
SSC	$102,304	$96,493	6.0%
EMS	16,187	25,028	(35.3)%
SSIA	5,202	9,489	(45.2)%

	$123,693	$131,010	(5.6)%

The decrease at May 31, 2014 compared to November 30, 2013 was related to our EMS and SSIA segments as a result of lower EMS and SSIA bookings due to program timing in the six months ended May 31, 2014, partially offset by increased SSC bookings in the six months ended May 31, 2014.

Results of Operations for the Three Months Ended May 31, 2014 and 2013

The following discussion of results of operations is a comparison of our three months ended May 31, 2014 and 2013.

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

	(dollar amounts in thousands) Three months ended May 31,
	2014	2013	% Change
Revenues by segments:
SSC	$39,272	$42,865	(8.4)%
EMS	8,835	16,229	(45.6)%
SSIA	5,062	5,135	(1.4)%

	$53,169	$64,229	(17.2)%

We recorded a 17.2% decrease in overall revenues for the three months ended May 31, 2014 over the same period in 2013. The decrease was primarily due to lower revenues in our EMS segment compared to the three months ended May 31, 2013. During the three months ended May 31, 2014, the decrease in our EMS segment revenues was due to timing of certain key defense programs and our customer’s new product execution. The SSC revenues decreased primarily due to timing of certain programs as a result of funding delays, while the SSIA revenues were fairly consistent compared to the prior period.

	(dollar amounts in thousands) Three months ended May 31,
	2014	2013	% Change
Segment Adjusted EBITDA:
SSC	$4,534	$5,626	(19.4)%
EMS	(791)	637	(224.2)%
SSIA	540	1,048	(48.5)%

The SSC segment adjusted EBITDA for the three months ended May 31, 2014 was lower than the comparable period in 2013 primarily due to impact of lower revenues in the quarter ended May 31, 2014 compared to the same period last year. During the three months ended May 31, 2014, the decrease in our EMS segment adjusted EBITDA was primarily due to lower revenues in the quarter ended May 31, 2014 compared to the same period last year. The SSIA results include lower adjusted EBITDA as a result of the impact of a change in product mix in the quarter ended May 31, 2014, compared to the same period last year, as we shipped products on a contract with lower margin that is expected to be completed by August 31, 2014.

Operating Expenses

Cost of Revenues and Gross Margin

	Three months ended May 31,
	2014	2013
Gross margin by segments:
SSC	24.9%	26.3%
EMS	(5.1)%	9.6%
SSIA	21.6%	34.7%
Overall	19.6%	22.8%

Our combined gross margin for the three months ended May 31, 2014 decreased by approximately 3.2 percentage points compared to the three months ended May 31, 2013. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased in the three months ended May 31, 2014 from 77.2% to 80.4% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended May 31, 2014 increased by 1.4 percentage points compared to the comparable period in 2013. The EMS segment cost of revenues increased by 14.7 percentage points compared to the same period in 2013, primarily due lower revenues in the quarter ended May 31, 2014 compared to the same period last year. The SSIA segment realized an increase in cost of revenues of 13.1 percentage points primarily due to unfavorable product mix in the quarter ended May 31, 2014, as we shipped products on a contract with lower margin. Combined restructuring costs recorded in the three months ended May 31, 2014 were approximately $0.3 million compared to approximately $0.1 million in the comparable period of 2013.

General and Administrative Expenses

General and administrative expenses decreased to approximately $5.8 million for the three months ended May 31, 2014 from $6.2 million for the three months ended May 31, 2013. The decrease is primarily a result of lower depreciation and amortization, lower stock based compensation due to forfeitures, lower professional fees and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.9% for the three months ended May 31, 2014, compared to 9.6% for the three months ended May 31, 2013.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31,
	2014	% of sales	2013	% of sales
Depreciation and Amortization	$2,431	4.6%	$2,651	4.1%
Accounting and Administration	$1,824	3.4%	$2,056	3.2%
Stock based compensation	$(21)	(0.0)%	$210	0.3%
Professional Services	$445	0.8%	$523	0.8%

Selling Expenses

Selling expenses decreased to approximately $3.5 million for the three months ended May 31, 2014 compared to approximately $4.1 million for the three months ended May 31, 2013. The decrease is primarily a result of lower commissions as a result of lower revenues. As a percentage of sales, selling expenses were 6.7% for the three months ended May 31, 2014, compared to 6.3% for the three months ended May 31, 2013.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31,
	2014	% of sales	2013	% of sales
Payroll Expense – Sales	$2,078	3.9%	$2,074	3.2%
Commissions	$896	1.7%	$1,302	2.0%
Advertising	$250	0.5%	$329	0.5%

Research and Development Expenses

Research and development costs decreased to approximately $2.2 million for the three months ended May 31, 2014 compared to approximately $2.3 million for the three months ended May 31, 2013. As a percentage of sales, research and development expenses were 4.1% for the three months ended May 31, 2014, compared to 3.6% for the three months ended May 31, 2013.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the three months ended May 31, 2014, business acquisition charges of approximately $0.1 million compared to approximately $0.6 million primarily related to the sale of the Sensors operations during the three months ended May 31, 2013.

Operating Income (loss)

We recorded an operating loss from continuing operations for the three months ended May 31, 2014 of approximately $1.9 million compared to operating income of approximately $1.1 million for the three months ended May 31, 2013. The increase in operating loss of approximately $3.0 million is primarily attributed to lower revenues and a change in product mix in the quarter, partially offset by a decrease in operating expenses.

Other Expenses (Income)

Total other expense for the three months ended May 31, 2014 amounted to approximately $12.9 million, compared to other expense of $5.4 million for the three months ended May 31, 2013.

The increase in other expense in the three month period ended May 31, 2014, compared to the comparable period in 2013 is largely attributable to the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014, partially offset by lower interest expense in the quarter ended May 31, 2014, compared to the comparable period in 2013, which had lower average borrowings and lower interest rates on term loans.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.2 million for the three months ended May 31, 2014 compared to a net benefit of $0.4 million in the three months ended May 31, 2013. The expense during the three months ended May 31, 2014, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances recorded for the deferred tax assets arising from current year losses. The prior year benefit related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Income From Discontinued Operations

We had no activity in discontinued operations for the three months ended May 31, 2014, compared to net income from discontinued operations of approximately $11.4 million in the same period of fiscal 2013, which is primarily attributable to a $11.9 million gain on the sale of Sensors and operating results for Sensors and Data Bus, during the three months ended May 31, 2013.

Net loss

We recorded a net loss for the three months ended May 31, 2014 of approximately $15.0 million, compared to net income of approximately $7.5 million for the three months ended May 31, 2013. The increase in net loss is largely due to the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in the quarter ended May 31, 2014, and lower operating income, partially offset by lower interest expense from lower debt levels in the three month period ended May 31, 2014, compared to the comparable period in 2013.

Results of Operations for the Six Months Ended May 31, 2014 and 2013

The following discussion of results of operations is a comparison of our six months ended May 31, 2014 and 2013.

Segment Operating Revenue and Adjusted EBITDA

	(dollar amounts in thousands) Six months ended May 31,
	2014	2013	% Change
Revenues by segments:
SSC	$78,932	$82,459	(4.3)%
EMS	22,693	31,097	(27.0)%
SSIA	10,461	8,977	16.5%

	$112,086	$122,533	(8.5)%

We recorded an 8.5% decrease in overall revenues for the six months ended May 31, 2014 over the same period in 2013. The decrease was due to lower revenues in our EMS and SSC segments, partially offset by higher revenues in our SSIA segment, compared to the six months ended May 31, 2013. During the six months ended May 31, 2014, the decrease in our SSC and EMS segment revenues was primarily due to timing of certain key defense programs and approximately $1.8 million reduction in revenues from transitional services to support divestitures ramped down. The SSIA revenues increased primarily due to new customer programs.

For a discussion of our definition of adjusted EBITDA, how management uses it to evaluate the performance of our reportable segments and the material limitations on its usefulness, refer to “Segment Operating Revenue and Adjusted EBITDA” on page [28].

	(dollar amounts in thousands) Six months ended May 31,
	2014	2013	% Change
Segment Adjusted EBITDA:
SSC	$8,945	$9,809	(8.8)%
EMS	224	808	(72.3)%
SSIA	1,608	1,853	(13.2)%

The SSC segment adjusted EBITDA for the six months ended May 31, 2014 was lower than the comparable period in 2013 primarily due to lower revenues, including reduced revenues from transitional services related to divestitures. During the six months ended May 31, 2014, the decrease in our EMS segment adjusted EBITDA was primarily due to lower revenues, partially offset by favorable pricing, product mix and cost reductions in the six months ended May 31, 2014 compared to the same period last year. The SSIA results include lower adjusted EBITDA as a result of the impact of a change in product mix in the six months ended May 31, 2014, compared to the same period last year, as we shipped products on a contract with lower margin.

Operating Expenses

Cost of Revenues and Gross Margin

	Six months ended May 31,
	2014	2013
Gross margin by segments:
SSC	24.8%	25.3%
EMS	6.0%	8.0%
SSIA	27.1%	36.7%
Overall	21.2%	21.8%

Our combined gross margin for the six months ended May 31, 2014 decreased by approximately 0.6 percentage points compared to the six months ended May 31, 2013. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased in the six months ended May 31, 2014 from 78.2% to 78.8% compared to the same period last year. The SSC segment cost of revenues percentage for the six months ended May 31, 2014 was 75.2% compared to 74.7% in the comparable period in 2013 primarily due to lower revenues, including reduced revenues from transitional services related to divestitures. The EMS segment cost of revenues increased by 2.0 percentage points compared to the same period in 2013, primarily due to lower revenues, partially offset by improved pricing and cost reductions in the six months ended May 31, 2014 compared to the same period last year. The SSIA segment realized an increase in cost of revenues of 9.6 percentage points primarily due to unfavorable product mix in the six months ended May 31, 2014, as we shipped products on a contract with lower margin. Combined restructuring costs recorded in the six months ended May 31, 2014 were approximately $0.6 million compared to approximately $0.2 million in the comparable period of 2013.

General and Administrative Expenses

General and administrative expenses decreased to approximately $11.5 million for the six months ended May 31, 2014 from $12.8 million for the six months ended May 31, 2013. The decrease is primarily a result of lower stock based compensation due to forfeitures, lower depreciation and amortization, lower professional fees and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.3% for the six months ended May 31, 2014, compared to 10.4% for the six months ended May 31, 2013.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31,
	2014	% of sales	2013	% of sales
Depreciation and Amortization	$4,947	4.4%	$5,298	4.3%
Accounting and Administration	$3,661	3.3%	$4,076	3.3%
Stock based compensation	$(69)	(0.1)%	$600	0.5%
Professional Services	$874	0.8%	$1,154	0.9%

Selling Expenses

Selling expenses decreased to approximately $7.3 million for the six months ended May 31, 2014 compared to approximately $7.8 million for the six months ended May 31, 2013. The decrease is primarily a result of lower commissions as a result of lower revenues. As a percentage of sales, selling expenses were 6.5% for the six months ended May 31, 2014, compared to 6.3% for the six months ended May 31, 2013.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31,
	2014	% of sales	2013	% of sales
Payroll Expense – Sales	$4,207	3.8%	$4,060	3.3%
Commissions	$1,987	1.8%	$2,467	2.0%
Advertising	$540	0.5%	$586	0.5%

Research and Development Expenses

Research and development costs decreased to approximately $4.2 million for the six months ended May 31, 2014 compared to approximately $4.6 million for the six months ended May 31, 2013. As a percentage of sales, research and development expenses remained consistent at 3.8% for the six months ended May 31, 2014 and 2013.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the six months ended May 31, 2014, business acquisition charges were approximately $0.2 million compared to approximately $1.1 million, primarily related to the sale of Sensors operations for the six months ended May 31, 2013.

Operating Loss

We recorded an operating loss from continuing operations for the six months ended May 31, 2014 of approximately $0.4 million compared to an operating loss of approximately $0.2 million for the six months ended May 31, 2013. The increase in operating loss of approximately $0.2 million is primarily attributed to lower margin on lower revenues and a change in product mix in the quarter, partially offset by a decrease in operating expenses.

Other Expenses (Income)

Total other expense for the six months ended May 31, 2014 amounted to approximately $16.1 million, compared to other expense of $19.7 million for the six months ended May 31, 2013.

The decrease in other expense in the six month period ended May 31, 2014, compared to the comparable period in 2013 is largely attributable to lower interest expense in the six months ended May 31, 2014, as a result of lower interest rates and lower average debt levels.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.7 million for the six months ended May 31, 2014 compared to a net benefit of $0.2 million in the six months ended May 31, 2013. The expense during the six months ended May 31, 2014, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Income From Discontinued Operations

We had no activity in discontinued operations for the six months ended May 31, 2014, compared to net income from discontinued operations of approximately $12.8 million in the same period of fiscal 2013, which is primarily attributable to a $11.9 million gain on the sale of Sensors and operating results for Sensors and Data Bus during the six months ended May 31, 2013.

Net loss

We recorded a net loss for the six months ended May 31, 2014 of approximately $17.1 million, compared to a net loss of approximately $7.0 million for the six months ended May 31, 2013. The increase in net loss is largely due to the gain on the sale of Sensors, which reduced the net loss in the six months ended May 31, 2013, partially offset by lower interest expense from lower debt levels in the six month period ended May 31, 2014, compared to the comparable period in 2013.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At May 31, 2014, we held cash and cash equivalents of approximately $10.6 million compared to $6.4 million at November 30, 2013. We believe that (i) our available cash and cash equivalents and (ii) future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayments, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

On March 21, 2014, we entered into Amendment No. 2, which, among other things, amends the Term Loan Agreement to provide for the Incremental Term Loan Facility. The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165 million term loan facility provided upon the initial closing of the Term Loan Agreement. As of March 21, 2014, we had borrowed $126.7 million under the Term Loan Agreement. As of May 31, 2014, we had borrowed $125.0 million under the Term Loan Agreement.

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

As at May 31, 2014, the Company was in compliance with its financial covenants under the Term Loan Agreement.

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

Six Months Ended May 31, 2014 Compared to May 31, 2013

Cash generated by operating activities of approximately $2.5 million for the six months ended May 31, 2014 (“Q2 YTD FY2014”) was higher than cash used by continuing operations of approximately $8.0 million for the six months ended May 31, 2013 (“Q2 YTD FY2013”). The increase in cash generated by operating activities resulted primarily from a decrease in the net cash used by changes in operating assets and liabilities during Q2 YTD FY2014. The decreased use in cash from changes in operating assets and liabilities in Q2 YTD FY2014 compared to Q2 YTD FY2013 was primarily related to changes in inventory and accounts receivable.

Cash generated by investing activities for the six months ended May 31, 2014 was approximately $17.0 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, $1.5 million related to the release of restricted cash from the sale of Sensors and a $1.4 million tax refund related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $1.0 million. Cash generated by investing activities for the six months ended May 31, 2013 consisted of approximately $49.2 million from the sale of Sensors and the release of $0.7 million held in restricted cash for the Commercial Microwave Technology, Inc. (“CMT”) final payment, partially offset by $1.5 million related to an escrow for the sale of Sensors, $1.3 million related to the acquisition of fixed and intangible assets and $0.6 million related to the final payment of the CMT purchase price.

Cash used by financing activities for the six months ended May 31, 2014 totaled approximately $15.1 million, which resulted from the repayment of long-term debt, mainly related to term loans under the Term Loan Agreement, the repayment and termination of the Revolving Loan Agreement and the $27.6 million redemption of preferred shares, partially offset by net proceeds associated with the Revolving Loan Agreement. During the six months ended May 31, 2013 cash used by financing of approximately $52.7 million consisted mainly of repayment of term loans using a portion of the proceeds from the sale of Sensors and the repayment of certain capital lease obligations.

Contractual Obligations

In December 2013, we decreased our Term Loans by $14.2 million using a portion of the proceeds from the Sale/Leaseback and capital lease obligations increased by approximately $5.2 million. Term Loans increased by $55.0 million as a result of Amendment No. 2 in March 2014. These proceeds were principally used to repay in full our Revolving Loan Agreement and to redeem and cancel the Series A Redeemable Preferred Shares.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 and the effects of recently adopted accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended November 30, 2013.

Off-Balance Sheet Arrangements

During the year ended November 30, 2013 and the three months ended May 31, 2014, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. We may utilize interest rate swap agreements in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of May 31, 2014, the Company has borrowed $125.0 under its Term Loan Agreement. The loan amounts under the Term Loan Agreement bear interest at adjusted LIBOR plus 7.5%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. Based on LIBOR at July 9, 2014, an increase of 1.0% in interest rates would result in a 0.1% increase on the existing term loans, due to the 1.50% floor, or a $0.1 million increase in our overall annual interest expense and related cash payments. Absent the 1.50% floor, a 1.0% change in interest rates would result in a $1.3 million change in our annual interest expense and related cash payments on Company’s borrowings, assuming the entire $131.7 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Elimination of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014).

10.1	Amendment No. 2 to Credit Agreement, dated March 21, 2014, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: July 9, 2014	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)