Form 10-Q
period 2014-08-31
API Technologies Corp.
filed 2014-10-03
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

55,397,384 shares of common stock with a par value of $0.001 per share at October 1, 2014.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	August 31, 2014	November 30, 2013
Assets
Current
Cash and cash equivalents	$7,721	$6,351
Restricted cash (note 4b)	—	1,500
Accounts receivable, less allowance for doubtful accounts of $892 and $697 at August 31, 2014 and November 30, 2013, respectively	41,422	39,751
Inventories, less provision for obsolescence of $11,559 and $12,571 at August 31, 2014 and November 30, 2013, respectively (note 6)	54,609	58,218
Deferred income taxes	2,302	2,426
Prepaid expenses and other current assets	1,226	2,445

	107,280	110,691
Fixed assets, net	30,787	35,231
Fixed assets held for sale (note 2)	150	150
Goodwill	116,770	116,770
Intangible assets, net	32,002	38,780
Other non-current assets	1,665	2,956

Total assets	$288,654	$304,578

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$27,539	$32,217
Deferred revenue	3,340	3,519
Current portion of long-term debt (note 9)	9,286	8,155

	40,165	43,891
Deferred income taxes	5,544	5,517
Other long-term liabilities	1,106	1,135
Long-term debt, net of current portion, and discount of $0 and $8,100 at August 31, 2014 and November 30, 2013, respectively (note 9)	120,778	96,606
Deferred gain (note 9d)	7,937	—

	175,530	147,149

Commitments and contingencies (note 15)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $0 and $1,042 liquidation preference and 1,000,000 authorized shares, 0 and 26,000 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively) (note 10)	—	26,326
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,397,320 and 54,846,071 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2014 and November 30, 2013, respectively)	—	—
Additional paid-in capital	327,763	327,901
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(218,933)	(200,798)
Accumulated other comprehensive income	1,866	1,572

	113,124	131,103

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$288,654	$304,578

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended August 31, 2014	For the Three Months Ended August 31, 2013	For the Nine Months Ended August 31, 2014	For the Nine Months Ended August 31, 2013
Revenue, net	$56,924	$62,630	$169,011	$185,163
Cost of revenues
Cost of revenues	41,751	47,641	129,502	143,338
Restructuring charges	364	16	945	182

Total cost of revenues	42,115	47,657	130,447	143,520

Gross profit	14,809	14,973	38,564	41,643

Operating expenses
General and administrative	6,030	6,901	17,568	19,704
Selling expenses	3,743	3,505	11,037	11,263
Research and development	1,980	2,244	6,214	6,885
Business acquisition and related charges	190	(111)	375	977
Restructuring charges	133	120	1,000	684

Total operating expenses	12,076	12,659	36,194	39,513

Operating income	2,733	2,314	2,370	2,130
Other expenses, net
Interest expense, net	3,289	3,086	8,586	11,907
Amortization of note discounts and deferred financing costs	24	521	10,916	11,795
Other expenses (income), net	24	189	(88)	(186)

Total other expenses, net	3,337	3,796	19,414	23,516

Loss from continuing operations before income taxes & discontinued operations	(604)	(1,482)	(17,044)	(21,386)
Expense (benefit) for income taxes	30	(3,144)	698	(3,316)

Income (loss) from continuing operations	(634)	1,662	(17,742)	(18,070)
Income from discontinued operations, net of income taxes	—	5,305	—	18,085

Net income (loss)	$(634)	$6,967	$(17,742)	$15
Accretion on preferred stock	—	(381)	(393)	(671)

Net income (loss) attributable to common shareholders	$(634)	$6,586	$(18,135)	$(656)

Income (loss) per share from continuing operations—Basic and diluted	$(0.01)	$0.02	$(0.33)	$(0.34)
Income per share from discontinued operations—Basic and diluted	$0.00	0.10	$0.00	0.33

Net income (loss) per share—Basic and diluted	$(0.01)	$0.12	$(0.33)	$(0.01)

Weighted average shares outstanding
Basic	55,461,217	55,424,157	55,444,759	55,398,833
Diluted	55,461,217	55,424,157	55,444,759	55,398,833
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	(128)	$53	294	$(1,237)

Other comprehensive income (loss)	(128)	53	294	(1,237)

Comprehensive income (loss)	(762)	$7,020	(17,448)	$(1,222)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Redeemable Preferred Stock and Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Preferred Stock- number of shares	Preferred stock amount	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2013	26,000	$26,326	54,846,071	$55	$327,901	$2,373	$(200,798)	$1,572	$131,103
Stock issued as compensation	—	—	48,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,751)	—	(39)	—	—	—	(39)
Accretion on Redeemable Preferred Stock (Dividends see Note 10)	—	393	—	—	—	—	(393)	—	(393)
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 10)	—	42	—	—	—	—	—	—	—
Redemption of Preferred Stock (see Note 10)	(26,000)	(26,761)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(99)	—	—	—	(99)
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (Note 11)	—	—	516,667	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	(17,742)	—	(17,742)
Other comprehensive income	—	—	—	—	—	—	—	294	294

Balance at August 31, 2014	—	$—	55,397,320	$55	$327,763	$2,373	$(218,933)	$1,866	$113,124

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Nine Months Ended August 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(17,742)	$15
Less: Income from discontinued operations	—	(18,085)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	12,269	13,225
Amortization of note discounts and deferred financing costs	705	1,519
Amortization of note discounts and deferred financing costs due to debt extinguishment	10,212	10,277
Stock based compensation	(99)	791
Gain on sale of fixed assets	(156)	—
Accrued income tax	—	(7,373)
Deferred income taxes	151	751
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	(2,839)	(2,296)
Inventories	3,544	(3,893)
Prepaid expenses and other current assets	1,220	378
Accounts payable and accrued expenses	(4,491)	(1,914)
Deferred revenue	(795)	(166)

Net cash provided (used) by continuing activities	1,979	(6,771)
Net cash provided by discontinued operations	—	2,639

Net cash provided (used) by operating activities	1,979	(4,132)
Cash flows from investing activities
Purchase of fixed assets	(1,598)	(2,084)
Purchase of intangible assets	(191)	(463)
Net proceeds from disposal of discontinued operations (note 4)	—	80,498
Net proceeds from disposal of fixed assets (note 9d)	15,108	739
Restricted cash	1,500	(800)
Business acquisitions (note 13)	1,288	(600)
Discontinued operations	—	(17)

Net cash provided by investing activities	16,107	77,273
Cash flows from financing activities
Redemption of preferred shares (note 10)	(27,600)	—
Repayments of long-term debt (note 9)	(54,017)	(296,362)
Net proceeds from long-term debt (note 9)	64,770	215,678

Net cash used by financing activities	(16,847)	(80,684)
Effect of exchange rate on cash and cash equivalents	131	(478)

Net change in cash and cash equivalents	1,370	(8,021)
Cash and cash equivalents, beginning of period—continuing operations	6,351	20,550
Cash and cash equivalents, beginning of period—discontinued operations	—	(15)

Cash and cash equivalents, beginning of period	6,351	20,535

Cash and cash equivalents, end of period	$7,721	$12,514
Cash and cash equivalents, end of period—discontinued operations	—	—

Cash and cash equivalents, end of period—continuing operations	$7,721	$12,514

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

On April 17, 2013, the Company sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was initially placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc. (“Spectrum”), a wholly owned subsidiary of API and was paid in April 2014.

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2014 and the results of its operations and cash flows for the three and nine month periods ended August 31, 2014. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2013 included in the Company’s Form 10-K filed with the SEC on February 12, 2014.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at August 31, 2014. This land and building were part of the fixed assets held for sale reported at November 30, 2013.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 46%, 3% and 11% of the Company’s revenues for the nine months ended August 31, 2014 (48%, 2% and 8% for the nine months ended August 31, 2013), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

Certain amounts from fiscal 2013 have been reclassified to conform to the August 31, 2014 financial statement presentation. The reclassifications related to a change in the presentation of discontinued operations (see Note 4).

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

In May 2014, the FASB issued guidance which affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The new guidance will supersede the existing revenue recognition requirements, and most industry-specific guidance. For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

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

The operating results of Data Bus are summarized as follows:

	(in thousands)
	Three months ended August 31, 2013	Nine months ended August 31, 2013
Revenue, net	$991	$7,571
Cost of revenues	547	4,435

Gross Profit	444	3,136
General and administrative	56	484
Selling expenses	2	82
Research and development	—	—
Restructuring	—	—
Provision for income taxes	(375)	344
Provision for income taxes—Gain on sale of Data Bus	5,293	5,293
Other expenses (income)	(10,002)	(10,002)

Income from discontinued operations, net of tax	$5,470	$6,935

Other income in the three and nine months ended August 31, 2013 primarily relates to the gain on sale of Data Bus, net of approximately $705 transaction expenses and deferred revenue of $2,544. The Company had a transition services agreement with the Purchaser, where the Company manufactured products in the United States for a period of up to 12 months and could manufacture certain products in the United Kingdom for a period of up to 4 years. The Company determined that the U.K. transition services agreement does not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

b) Sensors

On April 17, 2013 the Company sold all of the issued and outstanding shares of capital stock or other equity interests of the Sensors companies for gross cash proceeds of approximately $51,350. Of this amount, $1,500 was previously placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum.

The operating results of Sensors are summarized as follows:

	(in thousands)
	Three months ended August 31, 2013	Nine months ended August 31, 2013
Revenue, net	$—	$9,270
Cost of revenues	—	7,155

Gross Profit	—	2,115
General and administrative	—	366
Selling expenses	—	497
Research and development	—	180
Provision for income taxes	—	66
Provision for income taxes—Gain on sale of Sensors	—	1,670
Other expenses (income)	165	(11,814)

Income (loss) from discontinued operations, net of tax	$(165)	$11,150

Other income in the nine months ended August 31, 2013 primarily relates to the gain on sale of Sensors, net of approximately $2,131 transaction expenses and deferred revenue of $1,780. Pursuant to a transition services agreement, the Company manufactured products for a period of up to 9 months and provided certain administrative services to the purchaser over a period of up to 18 months. The Company determined that the transition services agreement does not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

5. FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities, which have been accounted for at fair value, along with the basis for the determination of fair value.

	(in thousands)
	August 31, 2014			November 30, 2013
	2014 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$150	$150	$—
Derivative liabilities—Redeemable Preferred Stock (Note 10)	—	—	—	(179)	(179)	—

Total	$150	$150	$—	$(29)	$(29)	$—

The following is a summary of activity for the nine months ended August 31, 2014 and year ended November 30, 2013 for assets and liabilities measured at fair value based on unobservable measure criteria:

	(in thousands)
	Fixed Assets Held for Sale	Derivative Liabilities— Preferred Stock
Balance, November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—
Less: Adjustment to fair value of derivative liabilities	—	88

Balance, November 30, 2013	$150	$(179)
Less: Redemption of Preferred Stock	—	179

Balance, August 31, 2014	$150	$—

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

6. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	August 31, 2014	November 30, 2013
Raw materials	$24,831	$26,015
Work in progress	20,185	23,425
Finished goods	9,593	8,778

Total	$54,609	$58,218

Inventories are presented net of valuation allowances.

7. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its U.K. subsidiaries for approximately $415 (250 GBP), which renews in July 2015. This line of credit is tied to the prime rate in the United Kingdom and is secured by the U.K. subsidiaries’ assets. This facility was undrawn as of August 31, 2014 and November 30, 2013.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	August 31, 2014	November 30, 2013
Trade accounts payable	$17,743	$20,714
Accrued expenses	6,570	6,586
Wage and vacation accrual	3,226	4,917

Total	$27,539	$32,217

9. LONG-TERM DEBT

The Company had the following long-term debt obligations:

	(in thousands)
	August 31, 2014	November 30, 2013
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$123,372	$86,810
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	—	24,345
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,246	1,318
Note payable—RTIE acquisition (c)	—	139
Capital leases payable (d)	5,446	249

	$130,064	$112,861
Less: Current portion of long-term debt	(9,286)	(8,155)
Discount and deferred financing charges on term loans	—	(8,100)

Long-term portion	$120,778	$96,606

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

As of August 31, 2014, $123,372 was outstanding under the Term Loan Agreement.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at August 31, 2014. The mortgage is secured by the subsidiary’s assets.
c)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE Electronics for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. This Promissory Note payable was fully repaid as of August 31, 2014.
d)	On December 31, 2013, the Company completed the Sale/Leaseback. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for 15 years for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

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

11. SHAREHOLDERS’ EQUITY

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the remaining 550,000 shares. Three API subsidiaries have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expire on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of August 31, 2014, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of August 31, 2014. Exchangeable shares are substantially equivalent to our common shares.

The Company issued 245,000 options and 15,000 RSUs during the nine months ended August 31, 2014 and 15,000 RSUs during the nine months ended August 31, 2013 (Note 12). The Company values its option grants using the Black-Scholes option-pricing model.

12. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,580,864 shares are available for issuance pursuant to options, RSUs, or stock as of August 31, 2014. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2014 there was $374 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2017.

During the nine months ended August 31, 2014 and 2013, ($99) and $791, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions detailed below:

	August 31, 2014	August 31, 2013
Expected volatility	70.2%	81.9%
Expected dividends	0%	0%
Expected term	6 years	6 years
Risk-free rate	1.58%	0.85%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—November 30, 2012	2,417,606	$5.06
Less forfeited	(569,121)	$5.26
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—November 30, 2013	1,848,485	$4.98
Less forfeited	(606,650)	$5.24
Exercised	—	$—
Issued	245,000	$2.23

Stock Options outstanding—August 31, 2014	1,486,835	$4.43

Stock Options exercisable—August 31, 2014	1,078,410	$5.04

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised—Stock issued	(72,333)	$4.94

RSUs outstanding—November 30, 2013	81,667	$3.72
Issued	15,000	$2.37
Exercised—Stock issued	(48,333)	$3.72

RSUs outstanding—August 31, 2014	48,334	$3.30

RSUs exercisable—August 31, 2014	—	$—

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at August 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at August 31, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 –$ 3.55	841,667	$2.93	8.05	$105	409,991	$3.49	$—
$3.56 –$ 4.99	27,084	$3.56	6.15	$—	16,251	$3.56	$—
$5.00 –$ 6.99	660,584	$5.95	6.09	$—	646,334	$5.97	$—
$7.00 –$ 20.00	5,834	$14.07	2.74	$—	5,834	$14.07	$—

	1,535,169		7.15	$105	1,078,410		$—

The intrinsic value is calculated as the excess of the market value as of August 31, 2014 over the exercise price of the shares. The market value as of August 31, 2014 was $2.18 as reported by the NASDAQ Stock Market.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Nine months ended
	August 31, 2014	August 31, 2013
Supplemental Cash Flow Information
Cash paid for income taxes	$683	$1,348
Cash paid for interest	$6,253	$10,974
Capital lease obligation	$5,225	$—
Deferred gain on Sale/Leaseback (note 9d)	$8,532	$—

In February 2014, the Company received $1,414 related to a tax refund from the acquisition of one of its subsidiaries, SenDEC Corporation.

14. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended		Nine months ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Weighted average shares-basic	55,461,217	55,424,157	55,444,759	55,398,833
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	55,461,217	55,424,157	55,444,759	55,398,833

Basic EPS and diluted EPS for the three and nine months ended August 31, 2014 and 2013 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,535,169 incremental shares, and 892,862 warrants have been excluded from the three and nine months ended August 31, 2014 computations of diluted EPS as they are anti-dilutive due to the losses generated in each respective period. Outstanding options and RSUs aggregating 1,972,488 incremental shares, and 892,862 warrants have been excluded from the three and nine months ended August 31, 2013 computations of diluted EPS as none are exercisable and in-the-money.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of August 31, 2014 and November 30, 2013. As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

16. INCOME TAXES

For the three and nine month periods ended August 31, 2014, the Company’s effective income tax rates were (5.0)% and (4.1)% for continuing operations, respectively and 212.2% and 15.5% for the three and nine months ended August 31, 2013, respectively, compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of August 31, 2014 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the nine months ended August 31, 2014, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets. The difference between the effective tax rate and U.S. statutory tax as of August 31, 2013 is primarily due to existence of valuation allowance for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. During the quarter ended August 31, 2014, the Company implemented a tax planning strategy in Canada that will allow it to utilize deferred tax assets that were previously subject to a valuation allowance.

As of August 31, 2014, the Company has no significant unrecognized tax benefits.

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

a) Ottawa restructuring

In November 2013, the Company commenced the restructuring of its Ottawa, Ontario, Canada business (“Ottawa restructuring”), which included the movement of certain operations to its State College facility, in order to improve its profitability. The actions taken as part of the Ottawa restructuring are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Elements of the Ottawa restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory and relocation costs. The Ottawa restructuring was substantially completed by May 31, 2014. As a result of the Ottawa restructuring, the Company reduced its SSC workforce by approximately 4%, which represents approximately 3% of its global workforce.

The Company has recorded $1,560 of salary and related charges for the Ottawa restructuring. As of August 31, 2014, $566 is included in accounts payable and accrued liabilities.

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

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(9,760)

Balance—Lease impairment accrual, August 31, 2014	$2,178

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

During the quarter ended February 28, 2014, the Company changed its reported basis of measurement of segment profit or loss. This change in reporting has been applied to the quarter and nine months ended August 31, 2014 and 2013. The Company’s chief operating decision maker evaluates segment performance based primarily on revenues and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from continuing operations excluding depreciation and amortization, stock-based compensation expense and other items as described below. Management views adjusted EBITDA as an important measure of segment performance because it removes from operating results the impact of items that management believes do not reflect the Company’s core operating performance. Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in the Company’s credit facilities.

Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets.

Three months ended August 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$41,877	$6,230	$8,817	$—	$—	$56,924

Adjusted EBITDA:	7,133	1,014	(388)	—	—	7,759
Acquisition related charges						190
Restructuring						497
Depreciation and amortization						4,029
Interest expense, net						3,289
Amortization of note discounts and deferred financing costs						24
Other adjustments *						334

Loss from continuing operations before income taxes						$(604)

Segment assets—as at August 31, 2014	$244,337	$13,983	$23,931	$6,403	$—	$288,654
Goodwill included in assets—as at August 31, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to August 31, 2014	$593	$83	$76	$—	$—	$752

Three months ended August 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$45,653	$3,712	$13,265	$—	$—	$62,630

Adjusted EBITDA:	7,474	627	252	—	—	8,353
Acquisition related charges						(111)
Restructuring charges						136
Depreciation and amortization						4,605
Interest expense, net						3,086
Amortization of note discounts and deferred financing costs						521
Other adjustments *						1,598

Loss from continuing operations before income taxes						$(1,482)

Segment assets—as at November 30, 2013	$249,363	$15,068	$34,741	$5,406	$—	$304,578
Goodwill included in assets—as at November 30, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to August 31, 2013	$876	$10	$68	$4	$—	$958

*	Other adjustments primarily include inventory provisions ($425—2014; $787—2013), stock based compensation ($(31)—2014; $191—2013), corporate franchise taxes ($36—2014; $54—2013), financing related costs ($212—2014; $523—2013), foreign exchange losses ($14—2014; $43—2013), and in fiscal 2014 also include lease payments for the State College, Pennsylvania facility ($(322)—2014).

Nine months ended August 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$120,809	$16,692	$31,510	$—	$—	$169,011

Adjusted EBITDA:	16,082	2,624	(171)	—	—	18,535
Acquisition related charges						375
Restructuring						1,945
Depreciation and amortization						12,269
Interest expense, net						8,586
Amortization of note discounts and deferred financing costs						10,916
Other adjustments *						1,488

Loss from continuing operations before income taxes						$(17,044)

Purchase of fixed assets, to August 31, 2014	$1,280	$105	$213	$—	$—	$1,598

Nine months ended August 31, 2013 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$128,112	$12,689	$44,362	$—	$—	$185,163

Adjusted EBITDA:	17,294	2,478	1,053	—	—	20,825
Acquisition related charges						977
Restructuring charges						866
Depreciation and amortization						13,225
Interest expense, net						11,907
Amortization of note discounts and deferred financing costs						11,795
Other adjustments *						3,441

Loss from continuing operations before income taxes						$(21,386)

Purchase of fixed assets, to August 31, 2013	$1,685	$33	$362	$4	$—	$2,084

*	Other adjustments primarily include inventory provisions ($1,593—2014; $1,944—2013), stock based compensation ($(99)—2014; $791—2013), corporate franchise taxes ($122—2014; $235—2013), financing related costs ($312—2014; $851—2013), foreign exchange losses ($240—2014; $159—2013), reversal of contingency accrual ($nil—2014; $(539)—2013) and in fiscal 2014 also include lease payments for the State College, Pennsylvania facility ($(862)—2014) and $182 related to change in employee vacation policy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview of API Technologies Corp.

General

We design, develop and manufacture high reliability RF/microwave, microelectronics, power, and security products and solutions to the defense, aerospace, industrial, satellite, and commercial end markets. In addition, we provide electronics manufacturing services to such markets. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico.

Operating through our three segments, Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA), we are positioned as a differentiated solution provider to U.S. and U.S. friendly governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products and solutions, our product portfolio spans RF/microwave and microelectronics, electromagnetics, power products, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production.

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”). Amendment No. 2 amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Term Loan Agreement”) to provide for an incremental term loan facility in an aggregate principal amount equal to $55.0 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165.0 million term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

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

On December 31, 2013, we completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a gross purchase price of approximately $15.5 million and will lease the property from the buyer for approximately $1.3 million per year, subject to annual adjustments. We used $14.2 million of the proceeds of the Sale/Leaseback to prepay a portion of our outstanding indebtedness under the Term Loan Agreement.

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

On April 17, 2013 we sold all of the issued and outstanding shares of capital stock or other equity interests of Spectrum Sensors and Controls, Inc., a Pennsylvania corporation (“Sub 1”), Spectrum Sensors and Controls, LLC, a California limited liability company (“Sub 2”), and Spectrum Sensors and Controls, Inc., an Ohio corporation (“Sub 3” and together with Sub 1 and Sub 2, “Sensors”), for gross cash proceeds of approximately $51.4 million. Of this amount, $1.5 million was placed into an escrow account for 12 months to secure any indemnification claims made by the purchaser against the sellers, API and Spectrum Control, Inc. (“Spectrum”), a wholly owned subsidiary of API, which was paid in April 2014.

On February 6, 2013, we refinanced substantially all of our indebtedness. We entered into the Term Loan Agreement and the Revolving Loan Agreement, which provided for a $50.0 million revolving borrowing base credit facility, with a $10.0 million subfacility (or the Sterling equivalent) for a revolving borrowing base credit facility that was available to certain of our United Kingdom subsidiaries, a $10.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swingline loans. The proceeds of both loan facilities were used to refinance and pay in full our existing credit facility under a Credit Agreement by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, to payoff the term loan facility with Lockman Electronics Holdings Limited, and to pay fees, costs and expenses associated with the refinancing. As discussed above, the Revolving Loan Agreement was repaid and terminated in March 2014.

Commencing in 2010, we began various cost reduction initiatives to rationalize the number of our facilities and personnel, which has resulted in us consolidating certain parts of our manufacturing operations. During the year ended November 30, 2013, we also began the consolidation of certain parts of our Ottawa, Canada operations to State College, Pennsylvania. The collective impact of these changes has resulted in a net reduction of costs of approximately $43.9 million on an annualized basis.

Operating Revenues

We derive operating revenues from our three principal business segments: Systems, Subsystems & Components (SSC); Electronic Manufacturing Services (EMS); and Secure Systems & Information Assurance (SSIA). We sell our products to customers throughout the world, with a concentration in North America, western Europe, and the Asia-Pacific region.

Systems, Subsystems & Components (SSC) Revenue includes high-performance RF/microwave, microelectronics, millimeter wave, electromagnetic, power, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from various world governments, including militaries, defense organizations, commercial aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

Electronic Manufacturing Services (EMS) Revenue includes high speed surface mount circuit card assemblies using both surface mount and thru-hole processes, electromechanical assemblies, system and integrated level solutions used in high-reliability defense, industrial, and commercial applications. The main demand today for our EMS products come from various defense organizations, aerospace, prime defense contractors and manufacturers of industrial, medical and commercial products.

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation control products, ruggedized computers and peripherals, secure mobile devices, secure access and information assurance products. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other U.S. friendly governments, Fortune 500 companies and telecommunication service providers.

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

Backlog

Our sales backlog at August 31, 2014 was approximately $129.6 million compared to approximately $131.0 million at November 30, 2013. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $87.1 million of our backlog orders will be filled by August 31, 2015. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	August 31, 2014	November 30, 2013	% Change
Backlog by segments:
SSC	$106,115	$96,493	10.0%
EMS	17,909	25,028	(28.4)%
SSIA	5,544	9,489	(41.6)%

	$129,568	$131,010	(1.1)%

The decrease at August 31, 2014 compared to November 30, 2013 was related to our EMS and SSIA segments as a result of lower EMS and SSIA bookings due to program timing in the nine months ended August 31, 2014, partially offset by increased SSC bookings in the nine months ended August 31, 2014.

Results of Operations for the Three Months Ended August 31, 2014 and 2013

The following discussion of results of operations is a comparison of our three months ended August 31, 2014 and 2013.

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

Our segment Adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items include stock-based compensation expense, non-cash inventory provisions, corporate franchise taxes, acquisition related charges, restructuring charges, financing related costs, foreign exchange losses, reversal of contingency accruals, charges related to changes in employee vacation policy, and lease payments related to the Sale/Leaseback.

	(dollar amounts in thousands) Three months ended August 31,
	2014	2013	% Change
Revenues by segments:
SSC	$41,877	$45,653	(8.3)%
EMS	8,817	13,265	(33.5)%
SSIA	6,230	3,712	67.8%

	$56,924	$62,630	(9.1)%

We recorded a 9.1% decrease in overall revenues for the three months ended August 31, 2014 over the same period in 2013. The decrease was primarily due to lower revenues in our EMS and SSC segments largely due to the completion of TSA agreements and completion of Phase I of an electronic warfare program in the same period in 2013, partially offset by higher revenues in our SSIA segment compared to the three months ended August 31, 2013. During the three months ended August 31, 2014, the decrease in our EMS segment revenues was also due to timing of certain key defense programs and our customer’s new product execution.

	(dollar amounts in thousands) Three months ended August 31,
	2014	2013	% Change
Segment Adjusted EBITDA:
SSC	$7,133	$7,474	(4.6)%
EMS	(388)	252	(253.8)%
SSIA	1,014	627	61.7%

The SSC segment adjusted EBITDA for the three months ended August 31, 2014 was lower than the comparable period in 2013 primarily due to impact of lower revenues in the quarter ended August 31, 2014 compared to the same period last year, partially offset by improved product mix and increased efficiencies. During the three months ended August 31, 2014, the decrease in our EMS segment adjusted EBITDA was primarily due to lower revenues in the quarter ended August 31, 2014 compared to the same period last year. The SSIA segment has higher adjusted EBITDA compared to the same period last year as a result of higher revenues in the quarter, partially offset by a change in product mix in the quarter ended August 31, 2014, due to the completion of a contract in the quarter ended August 31, 2014 with a low margin profile.

Operating Expenses

Cost of Revenues and Gross Margin

	Three months ended August 31,
	2014	2013
Gross margin by segments:
SSC	30.9%	28.6%
EMS	1.0%	4.9%
SSIA	28.7%	34.6%
Overall	26.0%	23.9%

Our combined gross margin for the three months ended August 31, 2014 increased by approximately 2.1 percentage points compared to the three months ended August 31, 2013. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended August 31, 2014 from 76.1% to 74.0% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended August 31, 2014 decreased by 2.3 percentage points compared to the comparable period in 2013, primarily due a favorable product mix and improved efficiencies despite lower revenues in the quarter ended August 31, 2014. The EMS segment cost of revenues increased by 3.9 percentage points compared to the same period in 2013, primarily due lower revenues in the quarter ended August 31, 2014 compared to the same period last year. The SSIA segment realized an increase in cost of revenues of 5.9 percentage points primarily due to unfavorable product mix due to the completion of a contract in the quarter ended August 31, 2014 with a low margin profile. Combined restructuring costs recorded in the three months ended August 31, 2014 were approximately $0.4 million compared to approximately $0.0 million in the comparable period of 2013.

General and Administrative Expenses

General and administrative expenses decreased to approximately $6.0 million for the three months ended August 31, 2014 from $6.9 million for the three months ended August 31, 2013. The decrease is primarily a result of lower depreciation and amortization, lower stock based compensation due to forfeitures, lower professional fees and cost reductions following restructuring initiatives. As a percentage of sales, general and administrative expenses were 10.6% for the three months ended August 31, 2014, compared to 11.0% for the three months ended August 31, 2013.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31,
	2014	% of sales	2013	% of sales
Depreciation and Amortization	$2,441	4.3%	$2,651	4.2%
Accounting and Administration	$1,873	3.3%	$2,061	3.3%
Stock based compensation	$(31)	(0.1)%	$191	0.3%
Professional Services	$590	1.0%	$785	1.3%

Selling Expenses

Selling expenses increased to approximately $3.7 million for the three months ended August 31, 2014 compared to approximately $3.5 million for the three months ended August 31, 2013. The increase is primarily a result of the timing of certain marketing-related expenses and additional sales salaries. As a percentage of sales, selling expenses were 6.6% for the three months ended August 31, 2014, compared to 5.6% for the three months ended August 31, 2013.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31,
	2014	% of sales	2013	% of sales
Payroll Expense – Sales	$2,021	3.6%	$1,930	3.1%
Commissions	$1,046	1.8%	$1,042	1.7%
Advertising	$359	0.6%	$224	0.4%

Research and Development Expenses

Research and development costs decreased to approximately $2.0 million for the three months ended August 31, 2014 compared to approximately $2.2 million for the three months ended August 31, 2013. As a percentage of sales, research and development expenses were 3.5% for the three months ended August 31, 2014, compared to 3.6% for the three months ended August 31, 2013.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the three months ended August 31, 2014, business acquisition charges are approximately $0.2 million compared to approximately $(0.1) million for the comparable prior period, primarily related to actual costs being lower than previously estimated on the sale of the Sensors operations for the three months ended August 31, 2013.

Operating Income

We recorded operating income from continuing operations for the three months ended August 31, 2014 of approximately $2.7 million compared to operating income of approximately $2.3 million for the three months ended August 31, 2013. The increase in operating income of approximately $0.4 million is primarily attributed to a decrease in operating expenses and a change in product mix, partially offset by lower revenues in the quarter compared to the prior comparable period.

Other Expenses, Net

Total other expense for the three months ended August 31, 2014 are approximately $3.3 million, compared to other expense of $3.8 million for the three months ended August 31, 2013.

The decrease in other expense in the three month period ended August 31, 2014, compared to the comparable period in 2013, is largely attributable to lower amortization of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014, partially offset by higher interest expense in the quarter ended August 31, 2014, compared to the comparable period in 2013, which had lower average borrowings.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.0 million for the three months ended August 31, 2014 compared to a net benefit of $3.1 million in the three months ended August 31, 2013. The expense during the three months ended August 31, 2014, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances recorded for the deferred tax assets arising from current year losses. The prior year benefit related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Income From Discontinued Operations

We had no activity in discontinued operations for the three months ended August 31, 2014, compared to net income from discontinued operations of approximately $5.3 million in the same period of fiscal 2013, which is primarily attributable to the operations of and the gain on the sale of Data Bus during the three months ended August 31, 2013.

Net Income (Loss)

We recorded a net loss for the three months ended August 31, 2014 of approximately $0.6 million, compared to net income of approximately $7.0 million for the three months ended August 31, 2013. The increase in net loss in the three month period ended August 31, 2014 is largely due to the gain from the sale of Data Bus and the higher federal and state tax benefit in the three month period ended August 31, 2013, partially offset by lower amortization of deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans, and higher operating income in the three month period ended August 31, 2014, compared to the comparable period in 2013.

Results of Operations for the Nine Months Ended August 31, 2014 and 2013

The following discussion of results of operations is a comparison of our nine months ended August 31, 2014 and 2013.

Segment Operating Revenue and Adjusted EBITDA

	(dollar amounts in thousands) Nine months ended August 31,
	2014	2013	% Change
Revenues by segments:
SSC	$120,809	$128,112	(5.7)%
EMS	31,510	44,362	(29.0)%
SSIA	16,692	12,689	31.5%

	$169,011	$185,163	(8.7)%

We recorded an 8.7% decrease in overall revenues for the nine months ended August 31, 2014 over the same period in 2013. The decrease was due to lower revenues in our EMS and SSC segments, partially offset by higher revenues in our SSIA segment, compared to the nine months ended August 31, 2013. During the nine months ended August 31, 2014, the decrease in our SSC and EMS segment revenues was primarily due to timing of certain key defense programs. The SSIA revenues increased primarily due to new customer programs.

For a discussion of our definition of adjusted EBITDA, how management uses it to evaluate the performance of our reportable segments and the material limitations on its usefulness, refer to “Segment Operating Revenue and Adjusted EBITDA” on page 28.

	(dollar amounts in thousands) Nine months ended August 31,
	2014	2013	% Change
Segment Adjusted EBITDA:
SSC	$16,082	$17,294	(7.0)%
EMS	(171)	1,053	(116.2)%
SSIA	2,624	2,478	5.9%

The SSC segment adjusted EBITDA for the nine months ended August 31, 2014 was lower than the comparable period in 2013 primarily due to lower revenues, partially offset by improved efficiencies and product mix. During the nine months ended August 31, 2014, the decrease in our EMS segment adjusted EBITDA was primarily due to lower revenues, partially offset by cost reductions in the nine months ended August 31, 2014 compared to the same period last year. The higher adjusted EBITDA in the SSIA segment is a result of higher revenues, partially offset by a change in product mix in the nine months ended August 31, 2014, as we shipped products on a contract with lower margin.

Operating Expenses

Cost of Revenues and Gross Margin

	Nine months ended August 31,
	2014	2013
Gross margin by segments:
SSC	26.9%	26.5%
EMS	4.6%	7.1%
SSIA	27.7%	36.1%
Overall	22.8%	22.5%

Our combined gross margin for the nine months ended August 31, 2014 increased by approximately 0.3 percentage points compared to the nine months ended August 31, 2013. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the nine months ended August 31, 2014 from 77.5% to 77.2% compared to the same period last year. The SSC segment cost of revenues percentage for the nine months ended August 31, 2014 was 73.1% compared to 73.5% in the comparable period in 2013 primarily due to a favorable product mix despite lower revenues. The EMS segment cost of revenues increased by 2.5 percentage points compared to the same period in 2013, primarily due to lower revenues, partially offset by cost reductions in the nine months ended August 31, 2014 compared to the same period last year. The SSIA segment realized an increase in cost of revenues of 8.4 percentage points primarily due to unfavorable product mix in the nine months ended August 31, 2014, as we completed a contract at August 31, 2014 with a lower margin profile. Combined restructuring costs recorded in the nine months ended August 31, 2014 were approximately $0.9 million compared to approximately $0.2 million in the comparable period of 2013.

General and Administrative Expenses

General and administrative expenses decreased to approximately $17.6 million for the nine months ended August 31, 2014 from $19.7 million for the nine months ended August 31, 2013. The decrease is primarily a result of lower stock based compensation due to forfeitures, lower depreciation and amortization, lower professional fees and cost reductions. As a percentage of sales, general and administrative expenses were 10.4% for the nine months ended August 31, 2014, compared to 10.6% for the nine months ended August 31, 2013.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31,
	2014	% of sales	2013	% of sales
Depreciation and Amortization	$7,388	4.4%	$7,949	4.3%
Accounting and Administration	$5,541	3.3%	$6,183	3.3%
Stock based compensation	$(99)	(0.1)%	$791	0.4%
Professional Services	$1,464	0.9%	$1,939	1.0%

Selling Expenses

Selling expenses decreased to approximately $11.0 million for the nine months ended August 31, 2014 compared to approximately $11.3 million for the nine months ended August 31, 2013. The decrease is primarily a result of lower commissions as a result of lower revenues. As a percentage of sales, selling expenses were 6.5% for the nine months ended August 31, 2014, compared to 6.1% for the nine months ended August 31, 2013.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31,
	2014	% of sales	2013	% of sales
Payroll Expense – Sales	$6,231	3.7%	$5,991	3.2%
Commissions	$3,033	1.8%	$3,509	1.9%
Advertising	$899	0.5%	$810	0.4%

Research and Development Expenses

Research and development costs decreased to approximately $6.2 million for the nine months ended August 31, 2014 compared to approximately $6.9 million for the nine months ended August 31, 2013. As a percentage of sales, research and development expenses remained consistent at 3.7% for the nine months ended August 31, 2014 and 2013.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the nine months ended August 31, 2014, business acquisition charges were approximately $0.4 million compared to approximately $1.0 million, primarily related to the sale of Sensors operations for the nine months ended August 31, 2013.

Operating Income

We recorded operating income from continuing operations for the nine months ended August 31, 2014 of approximately $2.4 million compared to operating income of approximately $2.1 million for the nine months ended August 31, 2013. The increase in operating income of approximately $0.2 million is primarily attributed to improved product mix and lower operating expenses, partially offset by lower revenues.

Other Expenses, Net

Total other expenses for the nine months ended August 31, 2014 is approximately $19.4 million, compared to other expense of $23.5 million for the nine months ended August 31, 2013. The decrease in other expense is largely attributable to lower interest expense in the nine months ended August 31, 2014, as a result of lower interest rates and lower average debt levels.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.7 million for the nine months ended August 31, 2014 compared to a net benefit of $3.3 million in the nine months ended August 31, 2013. The expense during the nine months ended August 31, 2014, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year benefit related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Income From Discontinued Operations

We had no activity in discontinued operations for the nine months ended August 31, 2014, compared to net income from discontinued operations of approximately $18.1 million in the same period of fiscal 2013, which is primarily attributable to the operations of and the gains on the sales of our Sensors operations and Data Bus assets during the nine months ended August 31, 2013.

Net Income (Loss)

We recorded a net loss for the nine months ended August 31, 2014 of approximately $17.7 million, compared to net income of approximately $0.0 million for the nine months ended August 31, 2013. The increase in net loss is largely due to the gain on the sale of Sensors, which reduced the net loss in the nine months ended August 31, 2013, partially offset by lower interest expense from lower debt levels in the nine month period ended August 31, 2014, compared to the comparable period in 2013.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At August 31, 2014, we held cash and cash equivalents of approximately $7.7 million compared to $6.4 million at November 30, 2013. We believe that our available cash and cash equivalents and future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayments, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

On March 21, 2014, we entered into Amendment No. 2, which, among other things, amends the Term Loan Agreement to provide for the Incremental Term Loan Facility. The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165.0 million term loan facility provided upon the initial closing of the Term Loan Agreement. As of March 21, 2014, we had borrowed $126.7 million under the Term Loan Agreement. As of August 31, 2014, we had borrowed $123.4 million under the Term Loan Agreement.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2014, the interest coverage ratio must be not less than the ratio of 2.10:1.00. The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2014, the leverage ratio must be not greater than the ratio set forth opposite such period below:

Applicable Ratio	Test Period Ending
5.75:1.00	February 28, 2014
5.50:1.00	May 31, 2014
5.50:1.00	August 31, 2014
5.50:1.00	November 30, 2014

As at August 31, 2014, the Company was in compliance with its financial covenants under the Term Loan Agreement.

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

Nine Months Ended August 31, 2014 Compared to August 31, 2013

Cash generated by operating activities of approximately $2.0 million for the nine months ended August 31, 2014 (“Q3 YTD FY2014”) was higher than cash used by continuing operations of approximately $6.8 million for the nine months ended August 31, 2013 (“Q3 YTD FY2013”). The increase in cash generated by operating activities resulted primarily from a decrease in the net cash used by changes in operating assets and liabilities during Q3 YTD FY2014. The decreased use in cash from changes in operating assets and liabilities in Q3 YTD FY2014 compared to Q3 YTD FY2013 was primarily related to changes in inventory and accounts payable.

Cash generated by investing activities for the nine months ended August 31, 2014 was approximately $16.1 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, $1.5 million related to the release of restricted cash from the sale of Sensors and a $1.4 million tax refund related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $1.8 million. Cash generated by investing activities for the nine months ended August 31, 2013 consisted of approximately $80.5 million from the sale of Sensors, Data Bus and the release of $0.7 million held in restricted cash for the Commercial Microwave Technology, Inc. (“CMT”) final payment, partially offset by $1.5 million related to an escrow for the sale of Sensors, $2.6 million related to the acquisition of fixed and intangible assets and $0.6 million related to the final payment of the CMT purchase price.

Cash used by financing activities for the nine months ended August 31, 2014 totaled approximately $16.8 million, which resulted from the repayment of long-term debt, mainly related to term loans under the Term Loan Agreement, the repayment and termination of the Revolving Loan Agreement and the $27.6 million redemption of preferred shares, partially offset by net proceeds associated with the Revolving Loan Agreement. During the nine months ended August 31, 2013 cash used by financing of approximately $80.7 million consisted mainly of repayment of term loans using a portion of the proceeds from the sales of Sensors operations and Data Bus assets and the repayment of certain capital lease obligations.

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

Off-Balance Sheet Arrangements

During the year ended November 30, 2013 and the three months ended August 31, 2014, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. We may utilize interest rate swap agreements in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of August 31, 2014, the Company has borrowed $123.4 under its Term Loan Agreement. The loan amounts under the Term Loan Agreement bear interest at adjusted LIBOR plus 7.5%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. Based on LIBOR at August 31, 2014, an increase of 1.0% in interest rates would result in a 0.1% increase on the existing term loans, due to the 1.50% floor, or a $0.1 million increase in our overall annual interest expense and related cash payments. Absent the 1.50% floor, a 1.0% change in interest rates would result in a $1.3 million change in our annual interest expense and related cash payments on Company’s borrowings, assuming the entire $130.1 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2014.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2013.

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

API TECHNOLOGIES CORP.

Date: October 3, 2014	By:	/s/ CLAUDIO MANNARINO
Claudio Mannarino
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)