Form 10-K
period 2014-11-30
API Technologies Corp.
filed 2015-02-10
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2014

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $60,560,646. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 3, 2015, the Company had 55,397,384 shares of common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended November 30, 2014 are incorporated by reference into Part III.

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

Overview of the Company

API Technologies Corp. (“we,” “us,” “our,” the “Company,” or “API”) is a leading provider of high performance Radio Frequency (“RF”) microwave, microelectronic, power, and security solutions. We offer one of the most comprehensive selections of RF, microwave, millimeterwave and microelectronics products in the industry, ranging from components to complete system solutions. We operate through our three business segments—Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA).

Our primary end markets are defense, high- reliability commercial and industrial, and non-defense government. Our products may be found in a variety of applications including commercial aircraft systems, mobile and wireless systems, radar and imaging systems, missile systems, unmanned systems, spectrum warfare technology, commercial and military satellites, space vehicles, medical devices, and oil and gas industrial systems.

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

Our website address is www.apitech.com. In our web site’s “Investor Relations” section, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. The content on our website is available for information purposes only and is not incorporated by reference. Our common stock trades on the NASDAQ Capital Market under the symbol “ATNY.”

2014 Product Highlights

•

RF/Microwave & Microelectronics: We introduced over 10 new platforms and key products, including a new line of GaN pulsed power amplifiers in May 2014 and a line of radiation hardened power products for space and satellites in June 2014. We expanded the availability of standard and configurable products and added new, online design tools in August 2014. We continue to achieve major technical milestones with our AESA (“Active Electronically Scanned Array”) subsystem product line.

•

Electromagnetic Integrated Solutions (EIS): In September 2014, we introduced a new line of transient energy suppressant High-Altitude Electromagnetic Pulse (“HEMP”) filter products. Additionally, we expanded our line of EIS products for space. In November 2014, we announced the expansion of our filtered circular connectors to Great Yarmouth, UK, which offers broader product access to customers worldwide.

•	Power Solutions: The U.S. Department of Defense broadened its adoption of our award-winning Tactical Power Supply product line for use on maritime programs.

•

Secure Systems & Information Assurance (SSIA): In November 2014, API, Dell, Inc., ViaSat Inc., Microsoft Corp., and Intel Corp. jointly announced the launch of the Secure Venue Tablet, a mobile computing solution principally for government users. We also extended the capabilities of our ION™ SA5600 secure access platform with FIPS 104-2 validation in February 2014.

Recent Developments and Financial Highlights

During fiscal 2014, we completed the following transactions:

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”). Amendment No. 2 amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Term Loan Agreement”) to provide for an incremental term loan facility in an aggregate principal amount equal to $55.0 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165.0 million term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things. As of November 30, 2014, we have borrowed $121.7 million under the Term Loan Agreement.

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

On December 31, 2013, we completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a gross purchase price of approximately $15.5 million and will lease the property from the buyer for approximately $1.3 million per year, subject to annual adjustments. We used $14.2 million of the proceeds of the Sale/Leaseback to reduce our outstanding indebtedness under the Term Loan Agreement.

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

Series A Mandatorily Redeemable Preferred Stock—On March 22, 2012, our Board approved an amendment to our Amended and Restated Certificate of Incorporation (the “Charter”) to (i) increase the number of our shares of common stock from 100,000,000 to 250,000,000 shares, and (ii) authorize the issuance by the Company’s Board of Directors of up to 10,000,000 shares of Preferred Stock, in one or more series. Our Board of Directors also authorized, subject to the effectiveness of such amendment to the Charter, the creation of a class of Preferred Stock designated as “Series A Mandatorily Redeemable Preferred Stock” (which we also refer to as Series A Preferred Stock) pursuant to a Certificate of Designation (“Certificate of Designation”). Pursuant to the Certificate of Designation, we are authorized to issue 1,000,000 shares of Series A Preferred Stock. Shareholders owning a majority of our common stock on March 22, 2012 approved such actions by a written consent and on May 16, 2012, we filed the amendment to the Charter and filed the Certificate of Designation with the Secretary of State of the State of Delaware, at which time they became effective. At such time, the Note, in accordance with its terms, converted into 26,000 shares of Series A Preferred Stock. As discussed above, the Series A Preferred Stock was subsequently redeemed in March 2014.

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

Business Strategy

Our business strategy is to increase shareholder value by providing differentiated products to address our customers’ high reliability requirements for the RF/Radio Frequency and microwave, power, and security solutions.

Our strategies to achieve our objectives include:

•

Broaden International Customer Footprint. Given our expanded availability of standard and configurable products, we are able to execute a targeted sales effort aimed at expanding our presence in international growth markets. The breadth of our product line positions us favorably against competitors, as does our ability to manufacture products in China and Europe.

•

Expand Within Customer Base by Leveraging Our Status as a Strategic Supplier to Major OEM Customers. We are an incumbent strategic supplier with products designed-in across a wide range of defense and commercial programs. We intend to leverage our relationships with our Tier 1 and government customers by our performance on existing contracts and actively working with them on new contracts. Our status as a strategic supplier, with many decades of successful heritage, presents us with opportunities to develop and design new products for these OEM customers on a collaborative, solutions-oriented basis giving us an advantage over many of our competitors.

•

Leverage Intellectual Property and New Product Introductions to Expand Customer Reach. We believe through our acquisitions of Spectrum Control, Inc. (“Spectrum”), Commercial Microwave Technology, Inc. (“CMT”), C-MAC and RTIE, we have amassed significant body of intellectual property, which we continue to channel into the development and launch of new products. By leveraging our current market position and existing customer relationships, we are able to win adjacent, higher margin, highly engineered products to a global customer audience.

•

Target Customers’ Applications Affected by Limited RF Spectrum Availability/Allocation. While available RF spectrum is limited, demand continues to increase, driven primarily by the growing use of mobile and wireless communications technology. API intends to capitalize on its technology expertise in this area of RF filtering technology to introduce new solutions to meet continuously growing customer demand.

•

Capitalize on Evolving Defense Requirements. In recent years global government budgets, including the Department of Defense (“DoD”) budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision -guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. The emphasis on systems interoperability, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the Common Operating Picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will be relatively strong, in comparison to other segments of the defense market. We believe our Systems, Subsystems & Components segment, which manufactures components for these items, is well positioned to benefit from the expected focus in those areas.

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

•

Pursue Strategic Acquisitions, Divestitures and Business Combinations. We periodically review and evaluate potential strategic acquisitions, and we may selectively acquire businesses that add new products, technologies, programs and contracts, or provide access to select customers and provide attractive returns on investment. Furthermore, we periodically consider divestiture and business combination opportunities as a potential means to better align our product portfolio to meet current and future market demands, as well as address strategic business needs and provide shareholder value.

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

On May 31, 2012, we approved a restructuring plan (the “EMS restructuring”) for our EMS lines within our EMS business segment in order to improve the profitability of the EMS businesses. The actions taken as part of the EMS restructuring were intended to realize synergies from our combined EMS operations, contain costs, reduce our exposure to low margin and unprofitable revenue streams within the EMS businesses, and streamline our operations. Elements of the EMS restructuring included management re-alignment, workforce reductions and write-downs and charges related to inventory, fixed assets, and long-term leases. The EMS restructuring was substantially complete at the end of fiscal 2012.

In November 2013, the Company commenced the restructuring of a portion of its Ottawa, Ontario, Canada business (“Ottawa restructuring”) which included the movement of its magnetics operations to its State College, PA and Fairview, PA facilities, in order to improve operating efficiency and ultimately improve profitability. The actions taken as part of the Ottawa restructuring are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Elements of the Ottawa restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory, long-term leases and relocation costs. The Ottawa restructuring was substantially completed by the end of the fourth quarter of fiscal 2014. As a result of the Ottawa restructuring, we reduced our SSC workforce by approximately 4%, which represents approximately 3% of our global workforce.

The collective impact of these changes has resulted in a net reduction of costs of approximately $44.1 million on an annualized basis.

Products

We provide our products to our customers through three principal business segments—Systems, Subsystems & Components, Electronic Manufacturing Services and Secure Systems & Information Assurance.

Systems, Subsystems & Components (SSC)

The Systems, Subsystems & Components segment includes the products of several of our operating subsidiaries, including Spectrum, API Defense Inc., API Defense USA Inc., API Systems Inc., API Microwave Ltd. (formerly RF2M Microwave Ltd.), API Microelectronics Ltd. (formerly RF2M Microelectronics Ltd.), API Electronics, Inc., TM Systems, Keytronics, Filtran Limited, and CMT.

Products offered in the SSC segment include:

•	RF, Microwave and Millimeterwave Products

We develop and offer high-performance RF, microwave and millimeter wave solutions for defense, space, commercial and military aircraft, and industrial applications. In addition to offering one of the world’s largest selections of RF and microwave filters for high reliability applications, we specialize in the development of Active Antenna Array Unit (AAAU) subsystems for AESA radar, datalink and satcom applications; high power amplifiers; and custom Integrated Microwave Assemblies (IMAs). Other featured products include active components, antennas, single function assemblies, agile frequency sources, transponders and multi-channel Transmit/Receive modules.

•	Microcircuits and Microelectronics

We develop microelectronics products for a broad range of space, defense, commercial, and industrial applications. Products span digital and mixed signal microcircuits, optical data bus products, Multi Chip Modules (MCM), Low Temperature Co-Fired Ceramics (LTCC), power and general purpose hybrids and modules.

•	Electromagnetic Integrated Solutions (EIS)

We offer one of the world’s largest selections of high reliability custom and off-the-shelf components for EMC compliance, energy efficiency, and power management, used in defense, aerospace, medical, and industrial applications. The product line features a broad range of EMI filters, power filters, magnetics, thin film capacitors, coaxial filters, specialty connectors, and advanced ceramics.

•	Power Solutions

We develop and offer power control and distribution products which cover AC and DC power control and distribution, circuit protection systems, power supplies, Explosive Ordnance Disposal (EOD) products, along with visual landing aids and glide slope indicators.

The SSC product offerings are sold to defense, commercial, and industrial customers, both domestic and international.

Secure Systems & Information Assurance (SSIA)

The Secure Systems & Information Assurance segment includes the products of our operating subsidiaries Emcon Emanation Control Inc., Secure Systems and Technologies Ltd., API Cryptek Inc. and the ION Networks division.

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

Financial Information About Segments and Geographical Data

For financial information concerning our reportable segments and geographic regions, refer to note 22 of our consolidated financial statements found in Part II, Item 8 of this Form 10-K.

Sales and Marketing

We use an integrated sales approach across all of our business segments to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. At November 30, 2014 our sales, marketing and customer support team consists of approximately 64 people. Our use of experienced engineers as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of the engagement. We believe that close customer collaboration is critical to ensuring our products are incorporated into our customers’ systems and platforms. Products are sold through direct sales representatives and a network of independent sales representatives, distributors, and agents, with the exception of the Secure Systems and Information Assurance (SSIA) segment. SSIA products are sold almost exclusively by direct sales representatives.

The sales cycle can be long in nature with a protracted design phase. However, once a product is designed into a defense or commercial system, we may be the sole-source or primary source supplier. Due to the extensive qualification process and potential redesign required for using an alternative source, customers are often reluctant to change the incumbent supplier. We attempt to become the incumbent supplier by supporting customers’ early design and engineering efforts, thereby positioning us to realize long-term, recurring revenue throughout the lifecycle of our customers’ products.

In the commercial market, we target industries with high-reliability applications (e.g. communications, space, medical, alternative energy). This enables us to parlay our defense engineering experience into producing products for customers who place a premium on performance, quality, and reliability.

Backlog and Orders

Our sales backlog at November 30, 2014 was approximately $120.7 million compared to approximately $131.0 million at November 30, 2013. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $86.0 million of our backlog orders will be filled in fiscal 2015. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands) As at November 30
	2014	2013	% Change
Backlog by segments:
SSC	$98,111	$96,493	1.7%
EMS	19,077	25,028	(23.8)%
SSIA	3,481	9,489	(63.3)%

	$120,669	$131,010	(7.9)%

The backlog decrease at November 30, 2014 compared to November 30, 2013 primarily related to our EMS and SSIA segments. The decreases in our EMS and SSIA segments resulted from lower bookings in the year ended November 30, 2014, and were partially offset by increased SSC bookings in the year ended November 30, 2014.

Seasonality

Revenues for our Secure Systems and Information Assurance (SSIA) segment are typically slightly higher in the three months ended May relative to other quarters, partially related to the fiscal year end of the Canadian and U.K. Governments. Revenues from our Systems, Subsystems & Components (SSC) and Electronic Manufacturing Services (EMS) segment typically do not demonstrate consistent seasonal patterns. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards and the ensuing subcontracts, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the subcontractors who work for them in the United States, Canada, the United Kingdom and various other countries in the world. Approximately 45%, 47% and 45% of total consolidated revenues for the years ended November 30, 2014, 2013 and 2012, were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. The Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) account for approximately 2% and 9% of our revenues for the year ended November 30, 2014, 2% and 9% of our revenues for the year ended November 30, 2013, and 2% and 9% of our revenues for the year ended November 30, 2012, respectively.

	2014	2013	2012
Revenue
United States Department of Defense Direct	0%	1%	1%
United States Department of Defense Prime & Subcontractors	45%	46%	44%

One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for the year ended November 30, 2014 (8% – 2013 and 7% – 2012). The same customer represented 7%, 5% and 6% of accounts receivable as of November 30, 2014, 2013 and 2012, respectively.

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

A portion of our product development costs are recoverable under contractual arrangements; while the balance of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $8.3 million, $9.2 million, and $9.6 million, for the years ended November 30, 2014, 2013 and 2012, respectively.

We believe that strategic investment in product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

Competition

We are engaged in a competitive industry that is characterized by technological change and product life cycles. We face competition from large and mid-tier defense contractors, large semiconductor and electronic component companies to small specialized firms, electronic contract manufacturers, and other companies. Sole and primary source supplier positions provide us a measure of protection against impending competition. This is particularly true of the Systems, Subsystems & Components (SSC) and Secure Systems & Information Assurance (SSIA) segments, where products are designed into programs and platforms that may continue for many years.

In the SSC segment, we are considered one of the world’s largest merchant suppliers of RF microwave and millimeterwave products to the defense and commercial high reliability end markets. We also hold a significant portion, nearly 50%, of the total market share for EMI filtering coaxial and interconnect products. Some of our principal competitors in the SSC segment include Aeroflex Incorporated (NYSE:ARX), Amphenol (NYSE: APH), Cobham plc, DRS.Finmeccanica, K&L Microwave, Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS), M/A-COM Technology Solutions Inc., and Schaffner Group. In the EMS segment, API is one of a select group of providers to hold ISO-9001:2008, AS9100 and ISO-13485 certifications. Competitors include Ducommun Incorporated (NYSE: DCO) and regional contract manufacturing providers. In the SSIA segment, API Technologies selling through EMCON and SST brand names currently holds approximately 20% of the addressable worldwide market share for TEMPEST products; principal competitors include CIS Secure Computing, Eurotempest, and Advanced Programs, Inc.

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

The products we sell require a large amount of engineering design and manufacturing expertise. We have patents on certain Secure Systems & Components (SSC) segment products and technologies, including our electronic components, circuits, filters, connectors, optocouplers, and antennas, and Secure Systems & Information Assurance (SSIA) segment products and technologies, including secure network systems, virtual data labeling systems, and secure access management systems. However, the majority of our technological capabilities are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products. It is possible that a competitor may also learn to design and produce products with similar performance capabilities as our products, which may result in increased competition and a reduction of sales for our products. We intend to file patent applications to protect future material proprietary technology, inventions and improvements. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantage to us.

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

All of our U.S. Government prime and subcontracts, in all of our operating segments, can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts and subcontracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer. Because government sales account for a material portion of our business, any such cancellations or renegotiations could have a material adverse effect on our business.

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

A significant portion of our Secure Systems & Information Assurance (SSIA) business is derived from subcontracts with prime contractors of Canadian and United Kingdom government agencies. In instances where the Company is a sole-source provider, certain government agencies may reserve the right to review costs and impose various profit and cost controls. These government agencies also have the right to require its prime and subcontractors to comply with relevant laws and regulations. Non-compliance with these requirements could lead to contract termination. Our extensive experience in the defense industry has enabled us to handle the strict requirements that accompany these contracts.

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

Through the Spectrum acquisition on June 1, 2011, we owned certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired by Spectrum from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations. We completed the Sale/Leaseback of our facility located in State College, Pennsylvania on December 31, 2013.

Spectrum’s purchase price for the acquired property included the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property had known environmental conditions that required remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, Spectrum entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) Spectrum agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) Spectrum purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term commencing 2005 and an aggregate deductible of approximately $0.7 million, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten-year policy term.

Based upon Spectrum’s environmental review of the property, Spectrum recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2012, remediation expenditures of $2.4 million were incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. In the second quarter of fiscal 2012, PADEP issued a site specific standard for the State College facility announcing that it meets specific industrial standards necessary to allow the discontinuance of further cleanup efforts. No reimbursements were provided by the insurance carrier thereafter; and subsequent cleanup, monitoring and decommissioning expenses were recorded as restructuring charges under administrative costs at $0.1 million in fiscal 2013 and $0.1 million in fiscal 2014. In the fourth quarter of fiscal 2014, the Company decommissioned all monitoring wells and water treatment equipment and anticipates no further material testing or cleanup requirements with respect to this matter.

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

The most significant raw materials that we purchase for our SSC and EMS segment operations are integrated circuits in silicon wafers, die forms and packaged devices. As is the case with all of our business segments, materials and purchased components are generally available from a number of suppliers, several suppliers are our sole source of certain components. We are also dependent on certain suppliers for particular customers due to their product specifications. If a supplier should cease to deliver such components, other sources probably would be available; however, added cost and manufacturing delays might result. Despite the risks associated with purchasing from a limited number of sources, we have made the strategic decision to select limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined form the Democratic Republic of the Congo and adjoining countries. These rules have and may continue to impose costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

We have long-standing strategic relationships with world class semiconductor suppliers. Because of these capabilities and relationships, we believe we can continue to meet our customers’ requirements. We do not have specific long-term contractual arrangements with our suppliers, however, we have good and long standing relationships with them.

Employees

As of November 30, 2014, we had approximately 1,862 full-time employees, including 1,277 in manufacturing, 224 in general and administrative, 181 in engineering and research and development, 88 in quality assurance, 64 in sales and marketing and 28 in contracts and customer service. With the exception of approximately 80 employees from our C-MAC acquisition, none of our employees are currently subject to a collective bargaining agreement.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are satisfactory.

Executive Officers of the Registrant

The following table lists as of February 1, 2015, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Brian R. Kahn	41	Chairman and Director	2011
Bel Lazar	54	Chief Executive Officer and President	2011
Claudio Mannarino	44	Senior Vice President and Chief FinancialOfficer	2014

Set forth below is certain biographical information regarding each of our executive officers.

Brian R. Kahn

Brian R. Kahn became our Chairman of the Board and Chief Executive Officer on January 21, 2011. Mr. Kahn continued to serve as Chief Executive Officer until August 1, 2012 and he continues to serve as Chairman of the Board. Mr. Kahn founded and has served as the investment manager of Vintage Capital Management, LLC (“Vintage”), and its predecessor, Kahn Capital Management, LLC since 1998. Vintage focuses on public and private market investments in the consumer, manufacturing, and defense industries. Mr. Kahn also was the former Chairman of the Board of White Electronic Designs Corporation, where he served on the Governance, Compensation and Strategic Alternatives committees. Additionally, he recently served as a director of Integral Systems, Inc. where he served on the Nominating and Governance, Strategic Growth and Special Litigation committees. Currently, Mr. Kahn serves as a director of Aaron’s, Inc. (NYSE: AAN), where he is a member of the Nominating & Governance Committee and the Operational & Financial Advisory Committee. Mr. Kahn graduated cum laude and holds a Bachelor of Arts degree in Economics from Harvard University.

Bel Lazar

Bel Lazar became our President and Chief Operating Officer on March 1, 2011, and was promoted to President and Chief Executive Officer on August 1, 2012, at which time he ceased serving as Chief Operating Officer. Prior to joining the Company, Mr. Lazar was Senior Vice President of Operations at Microsemi Corporation (NASDAQ: MSCC) and a member of their executive team. Microsemi is a provider of semiconductor technology. Microsemi’s products include high-performance, high-reliability analog and RF devices, mixed signal integrated circuits, FPGAs and customizable SoCs, and subsystems solutions. Microsemi serves leading system manufacturers around the world in the defense, homeland security, aerospace, enterprise, commercial, and industrial markets. Prior to Microsemi, Mr. Lazar spent over 22 years at International Rectifier (NYSE: IRF), which specializes in power management technology, from digital, analog and mixed-signal ICs to advanced circuit devices, power systems and components. Mr. Lazar served as International Rectifier’s Vice President of Aerospace & Defense Operations and R&D from July 2003 to September 2007 and Vice President of the Aerospace & Defense business unit from September 2007 to February 2008. Mr. Lazar holds a Bachelor of Science degree in Engineering from California State University, Northridge, a Master of Science Degree in Computer Engineering from the University of Southern California, and a Juris Doctor degree from Southwestern University School of Law.

Claudio Mannarino B.Com,

Claudio A. Mannarino, B.Com, has been with API since 2000 and has over 20 years of finance and professional accounting experience. Appointed to the Senior Vice President and Chief Financial Officer role in June 2014, Mr. Mannarino previously served as Senior Vice President (since January 2010) and, as Chief Financial Officer and Vice President of Finance (November 2006 – January 2010). Prior to that, he served in various, senior-level management roles throughout the company’s finance organization. Before joining the company, Mr. Mannarino served as Controller for two divisions of Transcontinental, Inc., a Canadian publicly traded company on the Toronto Stock Exchange. After three years in roles with progressively more responsibility at GTC he joined a project management company as a senior accountant, whose role centered on developing long-term business strategies and improving business practices. Mr. Mannarino holds a Bachelor of Commerce Degree from the University of Ottawa and attained his Certified Management Accountant certification in 1996.

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

Risks Related to Our Business

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. For each of the fiscal years ended November 30, 2014 and 2013, U.S. defense revenue represented approximately 47% of our total consolidated sales. Reductions or changes in defense spending, including as a result of new U.S. government budget reductions, could have a material adverse effect on our sales and profits. The loss or significant curtailment of government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government, changes or cancellations of federal government programs or requirements, and shutdowns or other delays in the government appropriations process. In addition, a difference in philosophy or the worsening economic climate of the country could reduce or change appropriations.

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

In particular, defense spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Act, which was passed in August 2011, and the related American Taxpayer Relief Act of 2012, or the Relief Act, which was passed in January 2013. The Budget Act called for a $917.0 billion reduction in discretionary spending over the next decade, and also created a joint committee of Congress, or the Super Committee, that was responsible for identifying up to an additional $1.5 trillion in deficit reductions by November 23, 2011. The Super Committee failed to reach an agreement by the November 23, 2011 deadline. As a result, $1.2 trillion in automatic spending cuts over a nine-year period, split between defense and non-defense programs, which we collectively refer to as Sequestration, were scheduled to be triggered beginning in January 2013. The threat of Sequestration, along with the expiration of certain tax cuts on December 31, 2012, was collectively referred to as the “Fiscal Cliff.” On January 2, 2013, President Obama signed the Relief Act, which partially resolved the Fiscal Cliff, but did not eliminate the threat of Sequestration, instead moving the applicable trigger date to March 1, 2013, which we refer to as the Sequester Deadline. No alternative resolution was reached prior to the Sequester Deadline, and as a result, Sequestration went into effect at that time. On January 17, 2014, Congress approved, and the President signed, the Omnibus Appropriations Act which removed the threat of future government shutdowns during calendar 2014. The Omnibus Appropriations Act funds the Department of Defense at $499 billion and replaces the across-the-board sequestration cuts with specific reductions across most Department of Defense accounts. Total funding, and funding for most programs, remains flat at 2013 levels. Sequestration remains a long-term concern and we are unable to predict the outcome of future budget deliberations. Sequestration, or other budgetary cuts in lieu of sequestration, could materially negatively affect our revenues, financial condition and results of operation.

Future congressional appropriation and authorization of defense spending and the application of sequestration remain marked by significant debate and an uncertain schedule. The debt ceiling continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these debates could have a significant impact on defense spending broadly and programs we support in particular. As a result of the Budget Act and deficit reduction pressures, it appears likely that discretionary spending by the federal government may remain constrained for several years.

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

We are subject to unique business risks as a result of supplying products to the U.S. government directly and as a subcontractor, which could lead to a reduction in our net sales from, or the profitability of our arrangements with, the U.S. Government

Companies engaged in supplying defense-related products to U.S. government agencies are subject to business risks specific to the defense industry. We contract directly with the U.S. government and as a subcontractor to customers contracting with the U.S. government. These risks include the ability of the U.S. government to unilaterally suspend or prohibit us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts and audit our contract- related costs and fees. In addition, most of our U.S. and international government contracts and subcontracts can be terminated by the U.S. or foreign government or the contracting party, as applicable, at its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

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

Our business may be adversely affected by global economic conditions

The continuing turmoil in the global economy and, in the U.S., the Congressional deadlock over the federal debt ceiling and government spending restrictions, has had, and may continue to have, a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their procurement or new product development; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition. In addition, defense budgets generally are under pressure. Reduced defense spending may affect products purchased by those governments or their prime contractors from us and may materially adversely affect our operations and financial condition.

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

We currently maintain approximately $128.3 million of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At February 1, 2015, we had approximately $128.3 million (November 30, 2014 – $128.3 million), in aggregate principal amount of outstanding debt, which was secured by substantially all of our assets.

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

Net sales could decline significantly if we lose a major customer or a major program

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., Canadian and United Kingdom governments’ Departments of Defense (directly and through subcontractors) account for approximately, 45% and 2% and 9%, respectively of our revenues for the fiscal year ended November 30, 2014, 47% and 2% and 9%, respectively, of our revenues for the fiscal year ended November 30, 2013, and 45% and 2% and 9%, respectively, of our revenues for the fiscal year ended November 30, 2012. One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for each of the years ended November 30, 2014 and 2013. A loss of a significant customer could materially adversely impact the future operations of our Company.

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

The possibility of goodwill impairment exists

As a result of our business acquisitions, including SenDEC, Spectrum, CMT, RTIE and C-MAC, goodwill is a significant part of our total assets. At November 30, 2014, our total assets were approximately $282.8 million, which included approximately $116.8 million of goodwill. Goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill in accordance with current accounting standards. We wrote down goodwill by $107.5 million in fiscal 2012, primarily from our EMS segment, as described in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K.

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

We have a history of net losses, and may not be profitable in the future

Prior to the transition period, we incurred net losses for each of the five fiscal years preceding the transition period and incurred a loss in our past three fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common shares.

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

We are required to comply with the “conflict minerals” rules promulgated by the SEC, which will impose costs on us and could raise reputational and other risks

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding manufacturers’ efforts to discover the origin of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. The conflict minerals rules required us to engage in due diligence efforts for the 2013 calendar year and such efforts are ongoing. Disclosures are required no later than May 31 of each year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.

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

Shareholders may experience dilution if a significant proportion of our outstanding options and warrants are exercised

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options to purchase shares of our Common Stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the company may be diluted. As of November 30, 2014, we have outstanding options to purchase 1,328,310 shares of Common Stock that were granted to directors, officers, employees and consultants that have a weighted average price of $4.52 and 48,334 restricted stock units.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from leased facilities in the following locations:

Location	Description and Segments that Use the Properties	Approximate Square Footage (excludes subleased space)
State College, Pennsylvania*	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	275,000

Windber, Pennsylvania (Includes two facilities)	Engineering/Design, Sales and Manufacturing: - Electronic Manufacturing Services	123,800

Guong Dong Province, China	Manufacturing: - Systems, Subsystems & Components	70,000

Fairport, New York	Sales and Manufacturing: - Electronic Manufacturing Services	60,000

Juarez, Mexico	Manufacturing: - Systems, Subsystems & Components	50,000

Marlborough, Massachusetts	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	43,000

Hudson, New Hampshire	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	39,000

Milton Keynes, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	38,500

Kanata (Ottawa), Ontario	Engineering/Design, Sales, Administration and Manufacturing: - Secure Systems & Information Assurance - Systems, Subsystems & Components	17,800

Rancho Cordova, California	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	16,000

Melbourne, Florida	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	16,000

Girard, Pennsylvania	Storage: - Systems, Subsystems & Components	8,700

Columbia, Maryland	Engineering/Design and Sales: - Systems, Subsystems & Components	7,000

South Plainfield, New Jersey	Engineering/Design, Sales and Manufacturing: - Secure Systems & Information Assurance	4,300

Great Yarmouth, United Kingdom	Storage: - Systems, Subsystems & Components	4,200

Schwabach, Germany	Sales Office: - Systems, Subsystems & Components	3,000

*	Property sold/leased back on December 13, 2013

We also operate from owned facilities in the following locations:

Location	Description	Approximate Square Footage	Principal Balance Outstanding at November 30, 2014 on Related Mortgage
Great Yarmouth, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	112,000	N/A

Fairview, Pennsylvania (includes two facilities)	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	53,000	N/A

Wesson, Mississippi	Manufacturing: - Systems, Subsystems & Components	50,000	N/A

Gloucester, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Secure Systems & Information Assurance	24,300	$1,151,000

Auburn, New York	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	21,000	N/A

Philadelphia, Pennsylvania	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	20,000	N/A

Ogdensburg, New York	Building Held for Sale	16,000	N/A

Delmar, Delaware	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	15,000	N/A

Our executive corporate offices are located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, Florida.

All of the owned facilities are subject to liens to secure the amounts owed under our Term Loan Agreement.

We believe that our facilities are suitable and adequate to meet our needs. We will continue to consolidate certain of our operations that will result in reduced overhead expenses and greater overall efficiencies and profitability.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 20 “Commitments and Contingencies” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, and such information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock trade on the NASDAQ Capital Market under the ticker symbol ANTY. None of the shares of our subsidiaries are publicly traded.

The following table lists the reported high and low common stock sales prices on the NASDAQ Capital Market.

	High	Low
Year ended November 30, 2014
Fourth Quarter (11/30/14)	$2.69	$1.91
Third Quarter (8/31/14)	$2.85	$1.82
Second Quarter (5/31/14)	$3.15	$2.20
First Quarter (2/28/14)	$3.86	$2.75

Year ended November 30, 2013
Fourth Quarter (11/30/13)	$3.80	$2.73
Third Quarter (8/31/13)	$3.18	$2.50
Second Quarter (5/31/13)	$2.90	$2.31
First Quarter (2/28/13)	$3.08	$2.45

Registered Holders of our Common Stock

As of February 3, 2015, we had approximately 131 common shareholders of record, although there are a larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in fiscal 2014.

Recent Repurchases of our Shares

We did not repurchase any shares of our common stock during the three months ended November 30, 2014.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 30, 2009 and its relative performance is tracked through November 30, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	11/30/09	11/30/10	11/30/11	11/30/12	11/30/13	11/30/14
API Technologies Corp.	100.00	65.16	52.90	42.42	61.29	34.03
NASDAQ Composite – Total Returns	100.00	117.58	124.53	144.88	198.08	236.57
NASDAQ Electronic Components Index	100.00	108.63	106.66	101.34	130.99	178.05

ITEM 6.	SELECTED FINANCIAL DATA

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

Operating Data:	Year Ended Nov. 30, 2014	Year Ended Nov. 30, 2013	Year Ended Nov. 30, 2012	Six Months Ended Nov. 30, 2011	Year Ended May 31, 2011 (A)	Year Ended May 31, 2010 (A)
Revenue	$226,857	$244,300	$242,381	$124,317	$96,045	$56,072
Cost of revenues
Cost of revenues	173,697	192,279	186,209	94,702	77,538	41,493
Restructuring charges	1,064	1,405	9,742	130	1,731	220

Total cost of revenues	174,761	193,684	195,951	94,832	79,269	41,713

Gross profit	52,096	50,616	46,430	29,485	16,776	14,359

Operating expenses
General and administrative	23,069	25,873	24,957	11,478	15,499	8,755
Selling expenses	14,541	15,015	14,440	7,169	5,569	1,901
Research and development	8,270	9,190	9,610	4,596	1,885	1,256
Business acquisition and related charges	479	849	4,027	638	12,798	2,454
Restructuring	1,153	1,212	7,337	1,628	2,802	414
Goodwill impairment	—	—	107,495	—	—	—

	47,512	52,139	167,866	25,509	38,553	14,780

Operating income (loss)	4,584	(1,523)	(121,436)	3,976	(21,777)	(421)
Other expense (income) net
Interest expense (income), net	11,765	14,208	16,209	6,987	3,281	2,069
Amortization of note discounts and deferred financing costs	10,940	13,020	15,684	1,125	2,776	—
Other expense (income), net	(477)	(14)	813	179	(1,175)	(1,792)

	22,228	27,214	32,706	8,291	4,882	277
Loss from continuing operations before income taxes	(17,644)	(28,737)	(154,142)	(4,315)	(26,659)	(698)
Expense (benefit) for income taxes	1,270	(5,335)	(5,307)	(10,987)	(2,680)	13

Income (loss) from continuing operations, net of income taxes	(18,914)	(23,402)	(148,835)	6,672	(23,979)	(711)
Income (loss) from discontinued operations, net of income taxes	—	16,174	132	1,212	(2,238)	(8,304)

Net income (loss)	$(18,914)	$(7,228)	$(148,703)	$7,884	$(26,217)	$(9,015)
Accretion on preferred stock	(393)	(1,057)	—	—	—	—

Net income (loss) attributable to common shareholders	$(19,307)	$(8,285)	$(148,703)	$7,884	$(26,217)	$(9,015)

Income (loss) per share from continuing operations – Basic and diluted	$(0.35)	$(0.44)	$(2.69)	$0.13	$(1.16)	$(0.08)
Income (loss) per share from discontinued operations – Basic and diluted	$0.00	$0.29	$0.00	$0.02	$(0.11)	$(0.96)

Net income (loss) per share– Basic and diluted	$(0.35)	$(0.15)	$(2.69)	$0.15	$(1.27)	$(1.04)

Weighted average shares outstanding
Basic	55,448,862	55,405,764	55,314,263	53,790,766	20,657,757	8,693,498
Diluted	55,448,862	55,405,764	55,314,263	53,802,763	20,657,757	8,693,498
Balance Sheet Data:
Total assets	$$282,840	$304,578	$392,715	$506,447	$273,172	$68,944
Long-term debt (including capital lease obligations)	$$128,311	$104,761	$181,831	$167,184	$1,932	$22,708
Asset retirement obligations	$$1,154	$1,135	$1,048	$—	$—	$—
Redeemable preferred stock	$—	$26,326	$25,581	$—	$—	$—
Total shareholders’ equity	$$110,764	$131,103	$138,973	$281,464	$241,726	$18,938

(A)	Adjusted for the discontinued operations of Data Bus

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto and the other financial information that appears elsewhere in this Annual Report to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

As discussed below, in fiscal 2013 we sold Data Bus and Sensors. The results of Data Bus and Sensors are presented as discontinued operations for all periods presented.

Business Overview of API Technologies Corp.

We design, develop and manufacture high reliability RF microwave, millimeterwave, microelectronics, power, and security products and solutions to the defense, aerospace, industrial, satellite, and commercial end markets. In addition, we provide electronics manufacturing services to such markets. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico.

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

On December 31, 2013, we completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. We sold the facility to an unaffiliated third party for a gross purchase price of approximately $15.5 million and lease the property from the buyer for approximately $1.3 million per year, subject to annual adjustments. We used $14.2 million of the proceeds of the Sale/Leaseback to prepay a portion of our outstanding indebtedness under the Term Loan Agreement.

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

Systems, Subsystems & Components (SSC) Revenue includes high-performance RF/microwave, microelectronics, millimeter wave, electromagnetic, power, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground and robotic systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from U.S. friendly governments, including militaries, defense organizations, commercial aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

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

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation control products, ruggedized computers and peripherals, secure mobile devices, secure access and information assurance products. The principal market for these products are the defense industries of the United States, Canada and the United Kingdom and other U.S. friendly governments, Fortune 500 companies and telecommunication service providers

Cost of Revenues

We conduct all of our design and manufacturing efforts in the United States, Canada, United Kingdom, Mexico and China. Cost of goods sold primarily consists of costs that were incurred to manufacture, test and ship the products and some design costs for customer funded research and development (“R&D”). These costs include raw materials, including freight, direct labor, subcontractor services, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Backlog

Our sales backlog at November 30, 2014 was approximately $120.7 million compared to approximately $131.0 million at November 30, 2013. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $86.0 million of our backlog orders will be filled in fiscal 2015. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands) As at November 30,
	2014	2013	% Change
Backlog by segments:
SSC	$98,111	$96,493	1.7%
EMS	19,077	25,028	(23.8)%
SSIA	3,481	9,489	(63.3)%

	$120,669	$131,010	(7.9)%

The decrease at November 30, 2014 compared to November 30, 2013 was primarily related to our EMS segment as a result of lower bookings in the year ended November 30, 2014, our SSIA segment as a result of higher SSIA revenues and lower bookings in the year ended November 30, 2014, partially offset by increased SSC bookings in the year ended November 30, 2014.

Results of Operations

Year Ended November 30, 2014 Compared to Year Ended 2013

The following discussion of results of operations is a comparison of our year ended November 30, 2014 and 2013.

Segment Operating Revenue and Adjusted EBITDA

Financial information for each of our segments is set forth in Part II- Item 8, Financial Statements and Supplementary Data, Note 22 “Segment Information and Geographical Data” to our audited consolidated financial statements included in this Annual Report on Form 10-K. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of revenue and adjusted EBITDA. Segment adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. Our reportable segment measure of adjusted EBITDA is not a recognized measure under GAAP and should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance derived in accordance with GAAP. Our segment adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment adjusted EBITDA in the same manner.

Our segment Adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items include stock-based compensation expense, non-cash inventory provisions, corporate franchise taxes, acquisition related charges, restructuring charges, financing related costs, foreign exchange losses, reversal of contingency accruals, change in benefit liability and lease payments related to the Sale/Leaseback.

	(dollar amounts in thousands) Year ended November 30,
	2014	2013	% Change
Revenues by segments:
SSC	$162,454	$170,685	(4.8)%
EMS	42,404	55,315	(23.3)%
SSIA	21,999	18,300	20.2%

	$226,857	$244,300	(7.1)%

Consolidated revenues for the year ended November 30, 2014 decreased 7.1% over the year ended November 30, 2013. The decrease was due primarily to lower revenues in our EMS segment. The SSC segment decreased by less than 5.0% primarily due to the timing of certain key defense programs. The decrease in the EMS and SSC segments was partially offset by an increase in revenues at the SSIA segment. The SSIA revenues increased primarily due to new customer programs.

	(dollar amounts in thousands) Year ended November 30,
	2014	2013	% Change
Segment Adjusted EBITDA:
SSC	$22,372	$22,601	(1.0)%
EMS	(245)	467	(152.5)%
SSIA	3,614	4,064	(11.1)%

The SSC segment adjusted EBITDA for the year ended November 30, 2014 was comparable to 2013, although adjusted EBITDA margin increased compared to fiscal 2013 as a result of improved product mix and increased efficiencies. During the year ended November 30, 2014, the decrease in our EMS segment adjusted EBITDA was primarily due to lower revenues, partially offset by cost reductions in the year ended November 30, 2014 compared to the prior year. The SSIA segment has lower adjusted EBITDA compared to the prior year as a result of a change in product mix in the year ended November 30, 2014, due primarily to the completion of a contract in the year ended November 30, 2014 with a low margin profile.

Operating Expenses

Cost of Revenues and Gross Margin

	Year ended November 30,
	2014	2013
Gross margin by segments:
SSC	27.0%	24.8%
EMS	4.6%	2.9%
SSIA	28.5%	36.0%
Overall	23.0%	20.7%

Our consolidated gross margin for the year ended November 30, 2014 increased 2.3 percentage points compared to the prior year. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased for the year ended November 30, 2014 to 77.0% compared to 79.3% for the same period in 2013. The SSC segment cost of revenues for fiscal 2014 decreased 2.2 percentage points compared to fiscal 2013, mainly as a result of a change in product mix in fiscal 2014, as we shipped products on certain programs with lower costs of revenues. The EMS segment cost of revenues in fiscal 2014 decreased by 1.7 percentage points compared to fiscal 2013 primarily as a result of cost reductions realized in fiscal 2014 compared to fiscal 2013. The cost of revenues for the SSIA segment increased 7.5 percentage points in fiscal 2014 compared to fiscal 2013 as a result of an unfavorable product mix in the year ended November 30, 2014, due primarily to the completion of a contract with a lower margin profile. Consolidated restructuring costs recorded in cost of revenues in fiscal 2014 decreased to approximately $1.1 million from approximately $1.4 million for the year ended November 30, 2013.

General and Administrative Expenses

Consolidated general and administrative expenses from continuing operations decreased to approximately $23.1 million for the year ended November 30, 2014 from $25.9 million for the year ended November 30, 2013. The decrease is primarily a result of lower salaries, lower amortization of intangibles and professional fees for the full year of fiscal 2014 and reduced stock based compensation. As a percentage of sales, general and administrative expenses were 10.2% for the year ended November 30, 2014, compared to 10.6% for the year ended November 30, 2013.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2014	% of sales	2013	% of sales
Depreciation and Amortization	$9,681	4.3%	$10,662	4.4%
Payroll expense—General and Administrative	$7,298	3.2%	$8,649	3.5%
Professional Services (including Audit and Legal)	$1,784	0.8%	$2,377	1.0%
Stock based compensation—general and administrative	$(16)	0.0%	$928	0.4%

Selling Expenses

Selling expenses from continuing operations decreased to approximately $14.5 million for the year ended November 30, 2014 from approximately $15.0 million for the year ended November 30, 2013. The decrease was largely due to lower sales subject to commissions and lower sales salaries. As a percentage of sales, consolidated selling expenses were 6.4% for the year ended November 30, 2014, compared to 6.1% for the year ended November 30, 2013.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2014	% of sales	2013	% of sales
Payroll Expense—Sales	$8,142	3.6%	$8,034	3.3%
Commissions	$4,077	1.8%	$4,535	1.9%
Advertising	$1,118	0.5%	$1,033	0.4%

Research and Development Expenses

Research and development costs from continuing operations decreased to approximately $8.3 million for the year ended November 30, 2014 compared to approximately $9.2 million for the year ended November 30, 2013. The decrease was primarily due to more engineering time spent supporting manufacturing than on research and development. As a percentage of sales, research and development expenses were 3.6% for the year ended November 30, 2014, compared to 3.8% for the year ended November 30, 2013.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, and business valuation consultants and accelerated stock option expenses related to business combinations or divestitures. For the year ended November 30, 2014, business acquisition charges of approximately $0.5 million compared to approximately $0.8 million for the year ended November 30, 2013, which related primarily to the sale of Data Bus and Sensors operations.

Operating Income (Loss)

We recorded operating income from continuing operations for the year ended November 30, 2014 of approximately $4.6 million compared to an operating loss of approximately $1.5 million for the year ended November 30, 2013. The increase in operating income of approximately $6.1 million is attributed to improved financial results in our SSC segment due largely to (1) improved product mix in fiscal 2014, as we shipped products on certain programs with lower costs of revenues and (2) lower operating and restructuring expenses.

Other Expense (Income), net

Total other expense for the year ended November 30, 2014 was approximately $22.2 million, compared to other expense of $27.2 million for the year ended November 30, 2013.

The decrease in other expense is largely attributable to a decrease in interest expense of approximately $2.4 million largely due to lower debt levels throughout the year ended November 30, 2014 compared to the prior year, and the lower write-off of approximately $2.1 million of discounts and deferred financing costs following the March 21, 2014 debt extinguishment during the year ended November 30, 2014 compared to fiscal 2013.

Income Taxes

Income taxes from continuing operations is a net expense of approximately $1.3 million for the year ended November 30, 2014, compared to an income tax benefit of approximately $5.3 million for the year ended November 30, 2013. The current provision is less than the statutory tax rate due to non-deductible expenses, as well as the recording of a valuation allowance against deferred tax assets due to a history of cumulative losses and the federal and state benefit of current losses from continuing operations. The prior year benefit primarily related to the Company’s prior year end tax losses.

Income From Discontinued Operations (net of tax)

We recorded no income from discontinued operations for the year ended November 30, 2014, compared to income from discontinued operations of approximately of approximately $16.2 million in fiscal 2013. This decrease in income is attributable to the operations of and the gain on the sales of our Data Bus assets and Sensors operations in fiscal 2013. During the year ended November 30, 2013, we recorded pre-tax gains on the sales of Data Bus and Sensors of approximately $10.0 million and $11.8 million, respectively.

Net loss

We recorded a net loss for the year ended November 30, 2014 of approximately $18.9 million, compared to a net loss of approximately $7.2 million for the year ended November 30, 2013. The increase in net loss is largely due to the $16.2 million income from discontinued operations in fiscal 2013, partially offset by the lower write-off of approximately $2.1 million of discounts and deferred financing costs in fiscal 2014, a decrease in interest expense of approximately $2.5 million from lower debt levels throughout fiscal 2014, lower restructuring and business acquisition and related charges in fiscal 2014, and higher overall financial results in our SSC segment in fiscal 2014 as a result of a change in product mix.

Year Ended November 30, 2013 Compared to Year Ended 2012

The following discussion of results of operations is a comparison of our year ended November 30, 2013 and 2012.

Operating Revenue

	(dollar amounts in thousands) Year ended November 30,
	2013	2012	% Change
Revenues by segments:
SSC	$170,685	$160,579	6.3%
EMS	55,315	59,300	(6.7)%
SSIA	18,300	22,502	(18.7)%

	$244,300	$242,381	0.8%

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

For a discussion of our definition of adjusted EBITDA, how management uses it to evaluate the performance of our reportable segments and the material limitations on its usefulness, refer to “Segment Operating Revenue and Adjusted EBITDA” on page 37.

	(dollar amounts in thousands) Year ended November 30,
	2013	2012	% Change
Segment Adjusted EBITDA:
SSC	$22,601	$27,822	(18.8)%
EMS	467	(508)	191.9%
SSIA	4,064	4,488	(9.4)%

The SSC segment adjusted EBITDA for the year ended November 30, 2013 was lower than 2012, primarily due to the impact of changes in product mix in the year ended November 30, 2013 compared to fiscal 2012, partially offset by the impact of higher revenues following a full year of operations of C-MAC following the March 22, 2012 acquisition. During the year ended November 30, 2013, the increase in our EMS segment adjusted EBITDA was primarily due to improved product mix in the year ended November 30, 2013 compared to the prior year. The SSIA segment has lower adjusted EBITDA compared to fiscal 2012, as a result of lower revenues in the year ended November 30, 2013 compared to fiscal 2012, partially offset by realized benefits from consolidation efforts and cost cutting measures.

Operating Expenses

Cost of Revenues and Gross Margin

	Year ended November 30,
	2013	2012
Gross margin by segments:
SSC	24.8%	28.7%
EMS	2.9%	(12.4)%
SSIA	36.0%	34.4%
Overall	20.7%	19.2%

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

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2013	% of sales	2012	% of sales
Depreciation and Amortization	$10,662	4.4%	$9,602	4.0%
Payroll expense—General and Administrative	$8,649	3.5%	$9,366	3.9%
Professional Services (including Audit and Legal)	$2,377	1.0%	$1,900	0.8%
Stock based compensation—general and administrative	$928	0.4%	$2,039	0.8%

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

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2013	% of sales	2012	% of sales
Payroll Expense—Sales	$8,034	3.3%	$6,761	2.8%
Commissions	$4,535	1.9%	$4,315	1.8%
Advertising	$1,033	0.4%	$1,095	0.5%

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

Operating Loss

We posted an operating loss from continuing operations for the year ended November 30, 2013 of approximately $1.5 million compared to an operating loss of approximately $121.4 million for the year ended November 30, 2012. The reduction in operating losses of approximately $119.9 million is attributed to the $107.5 million goodwill impairment in fiscal 2012, which was primarily related to the EMS segment, lower restructuring expenses and business acquisition and related charges, partially offset by lower overall financial results in our SSC segment as a result of a change in product mix in fiscal 2013, as we shipped products on certain programs with higher costs of revenues.

Other Expense (Income)

Total other expense for the year ended November 30, 2013 was approximately $27.2 million, compared to other expense of $32.7 million for the year ended November 30, 2012.

The decrease in other expense is largely attributable to a decrease in interest expense of approximately $2.0 million from lower debt levels throughout the year ended November 30, 2013 compared to the prior year, and the lower write-off of approximately $2.4 million of discounts and deferred financing costs during the year ended November 30, 2013 compared to the prior year.

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

Net loss

We recorded a net loss for the year ended November 30, 2013 of approximately $7.2 million, compared to a net loss of approximately $148.7 million for the year ended November 30, 2012. The decrease in net loss is largely due to the $107.5 million goodwill impairment in fiscal 2012, which was primarily related to the EMS segment, the lower write-off of approximately $2.4 million of discounts and deferred financing costs in fiscal 2013, a decrease in interest expense of approximately $2.0 million from lower debt levels throughout fiscal 2013, lower restructuring and business acquisition and related charges in fiscal 2013, partially offset by lower overall financial results in our SSC segment in fiscal 2013 as a result of a change in product mix.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At November 30, 2014, we held cash and cash equivalents of approximately $8.3 million compared to $6.4 million at November 30, 2013. We believe that our available cash and cash equivalents and future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayments, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

On March 21, 2014, we entered into Amendment No. 2, which, among other things, amends the Term Loan Agreement to provide for the Incremental Term Loan Facility. The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165.0 million term loan facility provided upon the initial closing of the Term Loan Agreement. As of March 21, 2014, we had borrowed $126.7 million under the Term Loan Agreement. As of November 30, 2014, we had borrowed $121.7 million under the Term Loan Agreement.

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

Interest is due and payable in arrears monthly for Term Loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of Term Loans with interest periods greater than three months) in the case of Term Loans bearing interest at the adjusted LIBOR rate. Principal payments of the Term Loans are paid at the end of each of our fiscal quarters, with the balance of any outstanding Term Loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.875% for the fiscal quarters through the end of our 2015 fiscal year and at 2.50% for each of the fiscal quarters thereafter.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the first three fiscal quarters during the fiscal year ending November 30, 2015, the interest coverage ratio must be not less than the ratio of 2.20:1.00 and for the fourth quarter end November 30, 2015, it must not be less that the ratio of 2.30:1.00. The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2015, the leverage ratio must be not greater than 5.25:1.00.

As at November 30, 2014, we were in compliance with our financial covenants under the Term Loan Agreement.

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

Year Ended November 30, 2014 Compared to November 30, 2013

Cash generated by continuing operating activities of approximately $5.3 million for the year ended November 30, 2014, increased by $10.2 million from cash used by continuing operations of approximately $4.9 million for the year ended November 30, 2013. The increase in cash generated by continuing operating activities resulted primarily from lower interest payments in fiscal 2014 and a decrease in the net cash used by changes in operating assets and liabilities during fiscal 2014, primarily related to inventory and accounts payable, and higher margin SSC segment product sales during the year ended November 30, 2014 compared to the same period in 2013.

Cash generated by investing activities for the year ended November 30, 2014 was approximately $15.3 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, $1.5 million related to the release of restricted cash from the sale of Sensors and $1.8 million of tax refunds related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of

$3.1 million. Cash generated by investing activities for the year ended November 30, 2013 was approximately $74.8 million, due primarily to net proceeds from asset sales of approximately $80.5 million, which consisted primarily of the net proceeds of $31.4 million for the sale of the Data Bus assets, $49.1 million for the sale of the Sensors operations, $0.8 million net proceeds for the sale of certain land and building in Palm Bay, Florida and net proceeds of $0.1 million from a negotiated reduction in the final payment made in fiscal 2013 for the CMT acquisition that was previously held as restricted cash. These proceeds were partially offset by cash used for the acquisition of $3.2 million of fixed assets and intangibles and restricted cash of $1.5 million related to the sale of the Sensors operations.

Cash used by financing activities for the year ended November 30, 2014 totaled approximately $18.4 million, which resulted from $55.7 million of repayments of long-term debt, mainly related to term loans under the Term Loan Agreement, the repayment and termination of the Revolving Loan Agreement and the $27.6 million redemption of preferred shares, partially offset by $64.9 million of net proceeds associated with the Revolving Loan Agreement. Cash used by financing activities for the year ended November 30, 2013 totaled approximately $87.2 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement using the majority of the proceeds from the sale of Data Bus and Sensors, and the Lockman Electronic Holdings Limited loan, partially offset by the net proceeds associated with the loans under the Term Loan Agreement and the Revolving Loan Agreement.

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

Cash used by financing activities for the year ended November 30, 2013 totaled approximately $87.2 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement using the majority of the proceeds from the sale of Data Bus and Sensors, and the Lockman Electronic Holdings Limited loan, partially offset by the net proceeds associated with the loans under the Term Loan Agreement and the Revolving Loan Agreement. Cash flow generated by financing activities for the year ended November 30, 2012 totaled approximately $27.0 million, and resulted from the net proceeds associated with an aggregate principal amount of $16.0 million in new term loans under the Credit Agreement and the Note that converted to shares of Series A Preferred Stock, partially offset by the repayment of long-term debt, mainly related to the term loans under the Credit Agreement.

Contractual Obligations

Future cash payments required under debt arrangements, operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, and capital leases as of November 30, 2014 are summarized in the following table.

	(in thousands) Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations (a)	$40,078	$4,116	$4,355	$3,917	$4,008	$3,689	$19,993
Long-term debt obligations (b)	128,311	10,028	13,281	13,249	85,742	172	5,839
Estimated interest payments	45,646	11,786	10,723	9,546	3,249	1,388	8,954
Asset retirement obligations (c)	1,154	—	—	—	—	—	1,154

Total	$215,189	$25,930	$28,359	$26,712	$92,999	$5,249	$35,940

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

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in the notes to our consolidated financial statements. Some of our accounting policies involved estimates that required management’s judgment in the use of assumptions about matters that were uncertain at the time the estimate was made. Different estimates, with respect to key variables used for the calculations, or changes to estimates, could potentially have had a material impact on our financial position or results of operations. The development and selection of the critical accounting estimates are described below. Dollar amounts are presented in thousands of USD.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at November 30, 2014. This land and building were part of the fixed assets held for sale reported at November 30, 2013.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations of Data Bus and Sensors for prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on an income approach and a market approach on September 1, 2014. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not at risk of impairment and no further testing was required for the year ending November 30, 2014.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2010 through November 30, 2014.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

The Company recognizes non-contract revenue when it is realized and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client. Revenue from production-type contracts, which represents less than one per cent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financial statements.

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered, including transition services agreements related to discontinued operations. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company recognizes revenue on these larger government contracts when items are shipped or upon agreed milestones.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $325 and $415, in warranty liability as of November 30, 2014 and 2013, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $1,118, $1,033, and $1,095 for the years ended November 30, 2014, 2013, and 2012, respectively.

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments of convertible debt or equity instruments, and measurement of their fair value for accounting purposes. The Company’s embedded derivative instruments such as put and call features, make whole provisions and default interest and dividend rates in the convertible note and convertible preferred stock were measured at fair value using the discounted cash flows model by taking the present value of probability weighted cash flow scenarios. Derivative liabilities were adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as Other expense (income), net.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2014, 47%, 2% and 9% of the Company’s revenues for the year ended November 30, 2013, and 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2012. One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for the year ended November 30, 2014 (8% of revenues for the year ended November 30, 2013 and 7% for the year ended November 30, 2012, respectively). The same customer represented 7%, 5% and 6% of accounts receivable as of November 30, 2014, 2013 and 2012, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

The Company identified a misclassification of the goodwill impairment charge recorded for the year ended November 30, 2012. This change in classification had no impact on income (loss) from continuing operations or net income. The goodwill impairment charge was recorded as a separate line item within other expense (income), net as opposed to a component of expenses included within the determination of operating income (loss). The Company has corrected this misclassification by reclassifying the goodwill impairment charge of $107,495 to a component of operating expenses in arriving at operating income (loss) in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended November 30, 2012. This reclassification changed operating income (loss) as previously reported for the year ended November 30, 2012 from a loss of $13,941 to a loss of $121,436.

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

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Canadian dollars, Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may positively or negatively affect our operating results and cash flows. For each of the periods presented herein, currency exchange rate gains and losses were not material and we do not anticipate that exposure to foreign currency rate fluctuations will be material for the fiscal year ending November 30, 2015.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates under our credit facility. We may utilize interest rate hedging products in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of November 30, 2014, the Company has borrowed $121.7 million under its Term Loan Agreement. The loan amounts under the Term Loan Agreement bear interest at adjusted LIBOR plus 7.50%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. Based on LIBOR at November 30, 2014, an increase of 100 basis points in the interest rate would result in a 0.1% increase in our overall annual interest expense, due to the 1.50% floor. A 100 basis point increase in the interest rate above the 1.5% floor would result in a $1.2 million increase in our annual interest expense on the term loan borrowings, assuming the entire $121.7 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

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

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2014.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2014.

The effectiveness of our internal control over financial reporting as of November 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm; their report is included in this Item 9A.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of API Technologies Corp.

We have audited API Technologies Corp. internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). API Technologies Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, API Technologies Corp. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of API Technologies Corp. as of November 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in redeemable preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014 of API Technologies Corp. and our report dated February 10, 2015 expressed an unqualified opinion thereon.

Ernst & Young LLP

Pittsburgh, Pennsylvania

February 10, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act within 120 days from 2014 fiscal year end. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2014 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2014 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2014 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2014 fiscal year end.

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

Exhibit Number	Exhibit Title

*2.1	Stock Purchase Agreement, dated as of April 17, 2013, between API Technologies Corp., Spectrum Control, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.4	Certificate of Designation of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.5	Certificate of Elimination of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014).

3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.1	Support Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.2	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

Exhibit Number	Exhibit Title

10.4	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation D (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.5	Form of Warrant issued January 20, 2010 and January 22, 2010 to investors under Regulation S (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 13, 2010).

10.6	Registration Rights Agreement dated January 21, 2011 by and between the Company and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

**10.7	Management Bonus Plan dated January 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

**10.8	Employment letter agreement with Bel Lazar (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

**10.9	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s 10-K/T filed with the SEC on February 9, 2012).

**10.10	Form of Incentive Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC October 15, 2009).

**10.11	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC October 15, 2009.)

**10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

**10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.14	Registration Rights Agreement dated as of March 18, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(l) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.15	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.31 to the Company’s 10-K filed with the SEC on August 26, 2011).

10.16	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.17	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.18	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

Exhibit Number	Exhibit Title

10.19	Amendment No. 1 to Credit Agreement, dated October 10, 2013, by and among API Technologies Corp. as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2013).

10.20	Consent Agreement, dated as of December 31, 2013, by and between API Technologies Corp., the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2014).

10.21	Amendment No. 2 to Credit Agreement, dated March 21, 2014, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014).

10.22	Lease Agreement between Store SPE State College 2013-8, LLC and Spectrum Control, Inc. dated as of December 31, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 9, 2014).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request made by the Securities and Exchange Commission.
**	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ BEL LAZAR
Bel Lazar,
President and Chief Executive Officer

Dated: February 10, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ BEL LAZAR Bel Lazar, President and Chief Executive Officer	February 10, 2015

Principal Financial and Accounting Officer

/S/ CLAUDIO MANNARINO Claudio Mannarino Senior Vice President and Chief Financial Officer	February 10, 2015

/S/ BRIAN R. KAHN Brian R. Kahn, Chairman and Director	February 10, 2015

/S/ MATTHEW E. AVRIL Matthew E. Avril, Director	February 10, 2015

/S/ KENTON W. FISKE Kenton W. Fiske, Director	February 10, 2015

/S/ MELVIN L. KEATING Melvin L. Keating, Director	February 10, 2015

/S/ KENNETH J. KRIEG Kenneth J. Krieg, Director	February 10, 2015

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the accompanying consolidated balance sheets of API Technologies Corp. as of November 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in redeemable preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014. Our audits also included the financial statement schedule listed in the Index at item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. as of November 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), API Technologies Corp.’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 10, 2015

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(In thousands of dollars, except share data)

	November 30, 2014	November 30, 2013
Assets
Current
Cash and cash equivalents	$8,258	$6,351
Restricted cash (note 4c and 5b)	—	1,500
Accounts receivable, less allowance for doubtful accounts of $716 and $697 at November 30, 2014 and 2013, respectively	38,657	39,751
Inventories, less provision for obsolescence of $8,990 and $12,571 at November 30, 2014 and 2013, respectively (note 7)	54,718	58,218
Deferred income taxes	561	2,426
Prepaid expenses and other current assets	1,592	2,445

	103,786	110,691
Fixed assets, net (note 8)	30,424	35,231
Fixed assets held for sale (note 2)	150	150
Goodwill (note 9)	116,770	116,770
Intangible assets, net	29,848	38,780
Other non-current assets	1,862	2,956

Total assets	$282,840	$304,578

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$27,907	$32,217
Deferred revenue	2,279	3,519
Current portion of long-term debt (note 12)	10,097	8,155

	40,283	43,891
Deferred income taxes	4,575	5,517
Other long-term liabilities (note 13)	1,216	1,135
Long-term debt, net of current portion and discount of $0 and $8,100 at November 30, 2014 and 2013, respectively (note 12)	118,214	96,606
Deferred gain (note 12d)	7,788	—

	172,076	147,149

Commitments and contingencies (note 20)
Redeemable Preferred Stock
Preferred stock (Series A Mandatorily Redeemable Preferred Stock, $0 and $1,042 liquidation preference and 1,000,000 authorized shares, 0 and 26,000 shares issued and outstanding at November 30, 2014 and 2013, respectively) (note 14)	—	26,326
Shareholders’ equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,397,320 and 54,846,071 shares issued and outstanding at November 30, 2014 and 2013, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at November 30, 2014 and 2013, respectively)	—	—
Additional paid-in capital	327,846	327,901
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(220,105)	(200,798)
Accumulated other comprehensive income	595	1,572

	110,764	131,103

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$282,840	$304,578

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands of dollars, except share data)

	Year ended November 30, 2014	Year ended November 30, 2013	Year ended November 30, 2012
Revenue, net	$226,857	$244,300	$242,381
Cost of revenues
Cost of revenues	173,697	192,279	186,209
Restructuring charges (note 21)	1,064	1,405	9,742

Total cost of revenues	174,761	193,684	195,951

Gross profit	52,096	50,616	46,430

Operating expenses
General and administrative	23,069	25,873	24,957
Selling expenses	14,541	15,015	14,440
Research and development	8,270	9,190	9,610
Business acquisition and related charges	479	849	4,027
Restructuring charges (note 21)	1,153	1,212	7,337
Goodwill impairment	—	—	107,495

Total operating expenses	47,512	52,139	167,866

Operating income (loss)	4,584	(1,523)	(121,436)
Other expense (income), net
Interest expense, net	11,765	14,208	16,209
Amortization of note discounts and deferred financing costs	10,940	13,020	15,684
Other expense (income), net	(477)	(14)	813

	22,228	27,214	32,706

Loss from continuing operations before income taxes	(17,644)	(28,737)	(154,142)
Expense (benefit) for income taxes	1,270	(5,335)	(5,307)

Loss from continuing operations	(18,914)	(23,402)	(148,835)
Income from discontinued operations, net of tax	—	16,174	132

Net loss	$(18,914)	$(7,228)	$(148,703)
Accretion on preferred stock	(393)	(1,057)	—

Net loss attributable to common shareholders	$(19,307)	$(8,285)	$(148,703)

Loss per share from continuing operations—Basic and diluted	$(0.35)	$(0.44)	$(2.69)
Income per share from discontinued operations—Basic and diluted	$0.00	$0.29	$0.00

Net loss per share—Basic and diluted	$(0.35)	$(0.15)	$(2.69)

Weighted average shares outstanding
Basic	55,448,862	55,405,764	55,314,263
Diluted	55,448,862	55,405,764	55,314,263
Comprehensive income (loss) Unrealized foreign currency translation adjustment	$(977)	$(513)	$1,914

Other comprehensive income (loss)	(977)	(513)	1,914

Comprehensive income (loss)	$(19,891)	$(7,741)	$(146,789)

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

API Technologies Corp.

Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Preferred Stock-number of shares	Preferred stock amount	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2013	26,000	$26,326	54,846,071	$55	$327,901	$2,373	$(200,798)	$1,572	$131,103
Stock issued as compensation	—	—	48,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,751)	—	(39)	—	—	—	(39)
Accretion on Redeemable Preferred Stock (Dividends see Note 14)	—	393	—	—	—	—	(393)	—	(393)
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 14)	—	42	—	—	—	—	—	—	—
Redemption of Preferred Stock (see Note 10)	(26,000)	(26,761)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(16)	—	—	—	(16)
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 16)	—	—	516,667	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	(18,914)	—	(18,914)
Other comprehensive loss	—	—	—	—	—	—	—	(977)	(977)

Balance at November 30, 2014	—	$—	55,397,320	$55	$327,846	$2,373	$(220,105)	$595	$110,764

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(In thousands of dollars, except share data)

	Year Ended Nov. 30, 2014	Year Ended Nov. 30, 2013	Year Ended Nov. 30, 2012
Cash flows from operating activities
Net loss	$(18,914)	$(7,228)	$(148,703)
Less: Income from discontinued operations	—	(16,174)	(132)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,965	17,130	16,945
Amortization of note discounts and deferred financing costs	728	2,743	3,040
Amortization of note discounts due to debt extinguishment	10,212	10,277	12,644
Goodwill impairment	—	—	107,495
Write down of fixed assets	—	—	2,821
Stock based compensation, net	(16)	928	2,224
Accrued income tax- discontinued operations	—	(9,189)	—
Gain on sale of fixed assets, net	(252)	—	(93)
Deferred income taxes	668	927	(3,274)
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	(915)	1,847	12,623
Inventories	2,996	(457)	9,809
Prepaid expenses and other current assets	829	113	(913)
Accounts payable and accrued expenses	(4,263)	(4,663)	(9,805)
Deferred revenue	(1,739)	(1,196)	(1,863)

Net cash provided (used) by continuing activities	5,299	(4,942)	2,818
Net cash provided by discontinued operations	—	2,639	6,158

Net cash provided (used) by operating activities	5,299	(2,303)	8,976
Cash flows from investing activities
Purchase of fixed assets	(2,733)	(2,473)	(1,139)
Purchase of intangible assets	(381)	(732)	(1,296)
Proceeds from disposal of fixed assets	15,108	739	32
Net proceeds disposal of discontinued operations (note 5)	—	80,497	—
Business acquisitions net of cash acquired of $nil, $nil, and $3,045 (note 4 and 18)	1,816	(2,413)	(29,052)
Restricted cash (note 4c and 5b)	1,500	(800)	—
Discontinued operations (note 5)	—	(17)	358

Net cash provided (used) by investing activities	15,310	74,801	(31,097)
Cash flows from financing activities
Redemption of preferred shares (Note 14)	(27,600)	—	—
Repayment of long-term debt	(55,716)	(317,622)	(2,192)
Net proceeds—long-term debt (note 12)	64,877	230,381	29,161
Discontinued operations (note 5)	—	—	4

Net cash provided by (used by) financing activities	(18,439)	(87,241)	26,973
Effect of exchange rate on cash and cash equivalents	(263)	559	(7)

Net change in cash and cash equivalents	1,907	(14,184)	4,845
Cash and cash equivalents, beginning of period—continuing operations	6,351	20,550	15,628
Cash and cash equivalents, beginning of period—discontinued operations	—	(15)	62

Cash and cash equivalents, beginning of period	6,351	20,535	15,690
Cash and cash equivalents, end of period	$8,258	$6,351	$20,535
Less: cash and cash equivalents of discontinued operations, end of period	—	—	(15)

Cash and cash equivalents of continuing operations, end of period	$8,258	$6,351	$20,550

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

API Technologies Corp. (“API”, and together with its subsidiaries, the “Company”) designs, develops, and manufactures systems, subsystems, modules, and components for RF microwave, millimeterwave, electromagnetic, power, and security applications, as well as provides electronics manufacturing for technically demanding, high-reliability applications.

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

Fixed Assets Held for Sale

Certain fixed assets held for sale from within our SSC segment have been classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at November 30, 2014 and 2013.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The results of operations of Data Bus and Sensors for prior periods are reported as discontinued operations (Note 5) and not included in the continuing operations.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on an income approach and a market approach on September 1, 2014. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not at risk of impairment and no further testing was required for the year ending November 30, 2014.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended May 31, 2010 through November 30, 2014.

The Company from time to time has been assessed interest or penalties by major tax jurisdictions, however such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

The Company recognizes non-contract revenue when it is realized and earned. The Company considers non-contract revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until products have been shipped and risk of loss and ownership has transferred to the client. Revenue from production-type contracts, which represents less than one per cent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for each contract. A provision is made for losses on contracts in progress when such losses first become known. Revisions in cost and profit estimates, which can be significant, are reflected in the accounting period in which the relevant facts become known. Revenue from contracts under the percentage of completion method is not significant to the financial statements.

Deferred Revenue

The Company defers revenue when payment is received in advance of the service or product being shipped or delivered, including transition services agreements related to discontinued operations. For some of the larger government contracts, the Company will bill upon meeting certain milestones. These milestones are established by the customer and are specific to each contract. Unearned revenue is recorded as deferred revenue. The Company recognizes revenue on these larger government contracts when items are shipped or upon agreed milestones.

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

has accrued approximately $325 and $415, in warranty liability as of November 30, 2014 and 2013, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $1,118, $1,033, and $1,095 for the years ended November 30, 2014, 2013, and 2012, respectively.

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments of convertible debt or equity instruments, and measurement of their fair value for accounting purposes. The Company’s embedded derivative instruments such as put and call features, make whole provisions and default interest and dividend rates in the convertible note and convertible preferred stock were measured at fair value using the discounted cash flows model by taking the present value of probability weighted cash flow scenarios. Derivative liabilities were adjusted to reflect fair value at the end of each reporting period, with any change in the fair value being recorded in results of operations as Other expense (income), net.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2014, 47%, 2% and 9% of the Company’s revenues for the year ended November 30, 2013, and 45%, 2% and 9% of the Company’s revenues for the year ended November 30, 2012. One of the U.S. customers, a defense prime contractor, represented approximately 8% of revenues for the year ended November 30, 2014 (8% of revenues for the year ended November 30, 2013 and 7% for the year ended November 30, 2012, respectively). The same customer represented 7%, 5% and 6% of accounts receivable as of November 30, 2014, 2013 and 2012, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Comparative Reclassifications

The Company identified a misclassification of the goodwill impairment charge recorded for the year ended November 30, 2012. This change in classification had no impact on income (loss) from continuing operations or net income. The goodwill impairment charge was recorded as a separate line item within other expense (income), net as opposed to a component of expenses included within the determination of operating income (loss). The Company has corrected this misclassification by reclassifying the goodwill impairment charge of $107,495 to a component of operating expenses in arriving at operating income (loss) in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended November 30, 2012. This reclassification changed operating income (loss) as previously reported for the year ended November 30, 2012 from a loss of $13,941 to a loss of $121,436.

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

In April 2014, the FASB issued guidance which changes the threshold for reporting discontinued operations and adds additional disclosures. The guidance updates the definition of discontinued operations to include the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. The Company is currently assessing the impact of this guidance on our consolidated financial position and results of operations.

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

The Company accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,586 as of November 30, 2012. These expenses were accounted for as operating expenses. The results of operations of C-MAC were included in the Company’s results of operations beginning on March 22, 2012.

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

The fair value of C-MAC exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill is non-deductible for tax purposes. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of three to ten years.

Revenues and net loss of C-MAC for the year ended November 30, 2014 were approximately $30,476 and $(1,972), respectively. Revenues and net loss of C-MAC for the year ended November 30, 2013 were approximately $30,549 and $(2,188), respectively. Revenues and net loss of C-MAC for the period from the acquisition of March 22, 2012 to November 30, 2012 were approximately $25,336 and $(1,403), respectively.

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

The Company accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal, travel and relocation costs, reorganization charges and professional fees in connection with the acquisition of approximately $769 as of November 30, 2012. These expenses were accounted for as operating expenses. The results of operations of RTIE were included in the Company’s results of operations beginning on March 19, 2012.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Assets and liabilities acquired were as follows:

Inventory	$275
Fixed assets	82
Goodwill	2,177
Current liabilities	(225)
Deferred revenue	(14)

Fair value of net assets acquired	$2,295

The fair value of RTIE exceeded the underlying fair value of all net assets acquired, giving rise to the goodwill. The resulting goodwill is deductible for tax purposes.

Revenues and net income of RTIE for year ended November 30, 2014 were approximately $503 and $80, respectively. Revenues and net income of RTIE for year ended November 30, 2013 were approximately $1,937 and $308, respectively. Revenues and net income of RTIE for the period from March 19, 2012 to November 30, 2012 were approximately $2,088 and $568, respectively.

Fixed assets acquired in this transaction consist entirely of machinery and equipment.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The following unaudited pro forma summary presents the combined results of operations as if the C-MAC and RTIE acquisitions described above and Sensors and Data Bus discontinued operations described in Note 5 had occurred at the beginning of the year ended November 30, 2012.

Year ended November 30,
2012
Revenues	$253,532
Net income (loss) from continuing operations	$(149,210)
Net income (loss)	$(149,210)
Net income (loss) from continuing operations per share—basic and diluted	$(2.70)
Net income (loss) per share—basic and diluted	$(2.70)

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

The operating results of Data Bus are summarized as follows:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Revenue, net	$—	$7,571	$12,191
Cost of revenues	—	4,435	9,070
Restructuring charges	—	—	591

Gross Profit	—	3,136	2,530
General and administrative	—	484	1,064
Selling expenses	—	82	19
Research and development	—	—	41
Restructuring charges	—	—	24
Provision for income taxes	—	428	33
Provision for income taxes—Gain on sale of Data Bus	—	4,190	—
Other expenses (income)	—	(10,002)	—

Income (loss) from discontinued operations, net of tax	$—	$7,954	$1,349

Other income in the year ended November 30, 2013 primarily relates to the gain on sale of Data Bus, net of approximately $705 transaction expenses and deferred revenue of $2,544. The Company had a transition services agreement with the Purchaser, where the Company manufactured products in the United States for a period of up to 12 months and could manufacture certain products in the United Kingdom for a period of up to 4 years. The Company determined that the U.K. transition services agreement did not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

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

The operating results of Sensors are summarized as follows:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Revenue, net	$—	$9,270	$26,247
Cost of revenues	—	7,155	19,181
Restructuring charges	—	—	3

Gross Profit	—	2,115	7,063
General and administrative	—	366	804
Selling expenses	—	497	1,294
Research and development	—	180	646
Restructuring charges	—	—	5
Provision for income taxes	—	258	1,642
Provision for income taxes—Gain on sale of Sensors	—	4,408	—
Other expenses (income)	—	(11,814)	3,889

Income (loss) from discontinued operations, net of tax	$—	$8,220	$(1,217)

Other income in the year ended November 30, 2013 primarily relates to the gain on sale of Sensors, net of approximately $2,131 transaction expenses and deferred revenue of $1,780. Pursuant to a transition services agreement, the Company manufactured products for a period of up to 9 months and provided certain administrative services to the purchaser over a period of up to 18 months. The Company determined that the transition services agreement did not result in the Company having a significant continuing involvement in these discontinued operations following the assessment period.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

6. OTHER FAIR VALUE MEASUREMENTS

The following table summarizes assets, which have been accounted for at fair value, along with the basis for the determination of fair value.

	November 30, 2014			November 30, 2013
	2014 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2013 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$150	$150	$—	$150	$150	$—
Derivative liabilities – Redeemable Preferred Stock (Note 14)	—	—	—	(179)	(179)	—

Total	$150	$150	$—	$(29)	$(29)	$—

The following is a summary of activity for the years ended November 30, 2014 and 2013 for assets and liabilities measured at fair value based on unobservable measure criteria:

	Fixed Assets Held for Sale	Derivative Liabilities – Preferred Stock
Balance as at November 30, 2012	$900	$(267)
Less: Fixed assets sold	(750)	—
Less: Adjustment to fair value of derivative liabilities	—	88

Balance as at November 30, 2013	$150	$(179)
Less: Redemption of Preferred Stock	—	179

Balance as at November 30, 2014	$150	$—

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets. The Series A Preferred Stock (Note 14) also contained an embedded feature for a default dividend rate. The Company determined the fair value of the derivative liabilities related to the preferred stock by using the present value of probability weighted cash flow scenarios.

7. INVENTORIES

Inventories consisted of the following at November 30:

	2014	2013
Raw materials	$30,509	$26,015
Work in progress	16,130	23,425
Finished goods	8,079	8,778

Total	$54,718	$58,218

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

8. FIXED ASSETS

Fixed assets consisted of the following:

	As of November 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
Land	$2,489	$—	$2,489
Buildings and leasehold improvements	18,832	(3,706)	15,126
Computer equipment	4,643	(2,925)	1,718
Furniture and fixtures	1,166	(817)	349
Machinery and equipment	28,619	(17,896)	10,723
Vehicles	99	(80)	19

Fixed assets, net	$55,848	$(25,424)	$30,424

	As of November 30, 2013
	Cost	Accumulated Depreciation	Net Book Value
Land	$3,084	$—	$3,084
Buildings and leasehold improvements	20,267	(3,557)	16,710
Computer equipment	2,688	(1,545)	1,143
Furniture and fixtures	1,482	(948)	534
Machinery and equipment	28,551	(14,826)	13,725
Vehicles	98	(63)	35

Fixed assets, net	$56,170	$(20,939)	$35,231

Buildings and leasehold improvements for November 30, 2014, includes assets from capital leases with cost of $5,225, accumulated depreciation of $(319) and net book value of $4,906 (November 30, 2013—$0, $(0) and $0, respectively). Machinery and equipment for November 30, 2014, includes assets from capital leases with cost of $558, accumulated depreciation of $(227) and net book value of $331 (November 30, 2013—$558, $(168) and $390, respectively).

Depreciation expense amounted to $6,652 for the year ended November 30, 2014, and $7,310 for the year ended November 30, 2013. Included in these amounts are $378 and $58 of amortization of assets under capital lease for the year ended November 30, 2014, November 30, 2013, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

The goodwill in the consolidated financial statements relates to the acquisition of RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, and SenDEC in January 2011. All of the goodwill relates to our SSC and EMS reporting units.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2014. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not at risk of impairment and no further testing was required for the year ending November 30, 2014.

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

Goodwill and intangible assets consisted of the following at November 30:

	2014	2013
Goodwill not subject to amortization:
Beginning balance, net	$116,770	$116,770

Ending balance, net	$116,770	$116,770

Intangible assets consisted of the following:

		November 30, 2014
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(484)	$—
Customer contracts	8.6	33,548	(14,979)	18,569
Technology	7.6	19,027	(9,465)	9,562
Tradenames	3.3	7,376	(7,280)	96
Computer software	3.0	2,848	(1,397)	1,451
Patents		242	(72)	170

Intangible assets, net	7.3	$63,525	$(33,677)	$29,848

		November 30, 2013
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(403)	$81
Customer contracts	8.1	33,485	(10,798)	22,687
Technology	7.5	18,965	(6,636)	12,329
Tradenames	3.3	7,376	(5,623)	1,753
Computer software	3.0	2,798	(1,015)	1,783
Patents		166	(19)	147

Intangible assets, net	7.1	$63,274	$(24,494)	$38,780

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Changes in the carrying amount of Intangible assets were as follows:

	November 30, 2014	November 30, 2013
Intangible assets:
Beginning balance, net	$38,780	$47,934
Patents and Computer software purchased	381	732
Less: Amortization	(9,313)	(9,886)

Ending balance, net	$29,848	$38,780

Amortization expense amounted to $9,313 for the year ended November 30, 2014 and $9,886 for the year ended November 30, 2013. Amortization expense related to existing intangible assets is expected to be approximately $6,928, $6,094, $5,125, $4,273 and $4,152 for the years ending November 30, 2015, 2016, 2017, 2018 and 2019, respectively. At November 30, 2014, computer software includes net capitalized computer software development costs of $1,164 ($1,431 at November 30, 2013).

10. SHORT-TERM DEBT

The Company has a credit facility in place for its U.K. subsidiaries for approximately $394 (250 GBP), which renews in July 2015. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of November 30, 2014 and 2013.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at November 30:

	2014	2013
Trade accounts payable	$16,843	$20,714
Accrued expenses	6,497	6,586
Wage and vacation accrual	4,567	4,917

Total	$27,907	$32,217

12. LONG-TERM DEBT

The Company was obligated under the following debt instruments at November 30:

	2014	2013
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$121,730	$86,810
Asset based loans, due February 6, 2018, base rate plus a margin between 1.50% and 2.00%, or LIBOR plus a margin between 2.50% and 3.00%, (a)	—	24,345
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,151	1,318
Note payable – RTIE acquisition (c)	—	139
Capital leases payable (d)	5,430	249

	$128,311	$112,861
Less: Current portion of long-term debt	(10,097)	(8,155)
Discount and deferred financing charges on term loans	—	(8,100)

Long-term portion	$118,214	$96,606

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

On October 10, 2013, the Company entered into an Amendment No. 1 to Credit Agreement (the “Amendment No. 1”) by and among the Company, as borrower, the lenders party thereto and the Agent. Amendment No. 1, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium, which the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at November 30, 2014. The mortgage is secured by the subsidiary’s assets.

c)	On March 19, 2012 the Company completed the acquisition of substantially all of the assets of RTIE Electronics for a total purchase price of $2,295, with $1,500 payable in cash at closing and the remainder pursuant to a $795 Promissory Note payable in 24 equal monthly installments. This Promissory Note payable was fully repaid as of November 30, 2014.

d)	On December 31, 2013, the Company completed the Sale/Leaseback. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for 15 years for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

The Company is also the lessee of equipment under various capital leases with monthly payments of $9 and $9 for November 30, 2014 and 2013, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets that expire by May 2016. The assets and liabilities under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

At November 30, 2014 and 2013, $5,237 and $390 of assets from capital leases were included in fixed assets, net.

Future principal payments of long-term debt and capital leases for the next five years are as follows:

Year	Long-term debt	Capital leases	Total
2015	$9,982	$1,417	$11,399
2016	13,266	1,390	14,656
2017	13,266	1,364	14,630
2018	85,733	1,392	87,125
2019	130	1,419	1,549
Thereafter	504	14,265	14,769

	$122,881	$21,247	$144,128
Less: imputed interest	—	(15,817)	(15,817)

	$122,881	$5,430	$128,311

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities primarily consist of asset retirement obligations, relating to leasehold improvements associated with land and a building at one of the Company’s facilities in the United Kingdom under lease until December 2021.

As a result of the C-MAC acquisition (note 4a), the Company initially recorded an asset retirement obligation of approximately $967. During the years ended November 30, 2014 and 2013 and the period from the March 22, 2012 acquisition of C-MAC to the year ended November 30, 2012, the Company recorded accretion expense of approximately $66, $63 and $42 and foreign exchange revaluation of ($47), $24 and $39, respectively.

Other long-term liabilities also includes $62 of deferred rent liabilities, relating to land and a building at one of the Company’s facilities in the United States under lease until November 2024.

14. REDEEMABLE PREFERRED STOCK

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

15. INCOME TAXES

The geographical sources of loss from continuing operations before income taxes for the years ended November 30, 2014 and 2013, and 2012 were as follows:

	Year ended November 30, 2014	Year ended November 30, 2013	Year ended November 30, 2012
Income (loss) before income taxes:
United States	$(19,065)	$(29,550)	$(155,954)
Non-United States	1,421	813	1,812

Total	$(17,644)	$(28,737)	$(154,142)

The income tax expense (benefit) for continuing operations is summarized as follows:

	Year ended November 30, 2014	Year ended November 30, 2013	Year ended November 30, 2012
Current:
United States	$295	$(6,441)	$(2,105)
Non-United States	307	274	146

	602	(6,167)	(1,959)

Deferred:
United States	319	617	(3,445)
Non-United States	349	215	97

	668	832	(3,348)

Income tax expense (benefit)	$1,270	$(5,335)	$(5,307)

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The consolidated effective tax benefit/(expense) rate (as a percentage of income (loss) before income taxes and cumulative effect of change in accounting principle) for continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
Non-deductible expenses	(1.7)	(0.6)	(3.5)
Effect of foreign tax rates	0.5	0.2	0.1
State income taxes, net of federal tax effect	8.0	7.3	2.0
Change in valuation allowance	(44.2)	(45.2)	(9.0)
Change in tax rates	1.0	0.4	0.6
Share based compensation	(3.7)	—	—
Utilization of continuing operations losses by discontinued operations	—	22.2	—
Impairment of goodwill	—	—	(22.5)
Other	(1.1)	0.3	1.7

Effective tax rate benefit/(expense)	(7.2)%	18.6%	3.4%

The components of deferred taxes are as follows as at November 30:

	2014	2013
Future income tax assets
Loss carryforwards	$15,879	$16,728
Deferred Gain	2,896	—
Share based compensation	918	1,652
Inventory	2,397	3,226
Capital assets	—	—
Accruals	959	453
Tax credits	1,424	965
Valuation Allowance	(20,657)	(12,271)

	3,816	10,753

Future income tax liabilities
Capital assets	(2,577)	(3,761)
Intangible assets	(1,518)	(6,816)
Deferred tax on unremitted earnings	(521)	—
Deferred tax on export sales	(2,944)	(2,666)
Other	—	(587)

	(7,560)	(13,830)

	$(3,744)	$(3,077)

	2014	2013
Balance sheet presentation
Deferred income tax assets—current	$561	$2,426
Deferred income tax assets—long-term (in Other non-current assets)	270	14
Deferred income tax liability—current	—	—
Deferred tax liabilities—long-term	(4,575)	(5,517)

Net deferred tax liabilities	$(3,744)	$(3,077)

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The valuation allowance as of November 30, 2014, 2013 and 2012 totaled approximately $20,657, $12,271 and $16,051, respectively, which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward. The total change in valuation allowance for the year ended November 30, 2014 was approximately $8,386, which primarily relates to the increase in deferred tax assets, partially offset by a utilization of loss carryforwards.

The Company and its subsidiaries have U.S. federal net operating loss carryforwards of approximately $24,723, to apply against future taxable income. These losses will expire as follows: $62, $68, $360, $396, $12, $23,408, $414, and $41 in 2024, 2025, 2028, 2029, 2030, 2032, 2033 and 2034, respectively. Due to recent acquisitions, these loss carryforwards, and other tax credits, may be subject to certain limitations.

The Company and its subsidiaries have state net operating loss carryforwards of approximately $115,714 to apply against future state taxable income. These losses will expire as follows: $56, $62, $68, $3,210, $3,591, $4,058, $18,704, $48,613, $22,579 and $14,774 in 2024, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033 and 2034, respectively.

The Company and its subsidiaries have foreign net operating loss carryforwards of approximately $1,695 to apply against future taxable income. These losses will expire as follows: $122, $523, $6, $115, $11, $436 and $482 in 2028, 2029, 2030, 2031, 2032, 2033 and 2034, respectively.

With the exception of a deferred tax liability of $521 recorded on its German operations, the Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries in fiscal 2014 because of management’s intent to indefinitely reinvest such earnings. At November 30, 2014 the aggregate undistributed earnings of the foreign subsidiaries amounted to $24,962. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

The Company has foreign investment credits of approximately $72 as of November 30, 2014 and $72 as of November 30, 2013. These credits expire as follows: $72 in 2018.

The Company and its subsidiaries have research and development credits of approximately $620, and $240 as of November 30, 2014, and November 30, 2013, respectively which expire in 2031 through 2033. The Company does not have any foreign tax credits as of November 30, 2014, and November 30, 2013.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

For the years ended November 30, 2014 and November 30, 2013, a reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at November 30, 2013	$134
Increases related to China transfer pricing matters	113
Decreases related to US state matters	(23)

Balance at November 30, 2014	$224

The Company’s unrecognized tax benefits relate to certain U.S. tax credits and state income tax matters, as well as Canadian tax and Chinese transfer pricing matters. As of November 30, 2014, the Company’s unrecognized tax benefits of approximately $224 would affect the Company’s effective tax rate if recognized.

The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2010-2014 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2010-2014 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

16. SHAREHOLDERS’ EQUITY

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the remaining 550,000 shares. Three API subsidiaries have claimed a right of set off against the escrowed shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expired on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of November 30, 2014, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of November 30, 2014. Exchangeable shares are substantially equivalent to our common shares.

On November 6, 2006, API amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with a Plan of Arrangement and allows the trustee to have at meetings of stockholders of API the number of votes equal to the number of exchangeable

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

shares not held by API or subsidiaries of API. (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API common stock at any time at the option of the holder. API may force the conversion of API Nanotronics Sub., Inc. exchangeable shares into shares of API common stock on the tenth anniversary of the date of the Plan of Arrangement or sooner upon the happening of certain events.

The Company issued 245,000, 15,000 and 1,340,477 options and RSUs during the years ended November 30, 2014, 2013 and November 30, 2012, respectively (Note 17).

17. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,739,389 shares are available for issuance pursuant to options, RSUs, or stock as of November 30, 2014. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2014 there was $275 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2017.

During the years ended November 30, 2014, 2013 and 2012, ($16), $928, and $2,224, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	Year ended November 30, 2014	Year ended November 30, 2013	Year ended November 30, 2012
Expected volatility	70.2%	81.9%	89.5%
Expected dividends	0%	0%	0%
Expected term	6 years	6 years	6 years
Risk-free rate	1.58%	0.85%	0.91%

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Share Options outstanding— November 30, 2011	1,919,591	$5.72
Less forfeited	(526,985)	$5.02
Exercised	—	$—
Issued	1,025,000	$3.51

Share Options outstanding— November 30, 2012	2,417,606	$5.06
Less forfeited	(569,121)	$5.26
Exercised	—	$—
Issued	—	$—

Share Options outstanding—November 30, 2013	1,848,485	$4.98
Less forfeited	(765,175)	$4.90
Exercised	—	$—
Issued	245,000	$2.23

Share Options outstanding—November 30, 2014	1,328,310	$4.52

Share Options exercisable—November 30, 2014	931,136	$5.26

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—November 30, 2011	51,000	$6.43
Issued	315,477	$3.61
Exercised-Stock issued (a)	(227,477)	$3.56

RSUs outstanding—November 30, 2012	139,000	$4.43
Issued	15,000	$2.56
Exercised-Stock issued	(72,333)	$4.94

RSUs outstanding—November 30, 2013	81,667	$3.72
Issued	15,000	$2.37
Exercised-Stock issued	(48,333)	$3.72

RSUs outstanding —November 30, 2014	48,334	$3.30

RSUs exercisable —November 30, 2014	—	$—

(a)	190,477 of the RSUs issued during the year ended November 30, 2012 were fully vested on the issuance date.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2014	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2014	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $ 3.55	694,167	$2.83	7.89	$102	268,325	$3.54	$—
$3.56 – $ 4.99	27,084	$3.56	5.90	$—	21,668	$3.56	$—
$5.00 – $ 6.99	649,559	$5.95	5.84	$—	635,309	$5.97	$—
$7.00 – $20.00	5,834	$14.07	2.49	$—	5,834	$14.07	$—

	1,376,644		6.86	$102	931,136		$—

The intrinsic value is calculated as the excess of the market value as of November 30, 2014 over the exercise price of the shares. The market value as of November 30, 2014 was $2.11 as reported by the NASDAQ Stock Market.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the period ended:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Supplemental Cash Flow Information
Cash paid for income taxes	$835	$2,802	$759
Cash paid for interest	$9,093	$13,488	$16,001
Deferred gain on Sale/Leaseback (note 12d)	$8,383	$—	$—
Capital lease obligation (note 12d)	$5,225	$—	$—
Term loan issued in acquisition (note 4a)	$—	$—	$2,700

In February and May 2014, the Company received $1,414 and $402, respectively, related to tax refunds from the acquisition of one of its subsidiaries, SenDEC Corporation.

19. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Year ended November 30,	Year ended November 30,	Year ended November 30,
	2014	2013	2012
Weighted average shares-basic	55,448,862	55,405,764	55,314,263
Effect of dilutive securities	*	*	*

Weighted average shares—diluted	55,448,862	55,405,764	55,314,263

Basic EPS and diluted EPS for the years ended November 30, 2014, 2013 and 2012 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

*	All outstanding options aggregating 1,376,644 (1,930,152 – 2013, 2,556,606—2012) incremental shares, and 892,862 warrants have been excluded from the November 30, 2014, 2013 and 2012 computation of diluted EPS, respectively, as they are anti-dilutive due to the losses generated in each respective year.

20. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2014.

2015	$4,116
2016	4,355
2017	3,917
2018	4,008
2019	3,689
Thereafter	19,993

Total	$40,078

The preceding data reflects existing leases at November 30, 2014, and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $3,919 and $3,919 for the years ended November 30, 2014 and 2013, respectively.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of November 30, 2014 (November 30, 2013—$0). As of the end of each applicable reporting period,

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

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

The Company has recorded $2,047 of cumulative salary and related charges for the Ottawa restructuring in fiscal 2014 and 2013. As at November 30, 2014, $230 is included in accounts payable and accrued liabilities.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The following table summarizes the charges related to EMS restructuring activities by type of cost as of November 30, 2014:

EMS Restructuring
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(9,902)

Balance-Lease impairment accrual, November 30, 2014	$2,036

c) 2010 restructuring

In 2010, the Company started a restructuring plan (“2010 Restructuring Plan”) to streamline operations. During the years ended November 30, 2014 and 2013 restructuring expenses included legal charges, and workforce reductions and other expenses related to consolidating certain operations to its State College, P.A. facility and consolidating certain parts of its C-MAC operations. During the year ended November 30, 2012 restructuring expenses included charges of approximately i) $2,736 related to workforce reductions and other expenses related to consolidating certain parts of its microwave operations from Palm Bay, Florida to its owned facility in State College, P.A., consolidating certain parts of its operations in its leased facilities in Windber, P.A and Sterling, VA, and workforce reductions and other expenses in the United Kingdom, and ii) $2,437 related to workforce reductions and other expenses related to consolidating certain parts of its C-MAC operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2014.

For the years ended November 30, 2014, 2013 and 2012, the following table represents the details of restructuring charges with respect to the 2010 Restructuring Plan:

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Opening balance	$—	$210	$780
Restructuring charges	1,460	1,327	5,173

Accumulated restructuring charges	1,460	1,537	5,953
Cash payments	(1,460)	(1,537)	(5,743)
Non-cash charges	—	—	—

Ending Balance	$—	$—	$210

22. SEGMENT INFORMATION AND GEOGRAPHICAL DATA

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

During the quarter ended February 28, 2014, the Company changed its reported basis of measurement of segment profit or loss. This change in reporting has been applied to the years ended November 30, 2014, 2013 and 2012. The Company’s chief operating decision maker evaluates segment performance based primarily on revenues and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from continuing operations excluding depreciation and amortization, stock-based compensation expense and other items as described below. Management views adjusted EBITDA as an important measure of segment performance because it removes from operating results the impact of items that management believes do not reflect the Company’s core operating performance. Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in the Company’s credit facilities.

Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets.

Year ended November 30, 2014	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$162,454	$21,999	$42,404	$—	$—	$226,857

Adjusted EBITDA:	22,372	3,614	(245)	—	—	25,741
Acquisition related charges						479
Restructuring						2,217
Depreciation and amortization						15,965
Interest expense, net						11,765
Amortization of note discounts and deferred financing costs						10,940
Other adjustments *						2,019

Loss from continuing operations before income taxes						$(17,644)

Segment assets—as at November 30, 2014	$241,246	$13,183	$24,235	$4,176	$—	$282,840
Goodwill included in assets—as at November 30, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2014	$2,126	$285	$306	$16	$—	$2,733

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

*	Other adjustments primarily include inventory provisions, stock based compensation, franchise taxes, financing and other adjustments, lease payments for the State College, Pennsylvania facility and foreign exchange loss and change in benefit liability.

Year ended November 30, 2013	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$170,685	$18,300	$55,315	$—	$—	$244,300

Adjusted EBITDA:	22,601	4,064	467	—	—	27,132
Acquisition related charges						849
Restructuring						2,617
Depreciation and amortization						17,130
Interest expense, net						14,208
Amortization of note discounts and deferred financing costs						13,020
Other adjustments *						8,045

Loss from continuing operations before income taxes						$(28,737)

Segment assets—as at November 30, 2013	$249,363	$15,068	$34,741	$5,406	$—	$304,578
Goodwill included in assets—as at November 30, 2013	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2013	$2,042	$64	$363	$4	$—	$2,473

*	Other adjustments primarily include inventory provisions, stock based compensation, franchise taxes, financing and other adjustments, foreign exchange loss and reversal of contingency accrual.

Year ended November 30, 2012	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$160,579	$22,502	$59,300	$—	$—	$242,381

Adjusted EBITDA:	27,822	4,488	(508)	—	—	31,802
Acquisition related charges						4,027
Restructuring						17,079
Depreciation and amortization						16,945
Interest expense, net						16,209
Amortization of note discounts and deferred financing costs						15,684
Goodwill Impairment						107,495
Other adjustments *						8,505

Loss from continuing operations before income taxes						$(154,142)

Segment assets—as at November 30, 2012	$317,791	$13,496	$52,589	$8,839	$—	$392,715
Goodwill included in assets—as at November 30, 2012	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2012	$1,014	$19	$106	$—	$—	$1,139

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

*	Other adjustments primarily include inventory provisions, stock based compensation, financing and other adjustments, foreign exchange loss, impairment write-down on assets held for sale, SenDEC earn-out reversal and C-MAC pro-forma.

The Company has operations in the United States, United Kingdom, Canada, Mexico, China and Germany. Revenues are attributed to geographic regions based upon the location of the customer. The geographic distribution of sales is as follows:

	Year ended November 30, 2014	Year ended November 30, 2013	Year ended November 30, 2012
Revenues
United States	$155,476	$177,057	$185,564
United Kingdom	25,229	23,503	22,832
Canada	9,772	9,188	9,286
China	5,833	3,834	7,257
Germany	4,367	5,002	4,067
All other countries	26,180	25,716	13,375

Total	$226,857	$244,300	$242,381

The geographic distribution of long-lived assets is as follows at November 30:

	2014	2013
Long-lived assets
United States	$20,880	$25,369
United Kingdom	8,300	9,121
Canada	901	452
Mexico	30	29
China	453	398
Germany	10	12

Total	$30,574	$35,381

23. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company was required to match 50% of the first 5% deferred contributions for certain employee contributions. The employer match was suspended effective March 11, 2013 and was reinstated effective April 2014.

Employees may contribute up to a maximum of 100% of eligible compensation. During the years ended November 30, 2014 and 2013, the Company incurred $189 and $297, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

24. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the Company’s selected quarterly financial data for the years ended November 30, 2014, 2013 and 2012:

	Three months ended				Year ended Nov. 30, 2014
	Feb. 28, 2014	May 31, 2014	Aug. 31, 2014	Nov. 30, 2014
Revenues	$58,918	$53,169	$56,924	$57,846	$226,857
Operating expenses	11,778	12,340	12,076	11,318	47,512

Operating income (loss)	1,567	(1,930)	2,733	2,214	4,584

Net income (loss)	$(2,124)	$(14,984)	$(634)	$(1,172)	$(18,914)

Basic earnings (loss) per share	$(0.05)	$(0.27)	$(0.01)	$(0.02)	$(0.35)

Diluted earnings (loss) per share	$(0.05)	$(0.27)	$(0.01)	$(0.02)	$(0.35)

	Three months ended				Year ended Nov. 30, 2013
	Feb. 28, 2013	May 31, 2013	Aug. 31, 2013	Nov. 30, 2013
Revenues	$58,304	$64,229	$62,630	$59,137	$244,300
Operating expenses	13,334	13,520	12,659	12,626	52,139

Operating income (loss)	(1,281)	1,097	2,315	(3,654)	(1,523)

Net income (loss)	$(14,426)	$7,473	$6,968	$(7,243)	$(7,228)

Basic earnings (loss) per share	$(0.26)	$0.13	$0.12	$(0.14)	$(0.15)

Diluted earnings (loss) per share	$(0.26)	$0.13	$0.12	$(0.14)	$(0.15)

	Three months ended				Year ended Nov. 30, 2012
	Feb. 28, 2012	May 31, 2012	Aug. 31, 2012	Nov. 30, 2012
Revenues	$61,984	$68,270	$58,759	$53,368	$242,381
Operating expenses	12,422	105,076	34,498	15,870	167,866

Operating income (loss)	3,128	(97,779)	(21,647)	(5,138)	(121,436)

Net income (loss)	$773	$(109,507)	$(27,666)	$(12,303)	$(148,703)

Basic earnings (loss) per share	$0.01	$(1.98)	$(0.50)	$(0.22)	$(2.69)

Diluted earnings (loss) per share	$0.01	$(1.98)	$(0.50)	$(0.22)	$(2.69)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Year ended Nov. 30, 2014	Year ended Nov. 30, 2013	Year ended Nov. 30, 2012
Allowance for doubtful accounts
Balance beginning of period	$697	$609	$474
Charged to costs and expenses	115	302	(145)
Charged to other accounts (1)	—	—	280
Deductions (2)	(96)	(214)	—

Balance at end of period	$716	$697	$609
Inventory obsolescence reserve
Balance beginning of period	$12,571	$7,822	$9,731
Charged to costs and expenses	2,020	4,970	9,281
Charged to other accounts (1)	—	—	4,667
Deductions (3)	(5,601)	(221)	(15,857)

Balance at end of period	$8,990	$12,571	$7,822

(1)	Provision primarily as a result of business acquisitions.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Obsolete inventory written off, net of recoveries.