Form 10-Q
period 2015-02-28
API Technologies Corp.
filed 2015-04-08
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

55,397,384 shares of common stock with a par value of $0.001 per share at April 2, 2015.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 28, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	February 28, 2015	November 30, 2014
Assets
Current
Cash and cash equivalents	$6,199	$8,258
Accounts receivable, less allowance for doubtful accounts of $696 and $716 at February 28, 2015 and November 30, 2014, respectively	35,955	38,657
Inventories, net (note 4)	58,231	54,718
Deferred income taxes	539	561
Prepaid expenses and other current assets	1,535	1,592

	102,459	103,786
Fixed assets, net	29,524	30,574
Goodwill	116,770	116,770
Intangible assets, net	28,071	29,848
Other non-current assets	1,911	1,862

Total assets	$278,735	$282,840

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$28,635	$27,907
Deferred revenue	2,407	2,279
Current portion of long-term debt (note 7)	10,916	10,097

	41,958	40,283
Deferred income taxes	4,651	4,575
Other long-term liabilities	1,386	1,216
Long-term debt, net of current portion (note 7)	114,865	118,214
Deferred gain (note 7c)	7,639	7,788

	170,499	172,076

Commitments and contingencies (note 12)
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,397,320 and 55,397,320 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 28, 2015 and November 30, 2014, respectively)	—	—
Additional paid-in capital	327,925	327,846
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(222,284)	(220,105)
Accumulated other comprehensive income	167	595

	108,236	110,764

Total Liabilities and Shareholders’ Equity	$278,735	$282,840

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended Feb. 28, 2015	For the Three Months Ended Feb. 28, 2014
Revenue, net	$50,850	$58,918
Cost of revenues
Cost of revenues	37,859	45,274
Restructuring charges	42	299

Total cost of revenues	37,901	45,573

Gross profit	12,949	13,345

Operating expenses
General and administrative	5,279	5,719
Selling expenses	3,655	3,757
Research and development	2,000	2,074
Business acquisition and related charges	62	110
Restructuring charges	830	118

Total operating expenses	11,826	11,778

Operating income	1,123	1,567
Other expense (income), net
Interest expense, net	3,127	2,410
Amortization of note discounts and deferred financing costs	23	665
Other expense (income), net	(120)	110

	3,030	3,185

Loss before income taxes	(1,907)	(1,618)
Expense for income taxes	272	506

Net loss	$(2,179)	$(2,124)
Accretion on preferred stock	—	(393)

Net loss attributable to common shareholders	$(2,179)	$(2,517)

Net loss per share—Basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding
Basic	55,461,217	55,426,635
Diluted	55,461,217	55,426,635
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	(428)	141

Other comprehensive income (loss)	(428)	141

Comprehensive loss	$(2,607)	$(1,983)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2014	55,397,320	$55	$327,846	$2,373	$(220,105)	$595	$110,764
Stock-based compensation expense	—	—	79	—	—	—	79
Net loss for the period	—	—	—	—	(2,179)	—	(2,179)
Other comprehensive loss	—	—	—	—	—	(428)	(428)

Balance at February 28, 2015	55,397,320	$55	$327,925	$2,373	$(222,284)	$167	$108,236

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Three Months Ended February 28,
	2015	2014
Cash flows from operating activities
Net loss	$(2,179)	$(2,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,459	4,130
Amortization of note discounts and deferred financing costs	23	665
Stock based compensation	79	(48)
Gain on sale of fixed assets	(149)	(99)
Deferred income taxes	98	335
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	2,410	(2,555)
Inventories	(3,830)	5,427
Prepaid expenses and other current assets	39	855
Accounts payable and accrued expenses	560	(4,575)
Deferred revenue	153	476

Net cash provided by operating activities	663	2,487
Cash flows from investing activities
Purchase of fixed assets	(159)	(105)
Purchase of intangible assets	(107)	(55)
Net proceeds from disposal of fixed assets (note 7c)	—	15,108
Business acquisitions (note 10)	—	1,414

Net cash provided (used) by investing activities	(266)	16,362
Cash flows from financing activities
Repayments of long-term debt (note 7)	(2,500)	(25,480)
Net proceeds from long-term debt (note 7)	—	9,508

Net cash used by financing activities	(2,500)	(15,972)
Effect of exchange rate on cash and cash equivalents	44	54

Net change in cash and cash equivalents	(2,059)	2,931
Cash and cash equivalents, beginning of period	8,258	6,351

Cash and cash equivalents, end of period	$6,199	$9,282

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 28, 2015 and the results of its operations and cash flows for the three month period ended February 28, 2015. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2014 included in the Company’s Form 10-K filed with the SEC on February 10, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions made for bad debts and obsolete inventory, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, other long-lived assets and discontinued operations. The Company also uses estimates in determining the remaining economic lives of long-lived assets. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of share options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. Open tax years include the tax years ended January 21, 2011 through November 30, 2014.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 41%, 1% and 11% of the Company’s revenues for the three months ended February 28, 2015 (49%, 3% and 10% for the three months ended February 28, 2014), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 11).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, is shown in the Consolidated Statement of Operations and Comprehensive Income (Loss).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

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

4. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	February 28, 2015	November 30, 2014
Raw materials	$31,228	$30,509
Work in progress	17,641	16,130
Finished goods	9,362	8,079

Total	$58,231	$54,718

At February 28, 2015 and November 30, 2014, inventories are presented net of inventory reserves of $9,159 and $8,990, respectively.

5. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its U.K. subsidiaries for approximately $388 (250 GBP), which renews in July 2015. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of February 28, 2015 and November 30, 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	February 28, 2015	November 30, 2014
Trade accounts payable	$18,884	$16,843
Accrued expenses	6,505	6,497
Wage and vacation accrual	3,246	4,567

Total	$28,635	$27,907

7. Long-Term Debt

The Company had the following long-term debt obligations:

	(in thousands)
	February 28, 2015	November 30, 2014
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$119,266	$121,730
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,098	1,151
Capital leases payable (c)	5,417	5,430

	$125,781	$128,311
Less: Current portion of long-term debt	(10,916)	(10,097)

Long-term portion	$114,865	$118,214

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

On December 31, 2013, the Company repaid $14,200 of its term loans from the proceeds of the Sale/Leaseback, (see (c) below) of the Company’s facility located in State College, Pennsylvania. On July 5, 2013 and April 17, 2013, the Company sold Data Bus and Sensors and repaid approximately $28,780 and $44,919, respectively, of its term loans from the proceeds of these sales, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

On May 22, 2013, the Company entered into a First Amendment to the Revolving Loan Agreement that amends certain cash management and reporting requirements.

On October 10, 2013, the Company entered into an Amendment No. 1 to the Credit Agreement (the “Amendment No. 1”) by and among the Company, as borrower, the lenders party thereto and the Agent. Amendment No. 1, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium, which the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

On March 21, 2014, the Company entered into Amendment No. 2 to the Credit Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and the Agent.

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

Interest was due and payable in arrears monthly for revolving loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of revolving loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, would have been due and payable on February 6, 2018. The Company was permitted to prepay the revolving loans and terminate the commitments, in whole or in part, at any time without premium or penalty. Under certain circumstances, the Company was required to prepay the revolving loans upon the receipt of cash proceeds of certain asset sales.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at February 28, 2015. The mortgage is secured by the subsidiary’s assets.
c)	On December 31, 2013, the Company completed the Sale/Leaseback. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

8. SHAREHOLDERS’ EQUITY

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

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of February 28, 2015, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of February 28, 2015. Exchangeable shares are substantially equivalent to our common shares.

On November 6, 2006, API amended its certificate of incorporation to allow it to issue one special voting share. This special voting share was issued to a trustee in connection with a Plan of Arrangement and allows the trustee to have at meetings of stockholders of API the number of votes equal to the number of exchangeable shares not held by API or subsidiaries of API. (The trustee is charged with obtaining the direction of the holders of exchangeable shares on how to vote at meetings of API stockholders.) The API Nanotronics Sub, Inc. exchangeable shares are convertible into shares of API common stock at any time at the option of the holder. API may force the conversion of API Nanotronics Sub., Inc. exchangeable shares into shares of API common stock on the tenth anniversary of the date of the Plan of Arrangement or sooner upon the happening of certain events.

The Company, as of March 21, 2014, redeemed all 26,000 shares of its outstanding Series A Preferred Stock. Following the redemption, all shares of Series A Preferred Stock were cancelled and such shares were returned to authorized but undesignated shares of the Company’s preferred stock.

The Company issued no options or RSUs during three months ended February 28, 2015 and 2014, respectively (Note 9). The Company values its option grants using the Black-Scholes option-pricing model.

9. STOCK-BASED COMPENSATION

Of the 5,875,000 shares authorized under the Equity Incentive Plan, 3,752,072 shares are available for issuance pursuant to options, RSUs, or stock as of February 28, 2015. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 28, 2015 there was $197 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2017.

During the three months ended February 28, 2015 and 2014, $79 and ($48), respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— November 30, 2013	1,848,485	$4.98
Less forfeited	(765,175)	$4.90
Exercised	—	$—
Issued	245,000	$2.23

Stock Options outstanding—November 30, 2014	1,328,310	$4.52
Less forfeited	(12,683)	$5.26
Exercised	—	$—
Issued	—	$—

Stock Options outstanding—February 28, 2015	1,315,627	$4.52

Stock Options exercisable— February 28, 2015	1,065,211	$5.05

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding— November 30, 2013	81,667	$3.72
Issued	15,000	$2.37
Exercised—Stock issued	(48,333)	$3.72

RSUs outstanding—November 30, 2014	48,334	$3.30
Issued	—	$—
Exercised—Stock issued	—	$—

RSUs outstanding— February 28, 2015	48,334	$3.30

RSUs exercisable— February 28, 2015	—	$—

	RSUs and Options Outstanding				RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at Feb. 28, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at Feb. 28, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	690,834	$2.83	7.65	$94	397,500	$3.54	$—
$3.56 – $ 4.99	27,084	$3.56	5.65	$—	21,668	$3.56	$—
$5.00 – $ 6.99	640,209	$5.95	5.59	$—	640,209	$5.95	$—
$7.00 – $ 20.00	5,834	$14.07	2.24	$—	5,834	$14.07	$—

	1,363,961		6.62	$94	1,065,211		$—

The intrinsic value is calculated as the excess of the market value as of February 28, 2015 over the exercise price of the shares. The market value as of February 28, 2015 was $1.94 as reported by the NASDAQ Stock Market.

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Three months ended
	February 28, 2015	February 28, 2014
Supplemental Cash Flow Information
Cash paid for income taxes	$220	$244
Cash paid for interest	$2,792	$1,711
Capital lease obligation	$—	$5,225

In February 2014, the Company received $1,414 related to a tax refund from the acquisition of one of its subsidiaries, SenDEC Corporation.

11. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended February 28
	2015	2014
Weighted average shares-basic	55,461,217	55,426,635
Effect of dilutive securities	*	*

Weighted average shares—diluted	55,461,217	55,426,635

Basic EPS and diluted EPS for the three months ended February 28, 2015 and 2014 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 1,363,961 – February 28, 2015 (1,756,937 – February 28, 2014) incremental shares, and 892,862 warrants at February 28, 2014 have been excluded from the February 28, 2015 and 2014 computation of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

12. COMMITMENTS AND CONTINGENCIES

On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and three API subsidiaries (the “API Pennsylvania Subsidiaries”) in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Asset Purchase Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. The final outcome and impact of this matter is subject to many variables, and cannot be predicted. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of February 28, 2015 (November 30, 2014—$0). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

13. INCOME TAXES

For the three month periods ended February 28, 2015 and 2014, the Company’s effective income tax rates were (14.2)% and (31.3)% for continuing operations, respectively compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of February 28, 2015 and February 28, 2014 is primarily due to existence of valuation allowance for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the three months ended February 28, 2015, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.

As of February 28, 2015, the Company had no significant unrecognized tax benefits.

The Company records interest and penalties related to tax matters within general and administrative expenses on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2011-2014 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2011-2014 remain open to examination by Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

14. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

a) Ottawa restructuring

In November 2013, the Company commenced the restructuring of a portion of its Ottawa, Ontario, Canada business (“Ottawa restructuring”), which included the movement of certain operations to its State College facility, in order to improve its profitability. The actions taken as part of the Ottawa restructuring are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Elements of the Ottawa restructuring include management re-alignment, workforce reductions and write-downs and charges related to inventory and relocation costs. The Ottawa restructuring was substantially completed by May 31, 2014. As a result of the Ottawa restructuring, the Company reduced its SSC workforce by approximately 4%, which represents approximately 3% of its global workforce.

The Company has recorded $2,047 of cumulative salary and related charges for the Ottawa restructuring in fiscal 2014 and 2013. As at February 28, 2015, $112 is included in accounts payable and accrued liabilities.

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

During the period ending November 30, 2012, the Company incurred approximately $591 related to cash outlays, primarily due to employee separation expenses. The majority of the non-cash charges are primarily related to the write-down of inventory related to the EMS product offerings, leasehold impairments and fixed asset impairments.

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(10,028)

Balance – Lease impairment accrual, February 28, 2015	$1,910

During the three months ended February 28, 2015, the Company has reflected within the consolidated statement of operations restructuring charges of $872, which includes $326 related to specific restructuring events and $546 related to recruiting costs for the Company’s new Chief Executive Officer.

15. SEGMENT INFORMATION

The Company follows the authoritative guidance on the required disclosures for segments, which establish standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. The guidance also establishes standards for related disclosures about products, geographic areas and major customers.

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

Three months ended February 28, 2015 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$38,386	$4,258	$8,206	$—	$—	$50,850

Adjusted EBITDA:	5,242	755	50	—	—	6,047
Acquisition related charges						62
Restructuring						872
Depreciation and amortization						3,459
Interest expense, net						3,127
Amortization of note discounts and deferred financing costs						23
Other adjustments *						411

Loss before income taxes						$(1,907)

Segment assets—as at February 28, 2015	$240,496	$11,670	$25,187	$1,382	$—	$278,735
Goodwill included in assets—as at Feb. 28, 2015	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to February 28, 2015	$144	$12	$3	$—	$—	$159

Three months ended February 28, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$39,661	$5,399	$13,858	$—	$—	$58,918

Adjusted EBITDA:	4,390	1,081	1,023	—	—	6,494
Acquisition related charges						110
Restructuring						417
Depreciation and amortization						4,130
Interest expense, net						2,410
Amortization of note discounts and deferred financing costs						665
Other adjustments *						380

Loss before income taxes						$(1,618)

Segment assets—as at November 30, 2014	$241,246	$13,183	$24,235	$4,176	$—	$282,840
Goodwill included in assets—as at Nov. 30, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to February 28, 2014	$63	$15	$27	$—	$—	$105

*	Other adjustments primarily include non-cash inventory provisions, stock based compensation, franchise taxes, financing and other adjustments, lease payments for the State College, Pennsylvania facility, foreign exchange losses and a change in benefit liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, our unaudited Consolidated Financial Statements and accompanying Notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended November 30, 2014 to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

Business Overview of API Technologies Corp.

General

We design, develop and manufacture high-reliability RF, microwave, microelectronic, power, and security solutions for the defense, aerospace, industrial, satellite, and commercial end markets. We own and operate several state-of-the-art manufacturing facilities in the United States, the United Kingdom, Canada, China and Mexico. Our defense customers, which include military prime contractors, and the contract manufacturers who work for them, in the United States, Canada, the United Kingdom and various other U.S. friendly countries in the world, outsource many of their defense electronic components and systems to us as a result of the combination of our design, development and manufacturing expertise. Our commercial customers, who represent the commercial, aerospace, space, industrial, and medical communities, leverage our products, engineering, and manufacturing capabilities to address high-reliability requirements.

Operating through our three segments: Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA), we are positioned as a differentiated solution provider to U.S. and U.S. friendly governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products for critical applications, our solutions portfolio spans RF/microwave and microelectronics, electromagnetics, power products, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production and secure communication products, including ruggedized computers and peripherals, network security appliances, and TEMPEST Emanation prevention products.

Effective March 2, 2015, the Company hired Robert Tavares as its new President and Chief Executive Officer.

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

Backlog

Our sales backlog at February 28, 2015 was approximately $128.0 million compared to approximately $120.7 million at November 30, 2014. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $91.7 million of our backlog orders will be filled by February 28, 2016. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	February 28, 2015	November 30, 2014	% Change
Backlog by segments:
SSC	$98,624	$98,111	0.5%
EMS	26,163	19,077	37.1%
SSIA	3,262	3,481	(6.3)%

	$128,049	$120,669	6.1%

The increase at February 28, 2015 compared to November 30, 2014 was primarily related to our SSC and EMS segments as a result of higher SSC and EMS bookings due to program timing in the quarter ended February 28, 2015, partially offset by a reduction in the UK foreign exchange rate. The decrease in the SSIA backlog as at February 28, 2015 was due to the reduction in the UK foreign exchange rate.

Results of Operations for the Three Months Ended February 28, 2015 and 2014

The following discussion of results of operations is a comparison of our three months ended February 28, 2015 and 2014.

Segment Operating Revenue and Adjusted EBITDA

Financial information for each of our segments is set forth in Part I- Item 1, Financial Statements (unaudited), Note 15 “Segment Information” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of revenue and adjusted EBITDA. Segment adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. Our reportable segment measure of adjusted EBITDA is not a recognized measure under GAAP and should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance derived in accordance with GAAP. Our segment adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment adjusted EBITDA in the same manner.

Our segment Adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items include stock-based compensation expense, non-cash inventory provisions, franchise taxes, acquisition related charges, restructuring charges, financing related costs, foreign exchange losses, lease payments related to the Sale/Leaseback and a change in benefit liability.

	(dollar amounts in thousands) Three months ended February 28,
	2015	2014	% Change
Revenues by segments:
SSC	$38,386	$39,661	(3.2)%
EMS	8,206	13,858	(40.8)%
SSIA	4,258	5,399	(21.1)%

	$50,850	$58,918	(13.7)%

We recorded a 13.7% decrease in overall revenues for the three months ended February 28, 2015 over the same period in 2014. The decrease was due to lower revenues in our EMS, SSIA and SSC segments, compared to the three months ended February 28, 2014. During the three months ended February 28, 2015, the decrease in our SSC segment revenues was primarily due to timing of certain programs and approximately $0.6 million is due to the devaluation of the Pound Sterling to the US dollar during the quarter ended February 28, 2015, compared to the same period in the prior year. Revenues for the EMS segment were negatively impacted by the timing of certain programs and the fact that its opening backlog, as at November 30, 2014, was much lower than the prior year. The decrease in the SSIA segment revenue was primarily due to lower revenues in Canada, which was in part (approximately $0.2 million) due to the devaluation of the Canadian dollar compared to the US dollar during the quarter ended February 28, 2015, compared to the same period in the prior year.

	(dollar amounts in thousands) Three months ended February 28,
	2015	2014	% Change
Segment Adjusted EBITDA:
SSC	$5,242	$4,390	19.4%
EMS	50	1,023	(95.2)%
SSIA	755	1,081	(30.2)%

The SSC segment adjusted EBITDA for the three months ended February 28, 2015 was higher than the comparable period in 2014 primarily due to reductions in labor and manufacturing overhead costs. During the three months ended February 28, 2015, the decrease in our EMS and SSIA segments adjusted EBITDA was primarily due to the impact of lower revenues.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended February 28,
	2015	2014
Gross margin by segments:
SSC	29.1%	24.7%
EMS	6.5%	13.1%
SSIA	29.6%	32.3%
Overall	25.5%	22.7%

Our combined gross margin for the three months ended February 28, 2015 increased by approximately 2.8 percentage points compared to the three months ended February 28, 2014. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended February 28, 2015 from 77.3% to 74.5% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended February 28, 2015 decreased by 4.4 percentage points compared to the same period in 2014, primarily due to lower labor and manufacturing overhead costs in the quarter ended February 28, 2015 compared to the same period last year. The EMS segment cost of revenues percentage for the three months ended February 28, 2015 increased by 6.6 percentage points compared to the same period in 2014, primarily due to the impact of lower revenues and therefore lower coverage of our fixed costs. The SSIA segment realized an increase in cost of revenues of 2.7 percentage points primarily due to the impact of lower revenues and therefore lower coverage of our fixed costs. Combined restructuring costs recorded in the three months ended February 28, 2015 were approximately $0.1 million compared to approximately $0.3 million in the comparable period of 2014.

General and Administrative Expenses

General and administrative expenses decreased to approximately $5.3 million for the three months ended February 28, 2015 from $5.7 million for the three months ended February 28, 2014. The decrease is primarily a result of lower depreciation and amortization as certain intangible assets became fully amortized, partially offset by an increase in stock based compensation. As a percentage of sales, general and administrative expenses were 10.4% for the three months ended February 28, 2015, compared to 9.7% for the three months ended February 28, 2014.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended February 28,
	2015	% of sales	2014	% of sales
Depreciation and Amortization	$2,026	4.0%	$2,516	4.3%
Accounting and Administration	$1,989	3.9%	$1,848	3.1%
Stock based compensation	$79	0.2%	$(48)	(0.1)%
Professional Services	$402	0.8%	$428	0.7%

Selling Expenses

Selling expenses were substantially the same, approximately $3.7 million for the three months ended February 28, 2015 compared to approximately $3.8 million for the three months ended February 28, 2014. As a percentage of sales, selling expenses were 7.2% for the three months ended February 28, 2015, compared to 6.4% for the three months ended February 28, 2014.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended February 28,
	2015	% of sales	2014	% of sales
Payroll Expense – Sales	$2,000	3.9%	$2,130	3.6%
Commissions	$1,101	2.2%	$1,091	1.9%
Advertising	$300	0.6%	$289	0.5%

Research and Development Expenses

Research and development costs decreased to approximately $2.0 million for the three months ended February 28, 2015 compared to approximately $2.1 million for the three months ended February 28, 2014. As a percentage of sales, research and development expenses were 3.9% for the three months ended February 28, 2015, compared to 3.5% for the three months ended February 28, 2014.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended February 28, 2015, business acquisition charges of approximately $0.1 million of costs primarily related to the evaluation of strategic alternatives compared to approximately $0.1 million for the three months ended February 28, 2014.

Operating Income

We posted operating income from continuing operations for the three months ended February 28, 2015 of approximately $1.1 million compared to operating income of approximately $1.6 million for the three months ended February 28, 2014. The decrease in operating income of approximately $0.5 million is primarily attributed to higher restructuring costs primarily associated with costs related to our change in CEO, and partially due to the impact of lower revenues in the quarter.

Other Expenses (Income)

Total other expense for the three months ended February 28, 2015 amounted to approximately $3.0 million, compared to other expense of $3.2 million for the three months ended February 28, 2014.

The decrease in other expense in the three month period ended February 28, 2015, compared to the comparable period in 2014 is largely attributable to lower amortization of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans in 2014, partially offset by higher interest expense in the quarter ended February 28, 2015, compared to the comparable period in 2014.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.3 million for the three months ended February 28, 2015 compared to a net expense of $0.5 million in the three months ended February 28, 2014. The expense during the three months ended February 28, 2015, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year expense related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Net loss

We recorded a net loss for the three months ended February 28, 2015 of approximately $2.2 million, compared to the net loss of approximately $2.1 million for the three months ended February 28, 2014. The net loss in the three month period ended February 28, 2015 is consistent with the comparable period in 2014 despite the impact of lower revenues, higher restructuring costs and higher interest expenses, which were partially offset by reductions in labor and manufacturing overhead costs, and lower amortization of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans in fiscal 2014.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At February 28, 2015, we held cash and cash equivalents of approximately $6.2 million compared to $8.3 million at November 30, 2014. We believe that our available cash and cash equivalents and future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

On March 21, 2014, we entered into Amendment No. 2, which, among other things, amends the Term Loan Agreement to provide for the Incremental Term Loan Facility. The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165.0 million term loan facility provided upon the initial closing of the Term Loan Agreement. As of March 21, 2014, we had borrowed $126.7 million under the Term Loan Agreement. As of February 28, 2015, we had borrowed $119.3 million under the Term Loan Agreement.

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

As at February 28, 2015, we were in compliance with our financial covenants under the Term Loan Agreement.

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

Quarter Ended February 28, 2015 Compared to February 28, 2014

Cash provided by operating activities of approximately $0.7 million for the three months ended February 28, 2015 (“Q1 FY2015”) was lower than cash provided by operating activities of approximately $2.5 million for the three months ended February 28, 2014 (“Q1 FY2014”). The decrease in cash provided by operating activities resulted primarily from higher interest payments and changes in operating assets and liabilities in Q1 FY2015 compared to Q1 FY2014.

Cash used in investing activities for the three months ended February 28, 2015 was approximately $0.3 million, which consisted of the acquisition of fixed and intangible assets. Cash provided by investing activities for the three months ended February 28, 2014 was approximately $16.4 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, and a $1.4 million tax refund related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $0.2 million.

Cash used by financing activities for the three months ended February 28, 2015 totaled approximately $2.5 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement. During the three months ended February 28, 2014 cash used by financing totaled approximately $16.0 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement including the repayment using the proceeds of the sale/leaseback of the State College facility, partially offset by net proceeds associated with the Revolving Loan Agreement.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of any recently adopted accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended November 30, 2014.

Off-Balance Sheet Arrangements

During the year ended November 30, 2014 and the three months ended February 28, 2015, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2014 and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: general economic and business conditions, including without limitation, reductions in government defense spending; governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions; our ability to integrate and consolidate our operations; our ability to expand our operations in both new and existing markets; the ability of our review of strategic alternatives to maximize stockholder value; the effect of growth on our infrastructure; our ability to maintain compliance with our financial covenants; and continued access to capital markets.

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates under our credit facility. We may utilize interest rate hedging products in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of February 28, 2015, the Company has borrowed $119.3 million under its Term Loan Agreement. The loan amounts under the Term Loan Agreement bear interest at adjusted LIBOR plus 7.50%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. Based on LIBOR at February 28, 2015, an increase of 100 basis points in the interest rate would result in a 0.1% increase in our overall annual interest expense, due to the 1.50% floor. A 100 basis point increase in the interest rate above the 1.5% floor would result in a $1.2 million increase in our annual interest expense on the term loan borrowings, assuming the entire $119.3 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2015.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 12 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Employment letter agreement with Robert Tavares (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 8, 2015	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)