Form 10-Q
period 2015-05-31
API Technologies Corp.
filed 2015-07-08
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

55,427,050 shares of common stock with a par value of $0.001 per share at July 2, 2015.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended May 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	May 31, 2015	November 30, 2014
Assets
Current
Cash and cash equivalents	$5,420	$8,258
Accounts receivable, less allowance for doubtful accounts of $699 and $716 at May 31, 2015 and November 30, 2014, respectively	35,822	38,657
Inventories, net (note 4)	61,285	54,718
Deferred income taxes	475	561
Prepaid expenses and other current assets	1,814	1,592

	104,816	103,786
Fixed assets, net	28,283	30,574
Goodwill	116,770	116,770
Intangible assets, net	26,630	29,848
Other non-current assets	1,945	1,862

Total assets	$278,444	$282,840

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$34,844	$27,907
Deferred revenue	2,344	2,279
Current portion of long-term debt (note 7)	11,737	10,097

	48,925	40,283
Deferred income taxes	4,893	4,575
Other long-term liabilities	1,551	1,216
Long-term debt, net of current portion (note 7)	111,523	118,214
Deferred gain (note 7c)	7,490	7,788

	174,382	172,076

Commitments and contingencies (note 12)
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,416,986 and 55,397,320 shares issued and outstanding at May 31, 2015 and November 30, 2014, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at May 31, 2015 and November 30, 2014, respectively)	—	—
Additional paid-in capital	328,099	327,846
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(226,576)	(220,105)
Accumulated other comprehensive income	111	595

	104,062	110,764

Total Liabilities and Shareholders’ Equity	$278,444	$282,840

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014	For the Six Months Ended May 31, 2015	For the Six Months Ended May 31, 2014
Revenue, net	$52,281	$53,169	$103,131	$112,086
Cost of revenues
Cost of revenues	41,252	42,478	79,111	87,751
Restructuring charges	67	281	109	580

Total cost of revenues	41,319	42,759	79,220	88,331

Gross profit	10,962	10,410	23,911	23,755

Operating expenses
General and administrative	5,575	5,820	10,854	11,539
Selling expenses	3,383	3,536	7,038	7,294
Research and development	2,181	2,161	4,181	4,234
Business acquisition and related charges	328	75	390	185
Restructuring charges	840	748	1,670	866

Total operating expenses	12,307	12,340	24,133	24,118

Operating loss	(1,345)	(1,930)	(222)	(363)
Other expense (income), net
Interest expense, net	3,092	2,887	6,219	5,297
Amortization of note discounts and deferred financing costs	23	10,228	46	10,893
Other expenses (income), net	(423)	(223)	(543)	(113)

Total other expenses (income), net	2,692	12,892	5,722	16,077

Loss before income taxes	(4,037)	(14,822)	(5,944)	(16,440)
Expense for income taxes	255	162	527	668

Net loss	$(4,292)	$(14,984)	$(6,471)	$(17,108)
Accretion on preferred stock	—	—	—	(393)

Net loss attributable to common shareholders	$(4,292)	$(14,984)	$(6,471)	$(17,501)

Net loss per share—Basic and diluted	$(0.08)	$(0.27)	$(0.12)	$(0.32)

Weighted average shares outstanding
Basic	55,472,798	55,446,463	55,466,944	55,436,440
Diluted	55,472,798	55,446,463	55,466,944	55,436,440
Comprehensive income (loss)
Unrealized foreign currency translation adjustment	(56)	281	(484)	422

Other comprehensive income (loss)	(56)	281	(484)	422

Comprehensive loss	(4,348)	(14,703)	(6,955)	(16,686)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2014	55,397,320	$55	$327,846	$2,373	$(220,105)	$595	$110,764
Stock issued as compensation	33,334	—	—	—	—	—	—
Stock withheld for taxes	(13,668)	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	280	—	—	—	280
Net loss for the period	—	—	—	—	(6,471)	—	(6,471)
Other comprehensive loss	—	—	—	—	—	(484)	(484)

Balance at May 31, 2015	55,416,986	$55	$328,099	$2,373	$(226,576)	$111	$104,062

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Six Months Ended May 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,471)	$(17,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,472	8,242
Amortization of note discounts and deferred financing costs	46	681
Amortization of note discounts and deferred financing costs due to debt extinguishment	—	10,212
Stock based compensation	280	(69)
Gain on sale of fixed assets	(234)	(248)
Deferred income taxes	373	551
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	2,393	1,451
Inventories	(6,986)	5,447
Prepaid expenses and other current assets	(246)	1,018
Accounts payable and accrued expenses	7,509	(7,478)
Deferred revenue	104	(209)

Net cash provided by operating activities	3,240	2,490
Cash flows from investing activities
Purchase of fixed assets	(626)	(847)
Purchase of intangible assets	(449)	(141)
Net proceeds from disposal of fixed assets (note 7c)	96	15,108
Restricted cash	—	1,500
Business acquisitions (note 10)	—	1,414

Net cash provided (used) by investing activities	(979)	17,034
Cash flows from financing activities
Redemption of preferred shares (note 8)	—	(27,600)
Repayments of long-term debt (note 7)	(5,049)	(52,329)
Net proceeds from long-term debt (note 7)	—	64,782

Net cash used by financing activities	(5,049)	(15,147)
Effect of exchange rate on cash and cash equivalents	(50)	(96)

Net change in cash and cash equivalents	(2,838)	4,281
Cash and cash equivalents, beginning of period	8,258	6,351

Cash and cash equivalents, end of period	$5,420	$10,632

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of May 31, 2015 and the results of its operations and cash flows for the three and six month periods ended May 31, 2015. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2014 included in the Company’s Form 10-K filed with the SEC on February 10, 2015.

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

The US, Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 44%, 1% and 10% of the Company’s revenues for the six months ended May 31, 2015 (48%, 4% and 10% for the six months ended May 31, 2014), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

In May 2014, the FASB issued guidance which affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The new guidance will supersede the existing revenue recognition requirements, and most industry-specific guidance. For a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however, a delay in the effective date is currently being considered by the FASB, which we expect will result in at least a one year deferral. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

4. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	May 31, 2015	November 30, 2014
Raw materials	$33,883	$30,509
Work in progress	17,319	16,130
Finished goods	10,083	8,079

Total	$61,285	$54,718

At May 31, 2015 and November 30, 2014, inventories are presented net of inventory reserves of $9,499 and $8,990, respectively.

5. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its U.K. subsidiaries for approximately $383 (250 GBP), which renews in July 2015. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of May 31, 2015 and November 30, 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	May 31, 2015	November 30, 2014
Trade accounts payable	$23,953	$16,843
Accrued expenses	6,514	6,497
Wage and vacation accrual	4,377	4,567

Total	$34,844	$27,907

7. Long-Term Debt

The Company had the following long-term debt obligations:

	(in thousands)
	May 31, 2015	November 30, 2014
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$116,803	$121,730
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,054	1,151
Capital leases payable (c)	5,403	5,430

	$123,260	$128,311
Less: Current portion of long-term debt	(11,737)	(10,097)

Long-term portion	$111,523	$118,214

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provides for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provides for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at May 31, 2015. The mortgage is secured by the subsidiary’s assets.
c)	On December 31, 2013, the Company completed the Sale/Leaseback. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

8. SHAREHOLDERS’ EQUITY

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the remaining 550,000 shares. Three API subsidiaries have claimed a right of set off against the shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expired on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of May 31, 2015, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of May 31, 2015. Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 567,500 options and 242,000 RSUs during the six months ended May 31, 2015 and 45,000 options and 15,000 RSUs during the six months ended May 31, 2014 (Note 9). The Company values its option grants using the Black-Scholes option-pricing model.

9. STOCK-BASED COMPENSATION

Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,964,240 shares are available for issuance pursuant to options, RSUs, or stock as of May 31, 2015. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of May 31, 2015 there was $880 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2017.

During the six months ended May 31, 2015 and 2014, $280 and ($69), respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions detailed below:

	May 31, 2015	May 31, 2014
Expected volatility	73.2%	64.8%
Expected dividends	0%	0%
Expected term	9.3 years	6 years
Risk-free rate	1.47%	1.26%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— November 30, 2013	1,848,485	$4.98
Less forfeited	(765,175)	$4.90
Exercised	—	$—
Issued	245,000	$2.23

Stock Options outstanding—November 30, 2014	1,328,310	$4.52
Less forfeited	(20,683)	$5.23
Exercised	—	$—
Issued	567,500	$1.89

Stock Options outstanding— May 31, 2015	1,875,127	$3.72

Stock Options exercisable— May 31, 2015	1,072,211	$5.01

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding— November 30, 2013	81,667	$3.72
RSUs Issued	15,000	$2.37
Vested—Stock issued	(48,333)	$3.72

RSUs outstanding—November 30, 2014	48,334	$3.30
RSUs Issued	242,000	$1.90
Vested—Stock issued	(33,334)	$3.72

RSUs outstanding— May 31, 2015	257,000	$1.90

RSUs vested— May 31, 2015	15,000	$2.37

	RSUs and Options Outstanding				RSUs Vested and Options Exercisable
Range of Exercise Price	Number Outstanding at May 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Vested or Exercisable at May 31, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	1,467,000	$2.06	7.24	$708	427,500	$3.38	$—
$3.56 – $ 4.99	27,084	$3.56	5.40	$—	21,668	$3.56	$—
$5.00 – $ 6.99	632,209	$5.96	5.34	$—	632,209	$5.96	$—
$7.00 – $ 20.00	5,834	$14.07	1.99	$—	5,834	$14.07	$—

	2,132,127		6.64	$708	1,087,211		$—

The price of the RSUs for purposes of the Weighted Average Exercise Price is zero. The intrinsic value is calculated as the excess of the market value as of May 31, 2015 over the exercise price of the options and over an amount of zero with respect to the RSUs. The market value as of May 31, 2015 was $2.16 as reported by the NASDAQ Stock Market.

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Six months ended
	May 31, 2015	May 31, 2014
Supplemental Cash Flow Information
Cash paid for income taxes	$1,098	$558
Cash paid for interest	$6,183	$3,349
Capital lease obligation	$—	$5,225

In February 2014, the Company received $1,414 related to a tax refund from the acquisition of one of its subsidiaries, SenDEC Corporation.

11. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended May 31				Six months ended May 31
	2015		2014		2015		2014
Weighted average shares-basic	55,472,798		55,446,463		55,466,944		55,436,440
Effect of dilutive securities		*		*		*		*

Weighted average shares—diluted	55,472,798		55,446,463		55,466,944		55,436,440

Basic EPS and diluted EPS for the three and six months ended May 31, 2015 and 2014 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 2,132,127 incremental shares at May 31, 2015 (1,638,269 at May 31, 2014), and 892,862 warrants at May 31, 2014, have been excluded from the May 31, 2015 and 2014 computations of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of May 31, 2015 (November 30, 2014—$0). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

13. INCOME TAXES

For the three month periods ended May 31, 2015 and 2014, the Company’s effective income tax rates were (6.3)% and (1.1)%, respectively, and for the six month period ending May 31, 2015 and 2014 were (8.9) % and (4.1) % compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of May 31, 2015 and May 31, 2014 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the three months ended May 31, 2015, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.

As of May 31, 2015, the Company had no significant unrecognized tax benefits.

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

The Company has recorded $2,047 of cumulative salary and related charges for the Ottawa restructuring in fiscal 2014 and 2013. As at May 31, 2015, $61 is included in accounts payable and accrued liabilities.

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

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(10,124)

Balance – Lease impairment accrual, May 31, 2015	$1,814

During the six months ended May 31, 2015, the Company has reflected within the consolidated statement of operations restructuring charges of $1,779, which includes $577 related to specific restructuring events and $1,202 related to the change in the Company’s Chief Executive Officer.

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

The Company’s chief operating decision maker evaluates segment performance based primarily on revenues and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from continuing operations excluding depreciation and amortization, stock-based compensation expense and other items as described below. Management views adjusted EBITDA as an important measure of segment performance because it removes from operating results the impact of items that management believes do not reflect the Company’s core operating performance. Adjusted EBITDA is a measure that is also used in calculating financial ratios in material debt covenants in the Company’s credit facilities.

Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets.

Three months ended May 31, 2015 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$37,217	$5,285	$9,779	$—	$—	$52,281

Adjusted EBITDA:	3,497	597	(242)	—	—	3,852
Acquisition related charges						328
Restructuring						907
Depreciation and amortization						3,013
Interest expense, net						3,092
Amortization of note discounts and deferred financing costs						23
Other adjustments *						526

Loss before income taxes						$(4,037)

Segment assets—as at May 31, 2015	$237,586	$12,023	$26,578	$2,257	$—	$278,444
Goodwill included in assets—as at May 31, 2015	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to May 31, 2015	$308	$9	$150	$—	$—	$467

Three months ended May 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$39,272	$5,062	$8,835	$—	$—	$53,169

Adjusted EBITDA:	4,534	540	(791)	—	—	4,283
Acquisition related charges						75
Restructuring						1,029
Depreciation and amortization						4,111
Interest expense, net						2,887
Amortization of note discounts and deferred financing costs						10,228
Other adjustments *						775

Loss before income taxes						$(14,822)

Segment assets—as at November 30, 2014	$241,246	$13,183	$24,235	$4,176	$—	$282,840
Goodwill included in assets—as at Nov. 30, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to May 31, 2014	$624	$7	$111	$—	$—	$742

Six months ended May 31, 2015 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$75,603	$9,543	$17,985	$—	$—	$103,131

Adjusted EBITDA:	8,739	1,352	(192)	—	—	9,899
Acquisition related charges						390
Restructuring						1,779
Depreciation and amortization						6,472
Interest expense, net						6,219
Amortization of note discounts and deferred financing costs						46
Other adjustments *						937

Loss before income taxes						$(5,944)

Purchase of fixed assets, to May 31, 2015	$452	$21	$153	$—	$—	$626

Six months ended May 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$78,932	$10,461	$22,693	$—	$—	$112,086

Adjusted EBITDA:	8,945	1,608	224	—	—	10,777
Acquisition related charges						185
Restructuring						1,446
Depreciation and amortization						8,242
Interest expense, net						5,297
Amortization of note discounts and deferred financing costs						10,893
Other adjustments *						1,154

Loss before income taxes						$(16,440)

Purchase of fixed assets, to May 31, 2014	$688	$22	$137	$—	$—	$847

*	Other adjustments primarily include non-cash inventory provisions, stock based compensation expense, franchise taxes, financing related costs, lease payments for the State College, Pennsylvania facility, foreign exchange losses and a change in benefit liability.

16. SUBSEQUENT EVENTS

On June 8, 2015 API completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of $80,000. Inmet and Weinschel have each been in business for more than 50 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC.

The Company is in the process of allocating the total purchase price of Inmet and Weinschel to the tangible and intangible net assets acquired. The Company currently estimates approximately $62,500 of the purchase price will be allocated to goodwill and other intangible assets. Any goodwill will be non-deductible for tax purposes. Inmet and Weinschel generated combined revenues of approximately $47,300 for the twelve months ended June 30, 2014.

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

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”). Amendment No. 2 amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Term Loan Agreement”) to provide for an incremental term loan facility in an aggregate principal amount equal to $55.0 million (the “First Incremental Term Loan Facility”).

The proceeds of the First Incremental Term Loan Facility were used (i) to pay in full the amounts due under a Credit Agreement (the “Revolving Loan Agreement”), by and among the Company and certain of its U.S. subsidiaries, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and U.K. security trustee, which Revolving Loan Agreement was then terminated; (ii) to redeem all 26,000 shares of the Company’s Series A Mandatorily Redeemable Preferred Stock that were outstanding (as described below); (iii) to pay fees, costs and expenses associated with the First Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes.

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

Recent Developments

On June 8, 2015, we completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of $80.0 million. Inmet and Weinschel have each been in business for more than 50 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to our RF, microwave, and microelectronics product portfolio, extend our subsystems offering, and further our reach in key end markets, including defense, space, commercial aviation, and wireless. The performance of Inmet and Weinschel will be reported through the SSC segment.

In connection with the acquisitions of Inmet and Weinschel, on June 8, 2015 we entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”).

Amendment No. 3 permits the acquisitions of Inmet and Weinschel and amends the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $85.0 million (the “Second Incremental Term Loan Facility”). The proceeds of the Second Incremental Term Loan Facility were used to fund the purchase price for the acquisition of Inmet and Weinschel and related fees and expenses, with the remainder available for general corporate purposes. The Company paid customary arrangement and commitment fees, as well as an amendment fee, in connection with the Second Incremental Term Loan Facility.

Operating Revenues

We derive operating revenues from our three principal business segments: Systems, Subsystems & Components (SSC); Electronic Manufacturing Services (EMS); and Secure Systems & Information Assurance (SSIA). We sell our products to customers throughout the world, with a concentration in North America, western Europe, and the Asia-Pacific region.

Systems, Subsystems & Components (SSC) Revenue includes high-performance RF/microwave, microelectronics, millimeterwave, electromagnetic, power, and microelectronics solutions used in high-reliability defense, space, industrial and commercial applications, including missile systems, radar systems, electronic warfare systems (e.g. counter-IED RF jamming devices), unmanned air, ground systems, satellites, as well as industrial, medical, energy and telecommunications products. The main demand today for our SSC products come from U.S. friendly governments, including militaries, defense organizations, commercial aerospace, space, homeland security, prime defense contractors and manufacturers of industrial products.

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

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation control products, ruggedized computers and peripherals, secure mobile devices, secure access and information assurance products. The principal markets for these products are the government defense and security communities of the United States, Canada and the United Kingdom and other U.S. friendly governments. Sales are both direct and via leading prime defense contractors and telecommunications service providers.

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

Operating Expenses

Operating expenses consist of selling, general, administrative expenses, R&D, business acquisition and related charges and other income or expenses.

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

Research and Development Expenses

R&D expenses, which are reported as the cost of our development efforts, primarily consisting of salaries and benefits for certain engineers. R&D costs are expensed as incurred.

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

Backlog

Our sales backlog at May 31, 2015 was approximately $129.4 million compared to approximately $120.7 million at November 30, 2014. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $92.7 million of our backlog orders will be filled by May 31, 2016. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	May 31, 2015	November 30, 2014	% Change
Backlog by segments:
SSC	$100,357	$98,111	2.3%
EMS	25,216	19,077	32.2%
SSIA	3,815	3,481	9.6%

	$129,389	$120,669	7.2%

The increase at May 31, 2015 compared to November 30, 2014 was related to growth in all of our segments as a result of higher SSC, EMS and SSIA bookings due to program timing in the quarter ended May 31, 2015, partially offset by a reduction in the UK foreign exchange rate that affected the SSC and SSIA segments by $1.0 million and $0.1 million, respectively.

Results of Operations for the Three Months Ended May 31, 2015 and 2014

The following discussion of results of operations is a comparison of our three months ended May 31, 2015 and 2014.

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

	(dollar amounts in thousands) Three months ended May 31,
	2015	2014	% Change
Revenues by segments:
SSC	$37,217	$39,272	(5.2)%
EMS	9,779	8,835	10.7%
SSIA	5,285	5,062	4.4%

	$52,281	$53,169	(1.7)%

We recorded a 1.7% decrease in overall revenues for the three months ended May 31, 2015 over the same period in 2014. The decrease was due to lower revenues in our SSC segment, compared to the three months ended May 31, 2014. During the three months ended May 31, 2015, the decrease in our SSC segment revenues was primarily due to lower demand for our power and microelectronic products and approximately $0.7 million was due to the devaluation of the Pound Sterling to the US dollar during the quarter ended May 31, 2015, compared to the same period in the prior year. Revenues for the EMS segment were positively impacted by increased demand in the quarter from one of our largest EMS customers. The increase in the SSIA segment revenue was primarily due to higher revenues in the UK, partially offset by approximately $0.4 million due to the devaluation of the Pound Sterling to the US dollar and lower revenues in Canada, which was in part (approximately $0.1 million) due to the devaluation of the Canadian dollar compared to the US dollar during the quarter ended May 31, 2015, compared to the same period in the prior year.

	(dollar amounts in thousands) Three months ended May 31,
	2015	2014	% Change
Segment adjusted EBITDA:
SSC	$3,497	$4,534	(22.9)%
EMS	(242)	(791)	69.4%
SSIA	597	540	10.6%

The SSC segment adjusted EBITDA for the three months ended May 31, 2015 was lower than the comparable period in 2014, with approximately $0.7 million due from the impact of lower revenues and approximately $0.1 million due to the devaluation of the Pound Sterling to the US dollar in the quarter. During the three months ended May 31, 2015, the increase in our EMS adjusted EBITDA was due to higher revenues and improved margins on certain programs. The SSIA segments increased adjusted EBITDA was primarily due to higher revenues.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended May 31,
	2015	2014
Gross margin by segments:
SSC	25.5%	24.9%
EMS	1.8%	(5.1)%
SSIA	24.4%	21.6%
Overall	21.0%	19.6%

Our combined gross margin for the three months ended May 31, 2015 increased by approximately 1.4 percentage points compared to the three months ended May 31, 2014. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended May 31, 2015 from 80.4% to 79.0% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended May 31, 2015 decreased by 0.6 percentage points compared to the same period in 2014, primarily due to lower labor and manufacturing overhead costs in the quarter ended May 31, 2015 compared to the same period last year. The EMS segment cost of revenues percentage for the three months ended May 31, 2015 decreased by 6.9 percentage points compared to the same period in 2014, primarily due to the impact of higher revenues and therefore higher coverage of our fixed costs. The SSIA segment realized a decrease in cost of revenues of 2.8 percentage points primarily due to improved margins in the U.K. market, partially offset by the impact of lower revenues in the North American market. Combined restructuring costs recorded in the three months ended May 31, 2015 were approximately $0.1 million compared to approximately $0.3 million in the comparable period of 2014.

General and Administrative Expenses

General and administrative expenses decreased to approximately $5.6 million for the three months ended May 31, 2015 from $5.8 million for the three months ended May 31, 2014. The decrease is primarily a result of lower depreciation and amortization as certain intangible assets became fully amortized, partially offset by an increase in stock based compensation. As a percentage of sales, general and administrative expenses were 10.7% for the three months ended May 31, 2015, compared to 11.0% for the three months ended May 31, 2014.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31,
	2015	% of sales	2014	% of sales
Depreciation and Amortization	$1,797	3.4%	$2,431	4.6%
Accounting and Administration	$1,868	3.6%	$1,824	3.4%
Stock based compensation	$200	0.4%	$(21)	(0.0)%
Professional Services	$428	0.8%	$445	0.8%

Selling Expenses

Selling expenses were substantially the same, approximately $3.4 million for the three months ended May 31, 2015 compared to approximately $3.5 million for the three months ended May 31, 2014. As a percentage of sales, selling expenses were 6.5% for the three months ended May 31, 2015, compared to 6.7% for the three months ended May 31, 2014.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended May 31,
	2015	% of sales	2014	% of sales
Payroll Expense – Sales	$1,942	3.7%	$2,078	3.9%
Commissions	$910	1.7%	$896	1.7%
Advertising	$264	0.5%	$250	0.5%

Research and Development Expenses

R&D costs were substantially the same, at approximately $2.2 million for the three months ended May 31, 2015 and 2014. As a percentage of sales, R&D expenses were 4.2% for the three months ended May 31, 2015, compared to 4.1% for the three months ended May 31, 2014.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the three months ended May 31, 2015, business acquisition charges of approximately $0.3 million of costs primarily related to the evaluation of strategic alternatives compared to approximately $0.1 million for the three months ended May 31, 2014.

Operating Loss

We posted an operating loss for the three months ended May 31, 2015 of approximately $1.3 million compared to an operating loss of approximately $1.9 million for the three months ended May 31, 2014. The decrease in operating loss of approximately $0.6 million is primarily attributed to lower labor and manufacturing overhead costs.

Other Expense (Income)

Total other expense for the three months ended May 31, 2015 amounted to approximately $2.7 million, compared to other expense of $12.9 million for the three months ended May 31, 2014.

The decrease in other expense in the three month period ended May 31, 2015, compared to the comparable period in 2014 is largely attributable to the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014.

Income Taxes

Income taxes amounted to a net expense of approximately $0.3 million for the three months ended May 31, 2015 compared to a net expense of $0.2 million in the three months ended May 31, 2014. The expense during the three months ended May 31, 2015, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year expense related to the tax amortization of indefinite lived intangibles and foreign and state taxes incurred during the period.

Net Loss

We recorded a net loss for the three months ended May 31, 2015 of approximately $4.3 million, compared to the net loss of approximately $15.0 million for the three months ended May 31, 2014. The net loss in the three month period ended May 31, 2015 decreased by approximately $10.7 million from the comparable period in 2014 primarily due to the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014 and from lower labor and manufacturing overhead costs.

Results of Operations for the Six Months Ended May 31, 2015 and 2014

The following discussion of results of operations is a comparison of our six months ended May 31, 2015 and 2014.

Segment Operating Revenue and Adjusted EBITDA

	(dollar amounts in thousands) Six months ended May 31,
	2015	2014	% Change
Revenues by segments:
SSC	$75,603	$78,932	(4.2)%
EMS	17,985	22,693	(20.7)%
SSIA	9,543	10,461	(8.8)%

	$103,131	$112,086	(8.0)%

We recorded an 8.0% decrease in overall revenues for the six months ended May 31, 2015 over the same period in 2014. During the six months ended May 31, 2015, the decrease in our SSC segment revenues was primarily due to lower demand for our power and microelectronic products, with approximately $1.2 million due to the devaluation of the Pound Sterling to the US dollar during the six months ended May 31, 2015, compared to the same period in the prior year. Revenues for the EMS segment were lower primarily due to the timing of a certain program, of which approximately $3.0 million was planned to ship by May 31, 2015 but was delayed to June 2015. The decrease in the SSIA segment revenue was primarily due to approximately $0.6 million from the devaluation of the Pound Sterling to the US dollar and lower revenues in North America, which was in part (approximately $0.2 million) due to the devaluation of the Canadian dollar compared to the US dollar during the six months ended May 31, 2015, compared to the same period in the prior year.

	(dollar amounts in thousands) Six months ended May 31,
	2015	2014	% Change
Segment adjusted EBITDA:
SSC	$8,739	$8,945	(2.3)%
EMS	(192)	224	(185.7)%
SSIA	1,352	1,608	(15.9)%

The SSC segment adjusted EBITDA for the six months ended May 31, 2015 was lower than the comparable period in 2014 due to the impact of lower revenues, partially offset by reductions in labor and manufacturing overhead costs. During the six months ended May 31, 2015, the decrease in EMS segment adjusted EBITDA resulted from the impact of lower revenues, partially offset by improved margins and lower manufacturing overhead costs and other operating expenses. The SSIA segments adjusted EBITDA was primarily due to the impact of lower revenues.

Operating Expenses

Cost of Revenue and Gross Margin

	Six months ended May 31,
	2015	2014
Gross margin by segments:
SSC	27.3%	24.8%
EMS	3.9%	6.0%
SSIA	26.7%	27.1%
Overall	23.2%	21.2%

Our combined gross margin for the six months ended May 31, 2015 increased by approximately 2.0 percentage points compared to the six months ended May 31, 2014. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the six months ended May 31, 2015 from 78.8% to 76.8% compared to the same period last year. The SSC segment cost of revenues percentage for the six months ended May 31, 2015 decreased by 2.5 percentage points compared to the same period in 2014, primarily due to lower labor and manufacturing overhead costs in the six months ended May 31, 2015 compared to the same period last year. The EMS segment cost of revenues percentage for the six months ended May 31, 2015 increased by 2.1 percentage points compared to the same period in 2014, reflecting the impact of lower revenues and therefore lower coverage of our fixed costs. The SSIA segment realized an increase in cost of revenues of 0.4 percentage points primarily due to the impact of lower revenues in our North America operations and therefore lower coverage of our fixed costs. Combined restructuring costs recorded in the six months ended May 31, 2015 were approximately $0.1 million compared to approximately $0.6 million in the comparable period of 2014.

General and Administrative Expenses

General and administrative expenses decreased to approximately $10.9 million for the six months ended May 31, 2015 from $11.5 million for the six months ended May 31, 2014. The decrease is primarily a result of lower depreciation and amortization as certain intangible assets became fully amortized, partially offset by an increase in stock based compensation. As a percentage of sales, general and administrative expenses were 10.5% for the six months ended May 31, 2015, compared to 10.3% for the six months ended May 31, 2014.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31,
	2015	% of sales	2014	% of sales
Depreciation and Amortization	$3,823	3.7%	$4,947	4.4%
Accounting and Administration	$3,856	3.7%	$3,661	3.3%
Stock based compensation	$280	0.3%	$(69)	(0.1)%
Professional Services	$831	0.8%	$874	0.8%

Selling Expenses

Selling expenses decreased to approximately $7.0 million for the six months ended May 31, 2015 compared to approximately $7.3 million for the six months ended May 31, 2014. As a percentage of sales, selling expenses were 6.8% for the six months ended May 31, 2015, compared to 6.5% for the six months ended May 31, 2014.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Six months ended May 31,
	2015	% of sales	2014	% of sales
Payroll Expense – Sales	$3,942	3.8%	$4,207	3.8%
Commissions	$2,011	2.0%	$1,987	1.8%
Advertising	$564	0.5%	$540	0.5%

Research and Development Expenses

R&D costs were substantially the same, at approximately $4.2 million for the six months ended May 31, and 2014. As a percentage of sales, R&D expenses were 4.1% for the six months ended May 31, 2015, compared to 3.8% for the six months ended May 31, 2014.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, business valuation consultants and accelerated stock option expenses related to business combinations. For the six months ended May 31, 2015, business acquisition charges of approximately $0.4 million of costs primarily related to the evaluation of strategic alternatives compared to approximately $0.2 million for the six months ended May 31, 2014.

Operating Loss

We posted an operating loss for the six months ended May 31, 2015 of approximately $0.2 million compared to an operating loss of approximately $0.4 million for the six months ended May 31, 2014. The decrease in operating loss of approximately $0.2 million is primarily attributed to lower labor and manufacturing overhead costs, and partially offset by higher acquisition costs and restructuring costs, primarily associated with costs related to our change in CEO.

Other Expense (Income)

Total other expense for the six months ended May 31, 2015 was approximately $5.7 million, compared to other expense of $16.1 million for the six months ended May 31, 2014.

The decrease in other expense in the six month period ended May 31, 2015, compared to the comparable period in 2014 is largely attributable to the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014, partially offset by higher interest expense in the six months ended May 31, 2015.

Income Taxes

Income taxes amounted to a net expense of approximately $0.5 million for the six months ended May 31, 2015 compared to a net expense of $0.7 million in the six months ended May 31, 2014. The expense during the six months ended May 31, 2015, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year expense related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Net Loss

We recorded a net loss for the six months ended May 31, 2015 of approximately $6.5 million, compared to the net loss of approximately $17.1 million for the six months ended May 31, 2014. The net loss in the six month period ended May 31, 2015 is consistent with the comparable period in 2014 despite the impact of lower revenues, higher restructuring costs and higher interest expenses, which were partially offset by reductions in labor and manufacturing overhead costs, and the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At May 31, 2015, we held cash and cash equivalents of approximately $5.4 million compared to $8.3 million at November 30, 2014. We believe that our available cash and cash equivalents and future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and R&D expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

As of May 31, 2015, we had borrowed $116.8 million under the Term Loan Agreement.

Term Loan Agreement

On March 21, 2014, we entered into Amendment No. 2, which, among other things, amends the Term Loan Agreement to provide for the First Incremental Term Loan Facility.

On June 8, 2015, we entered into Amendment No. 3, which provides, among other things, for the Second Incremental Term Loan Facility. The Second Incremental Term Loan Facility will share ratably in the remaining quarterly amortization payments made on the outstanding principal amount of the outstanding term loans and will mature on February 6, 2018, the same date as the other outstanding term loans.

In addition, Amendment No. 3 increases the margins applicable to all outstanding term loans beginning six months after the Amendment No. 3 closing date. As a result, the outstanding term loans, including the term loans incurred pursuant to the Second Incremental Term Loan Facility (collectively, the “Term Loans”), bear interest, at our option, at the base rate plus 6.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 7.50% during the first six months after Amendment No. 3’s closing date, and a base rate plus 7.50% or the adjusted LIBOR rate plus 8.50% thereafter. The base rate continues to mean the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%. The adjusted LIBOR rate remains subject to a floor of 1.25%.

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

As of June 8, 2015, there was $201.8 million in aggregate principal amount of term loans outstanding under the Term Loan Agreement (which amount is inclusive of $85.0 million funded by the Second Incremental Term Loan Facility).

Under certain circumstances, we are required to prepay the Term Loans upon the receipt of cash proceeds from certain asset sales, cash proceeds of certain extraordinary receipts and cash proceeds of certain debt or equity financings, and based on a calculation of annual excess cash flow. Mandatory prepayments resulting from assets sales or certain debt financings may require the payment of certain prepayment premiums. Amendment No. 3 increases the prepayment premiums that we are required to pay upon voluntary prepayments or certain mandatory prepayments of any of the outstanding term loans and requires additional prepayment premiums for any prepayment of the Second Incremental Term Loan Facility made on or prior to December 8, 2015, as calculated in accordance with the Term Loan Agreement.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. Amendment No. 3 reduces the minimum interest coverage ratio and increases the maximum leverage ratio for certain compliance periods. For the first fiscal quarter during the fiscal year ending November 30, 2015, the interest coverage ratio must be not less than the ratio of 2.20:1.00 and for each of the remaining three fiscal quarters ending November 30, 2015, it must not be less than the ratio of 1.90:1.00. The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the remaining fiscal quarters during the fiscal year ending November 30, 2015, the leverage ratio must be not greater than 5.25:1.00, except for the second fiscal quarter during the fiscal year ending November 30, 2015 for which the leverage ratio must be not greater than 5.50:1.00. Amendment No. 3 also permits certain adjustments to the Company’s consolidated EBITDA, which is used in calculating the financial covenants, to reflect cost savings in connection with the acquisition of Inmet and Weinschel.

As at May 31, 2015, we were in compliance with our financial covenants under the Term Loan Agreement.

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

Six Months Ended May 31, 2015 Compared to May 31, 2014

Cash provided by operating activities of approximately $3.2 million for the six months ended May 31, 2015 (“Q2 YTD FY2015”) was higher than cash provided by operating activities of approximately $2.5 million for the six months ended May 31, 2014 (“Q2 YTD FY2014”). The increase in cash provided by operating activities resulted primarily from changes in operating assets and liabilities in Q2 YTD FY2015 compared to Q2 YTD FY2014.

Cash used in investing activities for the six months ended May 31, 2015 was approximately $1.0 million, which consisted primarily of the acquisition of fixed and intangible assets. Cash provided by investing activities for the six months ended May 31, 2014 was approximately $17.0 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, $1.5 million related to the release of restricted cash from the sale of Sensors and a $1.4 million tax refund related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $1.0 million.

Cash used by financing activities for the six months ended May 31, 2015 totaled approximately $5.0 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement. During the six months ended May 31, 2014 cash used by financing totaled approximately $15.1 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement, the repayment and termination of the Revolving Loan Agreement and the $27.6 million redemption of preferred shares, partially offset by net proceeds associated with the Revolving Loan Agreement.

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

Off-Balance Sheet Arrangements

During the year ended November 30, 2014 and the three months ended May 31, 2015, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates under our credit facility. We may utilize interest rate hedging products in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of May 31, 2015, the Company has borrowed $116.8 million under its Term Loan Agreement. The loan amounts under the Term Loan Agreement bear interest, as of May 31, 2015, at adjusted LIBOR plus 7.50%, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. Based on LIBOR at May 31, 2015, an increase of 100 basis points in the interest rate would result in a 0.1% increase in our overall annual interest expense, due to the 1.50% floor. A 100 basis point increase in the interest rate above the 1.5% floor would result in a $1.2 million increase in our annual interest expense on the term loan borrowings, assuming the entire $116.8 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2015.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

2.1	Stock Purchase Agreement, dated as of April 23, 2015 between API Technologies Corp. and Aeroflex Microelectronics Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 28, 2015).*

10.1	Employment letter agreement with Robert Tavares (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2015).

10.2	Commitment Letter, dated as of April 23, 2015 among API Technologies Corp., Guggenheim Corporate Funding, LLC and the other commitment parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 28, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request made by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: July 8, 2015	By:	/S/ CLAUDIO MANNARINO
Claudio Mannarino
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)