Form 10-Q
period 2015-08-31
API Technologies Corp.
filed 2015-10-08
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

55,427,050 shares of common stock with a par value of $0.001 per share at October 2, 2015.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended August 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	August 31, 2015	November 30, 2014
Assets
Current
Cash and cash equivalents	$6,554	$8,258
Accounts receivable, less allowance for doubtful accounts of $729 and $716 at August 31, 2015 and November 30, 2014, respectively	41,777	38,657
Inventories, net (note 5)	71,442	54,718
Deferred income taxes	370	561
Prepaid expenses and other current assets	1,717	1,592

Total current assets	121,860	103,786
Fixed assets, net	32,412	30,574
Goodwill	150,280	116,770
Intangible assets, net	51,032	29,848
Other non-current assets	1,969	1,862

Total assets	$357,553	$282,840

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$42,339	$27,907
Deferred revenue	1,855	2,279
Current portion of long-term debt (note 9)	20,504	10,097

Total current liabilities	64,698	40,283
Deferred income taxes	5,160	4,575
Other long-term liabilities	1,562	1,216
Long-term debt, net of current portion and discount of $2,803 and $0 at August 31, 2015 and November 30, 2014, respectively (note 9)	180,856	118,214
Deferred gain (note 9c)	7,341	7,788

Total liabilities	259,617	172,076

Commitments and contingencies (note 14)
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,426,986 and 55,397,320 shares issued and outstanding at August 31, 2015 and November 30, 2014, respectively)	55	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at August 31, 2015 and November 30, 2014, respectively)	—	—
Additional paid-in capital	328,380	327,846
Common stock subscribed but not issued	2,373	2,373
Accumulated deficit	(232,871)	(220,105)
Accumulated other comprehensive income	(1)	595

Total Shareholders’ Equity	97,936	110,764

Total Liabilities and Shareholders’ Equity	$357,553	$282,840

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014	For the Nine Months Ended August 31, 2015	For the Nine Months Ended August 31, 2014
Revenue, net	$67,993	$56,924	$171,124	$169,011
Cost of revenues
Cost of revenues	49,928	41,751	129,039	129,502
Restructuring charges	38	364	147	945

Total cost of revenues	49,966	42,115	129,186	130,447

Gross profit	18,027	14,809	41,938	38,564

Operating expenses
General and administrative	8,612	6,030	19,466	17,568
Selling expenses	4,292	3,743	11,330	11,037
Research and development	2,750	1,980	6,931	6,214
Business acquisition and related charges	405	190	795	375
Restructuring charges	152	133	1,822	1,000

Total operating expenses	16,211	12,076	40,344	36,194

Operating income	1,816	2,733	1,594	2,370
Other expense (income), net
Interest expense, net	4,880	3,289	11,099	8,586
Amortization of note discounts and deferred financing costs	355	24	401	10,916
Other expenses (income), net	2,238	24	1,695	(88)

Total other expenses (income), net	7,473	3,337	13,195	19,414

Loss before income taxes	(5,657)	(604)	(11,601)	(17,044)
Expense for income taxes	639	30	1,165	698

Net loss	$(6,296)	$(634)	$(12,766)	$(17,742)
Accretion on preferred stock	—	—	—	(393)

Net loss attributable to common shareholders	$(6,296)	$(634)	$(12,766)	$(18,135)

Net loss per share—Basic and diluted	$(0.11)	$(0.01)	$(0.23)	$(0.33)

Weighted average shares outstanding
Basic	55,489,938	55,461,217	55,474,617	55,444,759
Diluted	55,489,938	55,461,217	55,474,617	55,444,759
Comprehensive loss
Unrealized foreign currency translation adjustment	(112)	(128)	(596)	294

Other comprehensive loss	(112)	(128)	(596)	294

Comprehensive loss	(6,408)	(762)	(13,362)	(17,448)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Common stock- number of shares	Common stock amount	Additional paid- in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2014	55,397,320	$55	$327,846	$2,373	$(220,105)	$595	$110,764
Stock issued as compensation	43,334	—	—	—	—	—	—
Stock withheld for taxes	(13,668)	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	561	—	—	—	561
Net loss for the period	—	—	—	—	(12,766)	—	(12,766)
Other comprehensive loss	—	—	—	—	—	(596)	(596)

Balance at August 31, 2015	55,426,986	$55	$328,380	$2,373	$(232,871)	$(1)	$97,936

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Nine Months Ended August 31,
	2015	2014
Cash flows from operating activities
Net loss	$(12,766)	$(17,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,966	12,269
Amortization of note discounts and deferred financing costs	401	705
Amortization of note discounts and deferred financing costs due to debt extinguishment	—	10,212
Stock based compensation	561	(99)
Gain on sale of fixed assets	(383)	(156)
Deferred income taxes	744	151
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	1,058	(2,839)
Inventories	(4,456)	3,544
Prepaid expenses and other current assets	153	1,220
Accounts payable and accrued expenses	10,311	(4,491)
Deferred revenue	(406)	(795)

Net cash provided by operating activities	7,183	1,979
Cash flows from investing activities
Purchase of fixed assets	(997)	(1,598)
Purchase of intangible assets	(509)	(191)
Net proceeds from disposal of fixed assets (note 9c)	96	15,108
Restricted cash	—	1,500
Business acquisitions (note 4 and 12)	(80,000)	1,288

Net cash provided (used) by investing activities	(81,410)	16,107
Cash flows from financing activities
Redemption of preferred shares (note 10)	—	(27,600)
Repayments of long-term debt (note 9)	(9,184)	(54,017)
Net proceeds from long-term debt (note 9)	81,864	64,770

Net cash provided (used) by financing activities	72,680	(16,847)
Effect of exchange rate on cash and cash equivalents	(157)	131

Net change in cash and cash equivalents	(1,704)	1,370
Cash and cash equivalents, beginning of period	8,258	6,351

Cash and cash equivalents, end of period	$6,554	$7,721

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

On June 8, 2015 API completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of $80,000. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC (see Note 4 and Note 9a).

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2015 and the results of its operations and cash flows for the three and nine month periods ended August 31, 2015. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2014 included in the Company’s Form 10-K filed with the SEC on February 10, 2015.

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

The Company may record debt and equity discounts in connection with raising funds through the issuance of convertible notes or equity instruments. These discounts may arise from (i) the receipt of proceeds less than the face value of convertible notes or equity instruments, (ii) beneficial conversion features and/or (iii) recording derivative liabilities related to embedded features. These costs are amortized over the life of the debt to interest expense utilizing the effective interest method. If a conversion of the underlying debt occurs, a proportionate share of the unamortized discount is immediately expensed.

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

The U.S., Canadian and United Kingdom Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 46%, 1% and 9% of the Company’s revenues for the nine months ended August 31, 2015 (46%, 3% and 11% for the nine months ended August 31, 2014), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 13).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, is shown in the Consolidated Statement of Operations and Comprehensive Income (Loss).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The guidance will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued guidance which affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The new guidance will supersede the existing revenue recognition requirements, and most industry-specific guidance. Following the announcement of a one year deferral in July 2015, for a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

4. ACQUISITIONS

Inmet and Weinschel

On June 8, 2015 API completed the acquisition of Inmet and Weinschel for a total purchase price of $80,000. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC (see Note 9). The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that additional revenue opportunities will be generated through cross selling. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $431 as of August 31, 2015. These expenses have been accounted for as operating expenses. The results of operations of Inmet and Weinschel have been included in the Company’s results of operations beginning on June 8, 2015 in the Systems, Subsystems & Components (SSC) segment.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed as follows:

(in thousands)
Accounts receivable and other current assets	$5,226
Inventory	12,734
Fixed assets	5,365
Customer, marketing and technology related intangible assets	28,179
Goodwill	33,510
Current liabilities	(5,014)

Total purchase consideration	$80,000

The purchase consideration for Inmet and Weinschel exceeded the underlying fair value of the net assets acquired, giving rise to the goodwill. The resulting goodwill will be deductible for tax purposes. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of four to twelve years. The purchase accounting is preliminary subject to the completion of the fair value assessment of the acquired intangible assets, inventory, accounting for income taxes, and certain fixed assets. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected as required.

Revenues and net loss of Inmet and Weinschel for the period from the acquisition of June 8, 2015 to August 31, 2015 were approximately $10,902 and $207, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$750
Buildings and leasehold improvements	2,816
Computer equipment	15
Furniture and fixtures	207
Machinery and equipment	1,577

Total fixed assets acquired	$5,365

The following unaudited pro forma summary presents the combined results of operations as if the Inmet and Weinschel acquisitions described above had occurred at the beginning of the three and nine month periods ended August 31, 2015 and 2014.

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Revenues	$68,500	$67,540	$198,230	$201,664
Net loss	$(6,688)	$(208)	$(12,774)	$(16,403)
Net loss per share – basic and diluted	$(0.12)	$(0.00)	$(0.23)	$(0.30)

5. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	August 31, 2015	November 30, 2014
Raw materials	$36,009	$30,509
Work in progress	20,912	16,130
Finished goods	14,521	8,079

Total	$71,442	$54,718

At August 31, 2015 and November 30, 2014, inventories are presented net of inventory reserves of $10,870 and $8,990, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill were as follows:

(in thousands)
Balance, November 30, 2014	$116,770
Goodwill from Inmet and Weinschel business acquisition (note 4)	33,510

Balance, August 31, 2015	$150,280

Changes in the carrying amount of Intangible assets were as follows:

(in thousands)
Balance, November 30, 2014	$29,848
Intangible assets from Inmet and Weinschel business acquisition (note 4)	28,179
Computer software purchased	509
Less: Amortization	(7,504)

Balance, August 31, 2015	$51,032

7. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its UK subsidiaries for approximately $385 (250 GBP), which renews in July 2016. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of August 31, 2015 and November 30, 2014.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	August 31, 2015	November 30, 2014
Trade accounts payable	$24,237	$16,843
Accrued expenses	12,971	6,497
Wage and vacation accrual	5,131	4,567

Total	$42,339	$27,907

9. LONG-TERM DEBT

The Company had the following long-term debt obligations:

	(in thousands)
	August 31, 2015	November 30, 2014
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$197,746	$121,730
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	1,025	1,151
Capital leases payable (c)	5,392	5,430

	$204,163	$128,311
Less: Current portion of long-term debt	(20,504)	(10,097)
Less: Discount and deferred financing charges on term loans	(2,803)	—

Long-term portion	$180,856	$118,214

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provided for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provided for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

On February 6, 2013, in connection with entering into the Term Loan Agreement and the Revolving Loan Agreement, the Amended and Restated Credit Agreement, dated as of June 27, 2011, by and among the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, lead arranger and sole book-runner, which had an outstanding balance of $183,400, was paid off and terminated, which resulted in the write-off of approximately $10,300 of deferred financing costs and note discounts.

On May 22, 2013, the Company entered into a First Amendment to the Revolving Loan Agreement that amended certain cash management and reporting requirements.

On July 5, 2013 and April 17, 2013, the Company sold its data bus business and its Sensors companies, respectively, and repaid approximately $28,780 and $44,919, respectively, of its term loans from the proceeds of these sales, in accordance with the Term Loan Agreement. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

On December 31, 2013, the Company repaid $14,200 of its term loans from the proceeds of the Sale/Leaseback (see (c) below) of the Company’s facility located in State College, Pennsylvania.

On October 10, 2013, the Company entered into an Amendment No. 1 to the Term Loan Agreement (the “Amendment No. 1”) by and among the Company, as borrower, the lenders party thereto and the Agent. Amendment No. 1, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium, which the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

On March 21, 2014, the Company entered into Amendment No. 2 to the Term Loan Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and the Agent.

Amendment No. 2 amended the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $55,000 (the “Incremental Term Loan Facility”), which Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165,000 term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amended the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

The proceeds of the Incremental Term Loan Facility were used (i) to pay in full and terminate the Company’s Revolving Loan Agreement; (ii) to redeem all 26,000 shares of the Company’s Series A Preferred Stock that were outstanding; (iii) to pay fees, costs and expenses associated with the Incremental Term Loan Facility and related transactions; and (iv) for general corporate purposes. This resulted in the write-off of approximately $10,212 of deferred financing costs and note discounts in the quarter ended May 31, 2014.

On June 8, 2015, the Company entered into Amendment No. 3 to the Term Loan Agreement (the “Amendment No. 3”), by and among the Company, as borrower, the lenders party thereto and the Agent.

Amendment No. 3 amended the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $85,000 (the “Second Incremental Term Loan Facility”), increased the margins applicable to the outstanding term loans to 7.50% in the case of base rate loans and 8.50% in the case of LIBOR loans, beginning December 2015, amended the prepayment premiums that the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans, permitted certain additional adjustments to the Company’s consolidated EBITDA for cost savings in connection with the acquisition Inmet and Weinschel and reduced the minimum interest coverage ratio and increased the maximum leverage ratio for certain compliance periods. The proceeds of the Second Incremental Term Loan Facility were primarily used to fund the purchase price for the Inmet and Weinschel acquisition.

Term Loan Agreement

The term loans incurred pursuant to the Term Loan Agreement, as amended through Amendment No. 2, bore interest, at the Company’s option, at the base rate plus 6.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 7.50% for the first year and at the base rate plus 7.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 10.75% thereafter, with a LIBOR floor of 1.50%. Amendment No. 3 increased the margins applicable to the outstanding term loans to 7.50% in the case of base rate loans and 8.50% in the case of LIBOR loans, beginning December 2015. For purposes of the Term Loan Agreement, the “base rate” means the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%.

Interest is due and payable in arrears monthly for term loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of term loans with interest periods greater than three months) in the case of term loans bearing interest at the adjusted LIBOR rate. Principal payments of the term loans are paid at the end of each of the Company’s fiscal quarters, with the balance of any outstanding term loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.25% for the fiscal quarters through the end of the Company’s 2014 fiscal year, at 1.875% for the fiscal quarters through the end of the Company’s 2015 fiscal year and at 2.50% for each of the fiscal quarters thereafter.

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

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at August 31, 2015. The mortgage is secured by the subsidiary’s assets.
c)	On December 31, 2013, the Company completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

10. SHAREHOLDERS’ EQUITY

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, an additional 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the originally deferred 550,000 shares. Three API subsidiaries have claimed a right of set off against the shares under the asset purchase agreement with respect to claimed amounts due to the Company under the indemnification provisions of the asset purchase agreement. The unissued shares have been accounted for as common shares subscribed but not issued (see Note 13). In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expired on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of August 31, 2015, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of August 31, 2015. Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 567,500 options and 242,000 RSUs during the nine months ended August 31, 2015 and 245,000 options and 15,000 RSUs during the nine months ended August 31, 2014 (Note 11). The Company values its option grants using the Black-Scholes option-pricing model.

11. STOCK-BASED COMPENSATION

Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,976,740 shares are available for issuance pursuant to options, RSUs, or stock as of August 31, 2015. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of August 31, 2015 there was $596 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2014 to 2017.

During the nine months ended August 31, 2015 and 2014, $561 and ($99), respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions detailed below:

	August 31, 2015	August 31, 2014
Expected volatility	73.2%	70.2%
Expected dividends	0%	0%
Expected term	9.3 years	6 years
Risk-free rate	1.47%	1.58%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding— November 30, 2013	1,848,485	$4.98
Less forfeited	(765,175)	$4.90
Exercised	—	$—
Issued	245,000	$2.23

Stock Options outstanding—November 30, 2014	1,328,310	$4.52
Less forfeited	(33,183)	$4.60
Exercised	—	$—
Issued	567,500	$1.89

Stock Options outstanding— August 31, 2015	1,862,627	$3.72

Stock Options exercisable— August 31, 2015	1,126,378	$5.01

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding— November 30, 2013	81,667	$3.72
RSUs Issued	15,000	$2.37
Vested—Stock issued	(48,333)	$3.72

RSUs outstanding—November 30, 2014	48,334	$3.30
RSUs Issued	242,000	$1.90
Vested—Stock issued	(43,334)	$3.72

RSUs outstanding— August 31, 2015	247,000	$1.90

RSUs vested— August 31, 2015	5,000	$2.37

	RSUs and Options Outstanding				RSUs Vested and Options Exercisable
Range of Exercise Price	Number Outstanding at August 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Vested or Exercisable at August 31, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $ 3.55	1,444,500	$2.06	7.04	$913	471,667	$3.28	$—
$3.56 – $ 4.99	27,084	$3.56	5.15	$—	21,668	$3.56	$—
$5.00 – $ 6.99	632,209	$5.96	5.09	$—	632,209	$5.96	$—
$7.00 – $ 20.00	5,834	$14.07	1.74	$—	5,834	$14.07	$—

	2,109,627		6.42	$913	1,131,378		$—

The price of the RSUs for purposes of the Weighted Average Exercise Price is zero. The intrinsic value is calculated as the excess of the market value as of August 31, 2015 over the exercise price of the options and over an amount of zero with respect to the RSUs. The market value as of August 31, 2015 was $2.33 as reported by the NASDAQ Stock Market.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Nine months ended
	August 31, 2015	August 31, 2014
Supplemental Cash Flow Information
Cash paid for income taxes	$1,210	$683
Cash paid for interest	$9,272	$6,253
Capital lease obligation	$—	$5,225
Deferred gain on Sale/Leaseback (note 9c)	$7,937	$8,532

In February 2014, the Company received $1,414 related to a tax refund from the acquisition of one of its subsidiaries, SenDEC Corporation.

13. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended August 31		Nine months ended August 31
	2015	2014	2015	2014
Weighted average shares-basic	55,489,938	55,461,217	55,474,617	55,444,759
Effect of dilutive securities	*	*	*	*

Weighted average shares—diluted	55,489,938	55,461,217	55,474,617	55,444,759

Basic EPS and diluted EPS for the three and nine months ended August 31, 2015 and 2014 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 2,109,627 incremental shares at August 31, 2015 (1,535,169 at August 31, 2014), and 892,862 warrants at August 31, 2014, have been excluded from the August 31, 2015 and 2014 computations of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

14. COMMITMENTS AND CONTINGENCIES

On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and three API subsidiaries (the “API Pennsylvania Subsidiaries”) in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Asset Purchase Agreement by failing to issue certain shares of stock to Plaintiffs and by failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. Of the 550,000 shares that have not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares have been accounted for as common shares subscribed but not issued with a value of $2,373. Trial for this matter took place in August 2015. Settlement discussions commenced in August 2015 and continued following trial.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has $2,500 recorded accrual relating to its outstanding legal matters as of August 31, 2015 (November 30, 2014—$0). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

15. INCOME TAXES

For the three month periods ended August 31, 2015 and 2014, the Company’s effective income tax rates were (11.3)% and (5.0)%, respectively, and for the nine month period ending August 31, 2015 and 2014 were (10.0) % and (4.1) % compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of August 31, 2015 and August 31, 2014 is primarily due to the existence of valuation allowances for deferred tax assets including net operating losses and income from foreign subsidiaries taxed at rates lower than the U.S. statutory rate. For the three months ended August 31, 2015, the Company recorded valuation allowances on deferred tax assets relating to current year losses and for the accrual of non-cash tax expense due to additional valuation allowances in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.

As of August 31, 2015, the Company had no significant unrecognized tax benefits.

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

The Company recorded $757 of cumulative salary and related charges for the Ottawa restructuring in fiscal 2014.

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

The following tables summarize the charges related to EMS restructuring activities by type of cost:

EMS Restructuring (in thousands)
Salary and related charges	$591
Inventory write-down	7,401
Fixed asset impairment	865
Lease impairment	3,672

Accumulated restructuring charges at November 30, 2012	12,529
Cash payments	(591)
Non-cash charges	(10,222)

Balance – Lease impairment accrual, August 31, 2015	$1,716

During the nine months ended August 31, 2015, the Company has reflected within the consolidated statement of operations restructuring charges of $1,969, which includes $767 related to specific restructuring events and $1,202 related to the change in the Company’s Chief Executive Officer.

17. SEGMENT INFORMATION

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

Three months ended August 31, 2015 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$47,609	$5,004	$15,380	$—	$—	$67,993

Adjusted EBITDA:	6,913	1,320	1,687	—	—	9,920
Acquisition related charges						405
Restructuring						190
Depreciation and amortization						5,494
Interest expense, net						4,880
Amortization of note discounts and deferred financing costs						355
Other adjustments *						4,253

Loss before income taxes						$(5,657)

Segment assets—as at August 31, 2015	$317,120	$10,543	$26,477	$3,413	$—	$357,553
Goodwill included in assets—as at August 31, 2015	$147,811	$—	$2,469	$—	$—	$150,280
Purchase of fixed assets, to August 31, 2015	$357	$6	$8	$—	$—	$371

Three months ended August 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$41,877	$6,230	$8,817	$—	$—	$56,924

Adjusted EBITDA:	7,133	1,014	(388)	—	—	7,759
Acquisition related charges						190
Restructuring						497
Depreciation and amortization						4,029
Interest expense, net						3,289
Amortization of note discounts and deferred financing costs						24
Other adjustments *						334

Loss before income taxes						$(604)

Segment assets—as at November 30, 2014	$241,246	$13,183	$24,235	$4,176	$—	$282,840
Goodwill included in assets—as at Nov. 30, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to August 31, 2014	$593	$83	$76	$—	$—	$752

Nine months ended August 31, 2015 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$123,212	$14,547	$33,365	$—	$—	$171,124

Adjusted EBITDA:	15,660	2,677	1,482	—	—	19,819
Acquisition related charges						795
Restructuring						1,969
Depreciation and amortization						11,966
Interest expense, net						11,099
Amortization of note discounts and deferred financing costs						401
Other adjustments *						5,190

Loss before income taxes						$(11,601)

Purchase of fixed assets, to August 31, 2015	$809	$27	$161	$—	$—	$997

Nine months ended August 31, 2014 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$120,809	$16,692	$31,510	$—	$—	$169,011

Adjusted EBITDA:	16,082	2,624	(171)	—	—	18,535
Acquisition related charges						375
Restructuring						1,945
Depreciation and amortization						12,269
Interest expense, net						8,586
Amortization of note discounts and deferred financing costs						10,916
Other adjustments *						1,488

Loss before income taxes						$(17,044)

Purchase of fixed assets, to August 31, 2014	$1,280	$105	$213	$—	$—	$1,598

*	Other adjustments primarily include non-cash inventory provisions and charges related to Inmet and Weinschel purchase accounting, contingency accruals, stock based compensation expense, franchise taxes, financing related costs, lease payments for the State College, Pennsylvania facility, foreign exchange losses and a change in benefit liability.

18. SUBSEQUENT EVENTS

In October 2015, the Company settled the Kuchera litigation described in Note 14, “Commitments and Contingencies” for a $2,500 note payable to the plaintiffs and the delivery of the remaining 550,000 shares under the Asset Purchase Agreement to the plaintiffs. If the net proceeds resulting from the sale of the 550,000 shares do not, in the aggregate, yield at least $1,000, API will issue additional shares of common stock until the net proceeds of all such shares is $1,000. To the extent net proceeds from the sale of the 550,000 shares exceed $1,000, such excess will be credited against amounts due under the note. The note will bear interest at the rate of 12% until April 1, 2016 and 18% thereafter. Monthly payments of interest only are required until April 1, 2016, and thereafter equal monthly payments of interest and principal will be amortized and payable over a 48 month period. All amounts due under the note will accelerate and become due and payable if the Term Loan Agreement is refinanced. There is no prepayment penalty.

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

On June 8, 2015, we completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of $80.0 million. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to our RF, microwave, and microelectronics product portfolio, extend our subsystems offering, and further our reach in key end markets, including defense, space, commercial aviation, and wireless. The performance of Inmet and Weinschel will be reported through the SSC segment.

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

Backlog

Our sales backlog at August 31, 2015 was approximately $126.9 million compared to approximately $120.7 million at November 30, 2014. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $88.5 million of our backlog orders will be filled by August 31, 2016. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	August 31, 2015	November 30, 2014	% Change
Backlog by segments:
SSC	$106,156	$98,111	8.2%
EMS	16,800	19,077	(11.9)%
SSIA	3,940	3,481	13.2%

	$126,896	$120,669	5.2%

The increase at August 31, 2015 compared to November 30, 2014 was related to growth in our SSC and SSIA segments, partially offset by lower bookings in our EMS segment. The SSC increase was primarily as a result of $10.3 million related to the acquisition of Inmet and Weinschel, partially offset by lower bookings. SSIA had higher bookings due to program timing in the quarter ended August 31, 2015, partially offset by a reduction in the UK foreign exchange rate that affected the SSC and SSIA segments by $0.4 million and $0.1 million, respectively.

Results of Operations for the Three Months Ended August 31, 2015 and 2014

The following discussion of results of operations is a comparison of our three months ended August 31, 2015 and 2014.

Segment Operating Revenue and Adjusted EBITDA

Financial information for each of our segments is set forth in Part I- Item 1, Financial Statements (unaudited), Note 17 “Segment Information” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of revenue and adjusted EBITDA. Segment adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. Our reportable segment measure of adjusted EBITDA is not a recognized measure under GAAP and should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance derived in accordance with GAAP. Our segment adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment adjusted EBITDA in the same manner.

Our segment adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items primarily include stock-based compensation expense, non-cash contingency accruals, non-cash inventory provisions including purchase accounting adjustments, franchise taxes, acquisition related charges, restructuring charges, financing related costs, foreign exchange losses and lease payments related to the Sale/Leaseback.

	(dollar amounts in thousands) Three months ended August 31,
	2015	2014	% Change
Revenues by segments:
SSC	$47,609	$41,877	13.7%
EMS	15,380	8,817	74.4%
SSIA	5,004	6,230	(19.7)%

	$67,993	$56,924	19.4%

We recorded a 19.4% increase in overall revenues for the three months ended August 31, 2015 over the same period in 2014. The increase was due to higher revenues in our SSC and EMS segments, compared to the three months ended August 31, 2014. During the three months ended August 31, 2015, the increase in our SSC segment revenues was primarily due to approximately $10.8 million of revenues from the acquisition of Inmet and Weinschel, partially offset by lower demand for our power and microelectronic products and approximately $0.6 million was due to the devaluation of the Pound Sterling to the US dollar during the quarter ended August 31, 2015, compared to the same period in the prior year. Revenues for the EMS segment increased due to increased demand in the quarter from one of our largest EMS customers. The decrease in the SSIA segment revenue was primarily due to lower revenues in the UK and North America, and partially due to approximately $0.3 million due to the devaluation of the Pound Sterling to the US dollar and approximately $0.2 million due to the devaluation of the Canadian dollar compared to the US dollar during the quarter ended August 31, 2015.

	(dollar amounts in thousands) Three months ended August 31,
	2015	2014	% Change
Segment adjusted EBITDA:
SSC	$6,913	$7,133	(3.1)%
EMS	1,687	(388)	534.8%
SSIA	1,320	1,014	30.2%

The SSC segment adjusted EBITDA for the three months ended August 31, 2015 was lower than the comparable period in 2014, primarily due to higher operating expenses following the acquisition of Inmet and Weinschel, with approximately $0.1 million due to the devaluation of the Pound Sterling to the US dollar in the quarter, partially offset by higher revenues from the acquisition. During the three months ended August 31, 2015, the increase in our EMS adjusted EBITDA was due to higher revenues and improved margins on certain programs. The SSIA segment increased adjusted EBITDA was primarily due to a favorable mix of products with a lower cost of sales than in the comparable quarter of the prior year.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended August 31,
	2015	2014
Gross margin by segments:
SSC	29.3%	30.9%
EMS	14.7%	1.0%
SSIA	36.6%	28.7%
Overall	26.5%	26.0%

Our combined gross margin for the three months ended August 31, 2015 increased by approximately 0.5 percentage points compared to the three months ended August 31, 2014. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the three months ended August 31, 2015 from 74.0% to 73.5% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended August 31, 2015 increased by 1.6 percentage points compared to the same period in 2014, primarily due to higher cost of sales from purchase accounting adjustments in the quarter ended August 31, 2015. The EMS segment cost of revenues percentage for the three months ended August 31, 2015 decreased by 13.7 percentage points compared to the same period in 2014, primarily due to higher revenues and therefore higher coverage of our fixed costs. The SSIA segment realized a decrease in cost of revenues of 7.9 percentage points primarily due to improved margins in the U.K. market, partially offset by lower revenues in the North American market. Combined restructuring costs recorded in the three months ended August 31, 2015 were approximately $0.0 million compared to approximately $0.4 million in the comparable period of 2014.

General and Administrative Expenses

General and administrative expenses increased to approximately $8.6 million for the three months ended August 31, 2015 from $6.0 million for the three months ended August 31, 2014. The increase is primarily a result of the Inmet and Weinschel acquisition, including higher payroll costs and depreciation and amortization of intangible assets from the acquisition, and an increase in stock based compensation. As a percentage of sales, general and administrative expenses were 12.7% for the three months ended August 31, 2015, compared to 10.6% for the three months ended August 31, 2014.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31,
	2015	% of sales	2014	% of sales
Depreciation and Amortization	$3,871	5.7%	$2,441	4.3%
Accounting and Administration	$2,399	3.5%	$1,873	3.3%
Stock based compensation	$281	0.4%	$(31)	(0.1)%
Professional Services	$526	0.8%	$590	1.0%

Selling Expenses

Selling expenses were approximately $4.3 million for the three months ended August 31, 2015, compared to approximately $3.7 million for the three months ended August 31, 2014. The increase is primarily a result of the Inmet and Weinschel acquisition, including additional sales salaries and commissions. As a percentage of sales, selling expenses were 6.3% for the three months ended August 31, 2015, compared to 6.6% for the three months ended August 31, 2014.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended August 31,
	2015	% of sales	2014	% of sales
Payroll Expense – Sales	$2,314	3.4%	$2,021	3.6%
Commissions	$1,478	2.2%	$1,046	1.8%
Advertising	$154	0.2%	$359	0.6%

Research and Development Expenses

R&D costs were approximately $2.8 million for the three months ended August 31, 2015 compared to approximately $2.0 million for the three months ended August 31, 2014. The increase is primarily attributable to the Inmet and Weinschel acquisition. As a percentage of sales, R&D expenses were 4.0% for the three months ended August 31, 2015, compared to 3.5% for the three months ended August 31, 2014.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants. For the three months ended August 31, 2015, business acquisition charges of approximately $0.4 million primarily related to the acquisition of Inmet and Weinschel, compared to approximately $0.2 million for the evaluation of strategic alternatives during the three months ended August 31, 2014.

Operating Income

We recorded operating income for the three months ended August 31, 2015 of approximately $1.8 million compared to operating income of approximately $2.7 million for the three months ended August 31, 2014. The decrease in operating income of approximately $0.9 million is primarily attributed to higher operating expenses, primarily from higher amortization of intangible assets from the acquisition, partially offset by higher gross profit attributable to the acquisition of Inmet and Weinschel.

Other Expense (Income)

Total other expense for the three months ended August 31, 2015 was approximately $7.5 million, compared to other expense of $3.3 million for the three months ended August 31, 2014. The increase in other expense is largely attributable to higher interest expense as a result of the incremental $85.0 million term loan from our refinancing on June 8, 2015 and a $2.5 million litigation contingency accrual.

Income Taxes

Income taxes amounted to a net expense of approximately $0.6 million for the three months ended August 31, 2015 compared to a net expense of $0.0 million in the three months ended August 31, 2014. The expense during the three months ended August 31, 2015, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets.

Net Loss

We recorded a net loss for the three months ended August 31, 2015 of approximately $6.3 million, compared to a net loss of approximately $0.6 million for the three months ended August 31, 2014. The increase of $5.7 million of net loss is primarily due to higher interest expense, as a result of the incremental $85.0 million term loan from our refinancing in June 2015, from higher operating expenses from the acquisition of Inmet and Weinschel (primarily higher amortization of intangible assets) and a $2.5 million contingency accrual, partially offset by higher gross profit attributable to the acquisition of Inmet and Weinschel.

Results of Operations for the Nine Months Ended August 31, 2015 and 2014

The following discussion of results of operations is a comparison of our nine months ended August 31, 2015 and 2014.

Segment Operating Revenue and Adjusted EBITDA

	(dollar amounts in thousands) Nine months ended August 31,
	2015	2014	% Change
Revenues by segments:
SSC	$123,212	$120,809	2.0%
EMS	33,365	31,510	5.9%
SSIA	14,547	16,692	(12.8)%

	$171,124	$169,011	1.3%

We recorded a 1.3% increase in overall revenues for the nine months ended August 31, 2015 over the same period in 2014. During the nine months ended August 31, 2015, the increase in our SSC segment revenues was primarily due to approximately $10.8 million revenue attributable to the acquisition of Inmet and Weinschel. The increase was partially offset by lower demand for our power and microelectronic products, compared to the same period in the prior year, and approximately $1.8 million due to the devaluation of the Pound Sterling to the U.S. dollar during the nine months ended August 31, 2015. Revenues for the EMS segment were higher primarily due to the timing of a certain program. The decrease in the SSIA segment revenue was primarily due to lower revenues in North America, which was in part (approximately $0.4 million) due to the devaluation of the Canadian dollar compared to the U.S. dollar, and approximately $0.9 million from the devaluation of the Pound Sterling to the U.S. dollar, partially offset by higher revenues in the UK during the nine months ended August 31, 2015, compared to the same period in the prior year.

	(dollar amounts in thousands) Nine months ended August 31,
	2015	2014	% Change
Segment adjusted EBITDA:
SSC	$15,660	$16,082	(2.6)%
EMS	1,482	(171)	966.7%
SSIA	2,677	2,624	2.0%

Despite higher revenues, the SSC segment adjusted EBITDA for the nine months ended August 31, 2015 was lower than the comparable period in 2014 due to higher operating expenses following the acquisition of Inmet and Weinschel, and approximately $0.3 million due to the devaluation of the Pound Sterling to the U.S. dollar, partially offset by reductions in labor and manufacturing overhead costs. During the nine months ended August 31, 2015, the increase in EMS segment adjusted EBITDA resulted from higher revenues, improved margins and lower manufacturing overhead costs and other operating expenses. The SSIA segment adjusted EBITDA was comparable to the same period of the prior year, primarily due to a favorable product mix of sales with higher gross margin, partially offset by lower revenues and $0.2 million from the devaluation of the Pound Sterling to the U.S. dollar.

For a discussion of our definition of adjusted EBITDA, how management uses it to evaluate the performance of our reportable segments and the material limitations on its usefulness, refer to “Segment Operating Revenue and Adjusted EBITDA” on page 25.

Operating Expenses

Cost of Revenue and Gross Margin

	Nine months ended August 31,
	2015	2014
Gross margin by segments:
SSC	28.1%	26.9%
EMS	8.9%	4.6%
SSIA	30.1%	27.7%
Overall	24.5%	22.8%

Our combined gross margin for the nine months ended August 31, 2015 increased by approximately 1.7 percentage points compared to the nine months ended August 31, 2014. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales decreased in the nine months ended August 31, 2015 from 77.2% to 75.5% compared to the same period last year. The SSC segment cost of revenues percentage for the nine months ended August 31, 2015 decreased by 1.2 percentage points compared to the same period in 2014, primarily due to a favorable product mix associated with additional sales from the acquisition of Inmet and Weinschel, and lower labor and manufacturing overhead costs, partially offset by higher cost of sales from purchase accounting adjustments in the nine months ended August 31, 2015. The EMS segment cost of revenues percentage for the nine months ended August 31, 2015 increased by 4.3 percentage points compared to the same period in 2014, reflecting higher revenues and therefore higher coverage of our fixed costs. The SSIA segment realized a decrease in cost of revenues of 2.4 percentage points primarily due to a favorable product mix in our UK operations, partially offset by lower revenues in our North American operations and therefore lower coverage of our fixed costs. Combined restructuring costs recorded in the nine months ended August 31, 2015 were approximately $0.1 million compared to approximately $0.9 million in the comparable period of 2014.

General and Administrative Expenses

General and administrative expenses increased to approximately $19.5 million for the nine months ended August 31, 2015 from $17.6 million for the nine months ended August 31, 2014. The increase is primarily a result of higher depreciation and amortization, salaries as a result of the Inmet and Weinschel acquisition, and an increase in stock based compensation. As a percentage of sales, general and administrative expenses were 11.4% for the nine months ended August 31, 2015, compared to 10.4% for the nine months ended August 31, 2014.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31,
	2015	% of sales	2014	% of sales
Depreciation and Amortization	$7,694	4.5%	$7,388	4.4%
Accounting and Administration	$6,256	3.7%	$5,542	3.3%
Stock based compensation	$561	0.3%	$(99)	(0.1)%
Professional Services	$1,356	0.8%	$1,464	0.9%

Selling Expenses

Selling expenses increased to approximately $11.3 million for the nine months ended August 31, 2015 compared to approximately $11.0 million for the nine months ended August 31, 2014. The increase is primarily a result of additional commissions and salaries as a result of the Inmet and Weinschel acquisition, partially offset by reductions in other selling costs, including advertising. As a percentage of sales, selling expenses were 6.6% for the nine months ended August 31, 2015, compared to 6.5% for the nine months ended August 31, 2014.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Nine months ended August 31,
	2015	% of sales	2014	% of sales
Payroll Expense – Sales	$6,256	3.7%	$6,231	3.7%
Commissions	$3,489	2.0%	$3,033	1.8%
Advertising	$718	0.4%	$899	0.5%

Research and Development Expenses

R&D costs were approximately $6.9 million for the nine months ended August 31, 2015 compared to $6.2 million at August 31, 2014. The increase in R&D costs is primarily due to the acquisition of Inmet and Weinschel. As a percentage of sales, R&D expenses were 4.1% for the nine months ended August 31, 2015, compared to 3.7% for the nine months ended August 31, 2014.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence and business valuation consultants and accelerated stock option expenses related to business combinations. For the nine months ended August 31, 2015, business acquisition charges of approximately $0.8 million of costs primarily related to the acquisition of Inmet and Weinschel, compared to approximately $0.4 million of costs related to the evaluation of strategic alternatives for the nine months ended August 31, 2014.

Operating Income

We recorded operating income for the nine months ended August 31, 2015 of approximately $1.6 million compared to operating income of approximately $2.4 million for the nine months ended August 31, 2014. The decrease in operating income of approximately $0.8 million is primarily attributed to higher acquisition costs associated with the acquisition of Inmet and Weinschel and higher amortization of intangibles, partially offset by higher gross margins from the acquisition of Inmet and Weinschel and lower labor and manufacturing overhead costs.

Other Expense (Income)

Total other expense for the nine months ended August 31, 2015 was approximately $13.2 million, compared to other expense of $19.4 million for the nine months ended August 31, 2014.

The decrease in other expense in the nine month period ended August 31, 2015, compared to the comparable period in 2014 is largely attributable to the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014, partially offset by higher interest expense in the nine months ended August 31, 2015, primarily related to the $85.0 million incremental term loan from the June 8, 2015 refinancing and a $2.5 million contingency accrual.

Income Taxes

Income taxes amounted to a net expense of approximately $1.2 million for the nine months ended August 31, 2015 compared to a net expense of $0.7 million in the nine months ended August 31, 2014. The expense during the nine months ended August 31, 2015, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year expense related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Net Loss

We recorded a net loss for the nine months ended August 31, 2015 of approximately $12.8 million, compared to the net loss of approximately $17.7 million for the nine months ended August 31, 2014. The net loss in the nine month period ended August 31, 2015 is lower than the comparable period in 2014 primarily from the write-down of approximately $10.2 million of note discounts and deferred financing costs as a result of the refinancing of our term loans and termination of our previous revolving loans in March 2014, partially offset by higher interest costs from the $85.0 million incremental term loan, a $2.5 million litigation contingency accrual, and higher acquisition costs.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At August 31, 2015, we held cash and cash equivalents of approximately $6.6 million compared to $8.3 million at November 30, 2014. We believe that our available cash and cash equivalents, future cash flows from operations and cash flows from potential financing transactions including new debt and/or equity will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and R&D expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

As of August 31, 2015, we had borrowed $197.7 million under our Term Loan Agreement (as defined below).

Term Loan Agreement

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”). Amendment No. 2 amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Term Loan Agreement”) to provide for an incremental term loan facility in an aggregate principal amount equal to $55.0 million.

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

In addition, Amendment No. 3 increased the margins applicable to all outstanding term loans beginning six months after the Amendment No. 3 closing date. As a result, the outstanding term loans, including the term loans incurred pursuant to the Second Incremental Term Loan Facility (collectively, the “Term Loans”), bear interest, at our option, at the base rate plus 6.50% or an adjusted LIBOR rate (based on one, two or three-month interest periods) plus 7.50% during the first six months after Amendment No. 3’s closing date, and a base rate plus 7.50% or the adjusted LIBOR rate plus 8.50% thereafter. The base rate continues to mean the highest of Wells Fargo Bank, National Association’s prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted LIBOR rate for a 3-month interest period plus a margin equal to 1.00%. The adjusted LIBOR rate remains subject to a floor of 1.25%.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. Amendment No. 3 reduces the minimum interest coverage ratio and increases the maximum leverage ratio for certain compliance periods. For the first fiscal quarter during the fiscal year ending November 30, 2015, the interest coverage ratio must not have been less than the ratio of 2.20:1.00 and for each of the remaining three fiscal quarters ending November 30, 2015, it must not be less than the ratio of 1.90:1.00. The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the remaining fiscal quarters during the fiscal year ending November 30, 2015, the leverage ratio must be not greater than 5.25:1.00, except for the second fiscal quarter during the fiscal year ending November 30, 2015 for which the leverage ratio must not have been greater than 5.50:1.00. Amendment No. 3 also permits certain adjustments to the Company’s consolidated EBITDA, which is used in calculating the financial covenants, to reflect cost savings in connection with the acquisition of Inmet and Weinschel.

As at August 31, 2015, we were in compliance with our financial covenants under the Term Loan Agreement.

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

Nine Months Ended August 31, 2015 Compared to August 31, 2014

Cash provided by operating activities of approximately $7.2 million for the nine months ended August 31, 2015 (“Q3 YTD FY2015”) was higher than cash provided by operating activities of approximately $2.0 million for the nine months ended August 31, 2014 (“Q3 YTD FY2014”). The increase in cash provided by operating activities resulted primarily from changes in operating assets and liabilities in Q3 YTD FY2015 compared to Q3 YTD FY2014.

Cash used in investing activities for the nine months ended August 31, 2015 was approximately $81.4 million, which is due primarily to the acquisition of Inmet and Weinschel and the purchase of fixed and intangible assets. Cash provided by investing activities for the nine months ended August 31, 2014 was approximately $16.1 million, which consisted primarily of the $15.1 million proceeds from the Sale/Leaseback, $1.5 million related to the release of restricted cash from the sale of our Sensors companies and a $1.3 million tax refund related to our SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $1.8 million.

Cash provided by financing activities for the nine months ended August 31, 2015 totaled approximately $72.7 million, and resulted from June 8, 2015 refinancing, which generated net proceeds of $81.8 million, partially offset by the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement. During the nine months ended August 31, 2014, cash used by financing was approximately $16.8 million, and resulted from the repayment of long-term debt, principally related to the term loans under the Term Loan Agreement, the repayment and termination of the Revolving Loan Agreement and the $27.6 million redemption of preferred shares, partially offset by net proceeds associated with the Revolving Loan Agreement.

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

Off-Balance Sheet Arrangements

During the year ended November 30, 2014 and the three months ended August 31, 2015, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates under our credit facility. We may utilize interest rate hedging products in the future to minimize the risks and costs associated with variable rate debt, however, we have not done so to date. We do not enter into derivative financial instruments for trading or speculative purposes. As of August 31, 2015, the Company has borrowed $197.7 million under its Term Loan Agreement. The loan amounts under the Term Loan Agreement bear interest, as of August 31, 2015, at adjusted LIBOR plus 7.50%, all of which are subject to variable interest rates. The adjusted LIBOR, as defined in the Term Loan Agreement, has a floor of 1.50%. Based on LIBOR at August 31, 2015, an increase of 100 basis points in the interest rate would result in a 0.1% increase in our overall annual interest expense, due to the 1.50% floor. A 100 basis point increase in the interest rate above the 1.5% floor would result in a $2.0 million increase in our annual interest expense on the term loan borrowings, assuming the entire $197.7 million was outstanding. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. Any debt we incur in the future may also bear interest at floating rates.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2015.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies” and in Note 18 “Subsequent Events” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2014, except the following first three risk factors are added and the fourth is modified:

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

Pending and future litigation may lead us to incur significant costs and could adversely affect our business

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to intellectual property, contracts, product liability, employment matters, environmental matters or other aspects of our business. In connection with claims or litigation, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Amendment No. 3 to Credit Agreement, by and among API Technologies Corp., the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 12, 2015).

10.2	Employment Letter Agreement, dated August 12, 2015 and effective as of September 8, 2015, by and between API Technologies Corp. and Eric Seeton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 14, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: October 8, 2015	By:	/S/ ERIC F. SEETON
Eric F. Seeton
Chief Financial Officer (Duly Authorized Officer)