Form 10-K
period 2015-11-30
API Technologies Corp.
filed 2016-03-02
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2015

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,081,825. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 16, 2016, the Company had 55,850,800 shares of common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended November 30, 2015 are incorporated by reference into Part III.

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

Our primary end markets are defense, high- reliability commercial and industrial, and non-defense government. Our products may be found in a variety of applications including commercial aircraft systems, mobile and wireless systems, radar and imaging systems, missile systems, unmanned systems, spectrum defense technology, commercial and military satellites, space vehicles, medical devices, and oil and gas industrial systems.

We sell our products through direct sales force and applications engineering staff, a network of independent sales representatives, and distributors, as well as through our web site.

We currently have business offices throughout North America, the U.K., and Germany. Our executive corporate office is located at 4705 S. Apopka Vineland Rd. Suite 210, Orlando, FL 32819, and our telephone number at that location is (407) 876-0279.

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

2015 Product Highlights

Systems, Subsystems & Components

•	RF/Microwave & Microelectronics: In May 2015, we expanded our line of high power amplifier solutions through the introduction of a GaN-based multifunction rack mount assembly and communications band jammer amplifier. Further expansion of our amplifier product line included the addition of higher frequency designs. In August 2015, the first in a line of opto-electronic media converter products was released. In March 2015 our U.K. Operation announced the signing of a technical collaboration agreement with Bharat Electronics Limited India for the co-development of advanced transmit / receive modules for use in next generation E-Scan (electronically scanned) radars.

•	Electromagnetic Integrated Solutions (EIS): As of November 2015, we further expanded our surge suppression offering by introducing ESD and Transient suppressed Mil circular connector configurations. In June of 2015, EIS had also expanded the breadth of its custom cable offering including higher temperature options.

•	Power Solutions: In November 2015 we secured Underwriters Lab Listing for a series of 4 SMART PDU products to be adopted across the ATE Test Platforms at a major aerospace contractor.

Secure Systems & Information Assurance (SSIA)

Demand from Government users for TEMPEST products and services was particularly strong in the U.K. and Scandinavia. Market need for thin client and zero client solutions was addressed with new products released in the year. Secure products, including IP telephones and video conferencing terminals, were designed and sold in the period. With the introduction of the ION Secure virtual Appliance, ION enters the Cloud application market, enabling remote secure services of privileged users.

Recent Developments and Financial Highlights

During fiscal 2015, we completed the following transactions:

On June 8, 2015 we completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of approximately $80.0 million. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to our RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further our reach in key end markets, including defense, space, commercial aviation, and wireless. We financed the acquisition with an $85.0 million add-on to our existing term loan with Guggenheim Corporate Funding LLC.

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

Technology, Inc. (“CMT”), C-MAC, RTIE, Inmet and Weinschel, we have amassed significant “know how”, which we continue to channel into the development and launch of new products. By leveraging our current market position and existing customer relationships, we are able to win adjacent, higher margin, highly engineered products to a global customer audience.

•	Target Customers’ Applications Affected by Limited RF Spectrum Availability/Allocation. While available RF spectrum is limited, demand continues to increase, driven primarily by the growing use of mobile and wireless communications technology. API intends to capitalize on its technology expertise in this area of RF filtering technology to introduce new solutions to meet continuously growing customer demand.

•	Capitalize on Evolving Defense Requirements. In recent years global government budgets, including the Department of Defense (“DoD”) budget, have reflected increased focus on command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance, precision -guided weapons, Unmanned Aerial Vehicles (“UAV”) and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. The emphasis on systems interoperability, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders, often referred to as the Common Operating Picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, we expect that global government budgets for information technologies and defense electronics will be relatively strong, in comparison to other segments of the defense market. We believe our Systems, Subsystems & Components segment, which manufactures components for these items, is well positioned to benefit from the expected focus in those areas. We are well positioned to address demand for Information Assurance solutions via our SSIA business segment. We have seen increased budgets for Security Services to counter State Sponsored threats as well as on going terrorist activity/attacks.

•	Target High Growth Industrial and Commercial Sectors. We intend to actively pursue opportunities in adjacent, high-growth industrial and commercial market sectors that require high-reliability electronics. These sectors include commercial aerospace, mobile communications, satellites, and oil and gas. We believe our technology heritage, differentiated high-reliability portfolio of standard and custom products, and industry certifications, positions us well in this market. Furthermore, the high barrier of entry associated with new competitors entering these market sectors offers fertile ground for us to organically grow our industrial and commercial customer base.

•	Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract and overhead costs, including general and administrative costs, as well as real estate. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, including our manufacturing centers in Mexico and China. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales and effectively compete in a global marketplace.

•	Pursue Strategic Acquisitions, Divestitures and Business Combinations. We periodically review and evaluate potential strategic acquisitions, and we may selectively acquire businesses that add new products, technologies, programs and contracts, or provide access to select customers and provide attractive returns on investment. Furthermore, we periodically consider divestiture and business combination opportunities as a potential means to better align our product portfolio to meet current and future market demands, as well as address strategic business needs and provide shareholder value.

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

On November 6, 2006, API changed its name to “API Nanotronics Corp.” and subsequently changed its name to API Technologies Corp. on October 22, 2009.

Products

We provide our products to our customers through three principal business segments—Systems, Subsystems & Components, Electronic Manufacturing Services and Secure Systems & Information Assurance.

Systems, Subsystems & Components (SSC)

The Systems, Subsystems & Components segment includes the products of several of our operating subsidiaries, including Spectrum, API Defense Inc., API Defense USA Inc., API Systems Inc., API Microwave Ltd. (formerly RF2M Microwave Ltd.), API Microelectronics Ltd. (formerly RF2M Microelectronics Ltd.), API Electronics, Inc., TM Systems, Keytronics, Filtran Limited, CMT, API / Inmet, Inc. and API / Weinschel, Inc.

Products offered in the SSC segment include:

•	RF, Microwave and Millimeterwave Products

We develop and offer high-performance RF, microwave and millimeterwave solutions for defense, space, commercial and military aircraft, and industrial applications. In addition to offering one of the world’s largest selections of RF and microwave filters for high reliability applications, we specialize in the development of Active Antenna Array Unit (AAAU) subsystems for AESA radar, datalink and satcom applications; high power amplifiers; and custom Integrated Microwave Assemblies (IMAs). Other featured products include small signal and high frequency amplifiers, SAW and BAW modules, agile sources, transponders and multi-channel transmit/receive modules. We also offer one of the world’s largest selection of RF and microwave attenuator based products via a wide range of frequencies and power levels consisting of gain equalizers, fixed, mechanically stepped and programmable attenuators and RF distribution subsystems.

•	Microcircuits and Microelectronics

We develop microelectronics products for a broad range of space, defense, commercial, and industrial applications. Products span digital and mixed signal microcircuits, opto-electronic media conversion solutions, multi-chip modules (MCMs), high temperature electronics, and power and general purpose hybrids and modules.

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

Our core focus is to expand and grow our AC & DC SMARTStart PDU, AC & DC Custom Military PDU, as well as our Power Conversion, Power Supply product. We will be focused on strategic programs targeting specific applications and focused accounts.

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

Financial Information About Segments and Geographical Data

For financial information concerning our reportable segments and geographic regions, refer to note 21 of our consolidated financial statements found in Part II, Item 8 of this Form 10-K.

Sales and Marketing

We use an integrated sales approach across all of our business segments to closely manage relationships at multiple levels of the customers’ organizations, including management, engineering and purchasing personnel. At November 30, 2015 our sales, marketing and customer support team consists of approximately 68 people. Our use of experienced engineers as part of the sales effort facilitates close technical collaboration with our customers during the design and qualification phase of the engagement. We believe that close customer collaboration is critical to ensuring our products are incorporated into our customers’ systems and platforms. Products are sold through direct sales representatives and a network of independent sales representatives, distributors, and agents, with the exception of the Secure Systems and Information Assurance (SSIA) segment. SSIA products are sold almost exclusively by direct sales representatives.

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

Backlog and Orders

Our sales backlog at November 30, 2015 was approximately $118.6 million compared to approximately $120.7 million at November 30, 2014. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $82.3 million of our backlog orders will be filled in fiscal 2016. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands) As at November 30
	2015	2014	% Change
Backlog by segments:
SSC	$97,308	$98,111	(0.8)%
EMS	15,577	19,077	(18.3)%
SSIA	5,759	3,481	65.5%

	$118,644	$120,669	(1.7)%

The backlog decrease at November 30, 2015 compared to November 30, 2014 primarily related to our EMS and SSC segments. The decreases in our EMS and SSC segments resulted from lower bookings in the year ended November 30, 2015, and were partially offset by increased SSIA bookings in the year ended November 30, 2015.

Seasonality

Revenues for our Secure Systems and Information Assurance (SSIA) segment are typically slightly higher in the three months ended May relative to other quarters, partially related to the fiscal year end of the U.K. and Canadian Governments. Revenues from our Systems, Subsystems & Components (SSC) and Electronic Manufacturing Services (EMS) segment typically do not demonstrate consistent seasonal patterns. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government contract awards and the ensuing subcontracts, the availability of government funding, product deliveries and customer acceptance.

Customers

Our customers consist mainly of military prime contractors and the subcontractors who work for them in the U.S., the U.K., Canada and various other countries in the world. Approximately 45% of total consolidated revenues for each of the years ended November 30, 2015 and 2014 were derived directly or indirectly from defense contracts for end use by the U.S. government and its agencies. The U.K. and Canadian Governments’ Departments of Defense (directly and through subcontractors) account for approximately 10% and 1% of our revenues for the year ended November 30, 2015, and 9% and 2% of our revenues for the year ended November 30, 2014, respectively.

	2015	2014
Revenue
United States Department of Defense Prime & Subcontractors	45%	45%

Two of the U.S. customers, one a defense prime contractor, represented approximately 15% of revenues for the year ended November 30, 2015 (12% – 2014). The same customers represented 11% and 10% of accounts receivable as of November 30, 2015 and 2014, respectively.

Revenue from these customers primarily derives from our Systems Subsystems & Components (SSC) and Electronic Manufacturing Services (EMS) segments. The loss of such customers could have a material adverse effect on such reporting segments.

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

A portion of our product development costs are recoverable under contractual arrangements; while the balance of these costs are self-funded. Our self-funded research and development expenditures for continuing operations were approximately $9.6 million and $8.3 million, for the years ended November 30, 2015 and 2014, respectively.

We believe that strategic investment in product development is essential for us to remain competitive in the markets we serve. We are committed to maintaining appropriate levels of expenditures for product development.

Competition

We are engaged in a competitive industry that is characterized by technological change and product life cycles. We face competition from large and mid-tier defense contractors, large semiconductor and electronic component companies to small specialized firms, electronic contract manufacturers, and other companies. Sole and primary source supplier positions provide us a measure of protection against impending competition. This is particularly true of the Systems, Subsystems & Components (SSC) segment, where products are designed into programs and platforms that may continue for many years.

In the SSC segment, we are considered one of the world’s largest merchant suppliers of RF microwave and millimeterwave products to the defense and commercial high reliability end markets. We also hold a significant portion, nearly 50%, of the total market share for EMI filtering coaxial and interconnect products. Some of our principal competitors in the SSC segment include Amphenol (NYSE: APH), Cobham plc, DRS.Finmeccanica, K&L Microwave, Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS), M/A-COM Technology Solutions Inc., and Schaffner Group. In the EMS segment, API is one of a select group of providers to hold ISO-9001:2008, AS9100 and ISO-13485 certifications. Competitors include Ducommun Incorporated (NYSE: DCO) and regional contract manufacturing providers. In the SSIA segment, API Technologies selling through EMCON and SST brand names currently holds approximately 20% of the addressable worldwide market share for TEMPEST products; principal competitors include CIS Secure Computing, Eurotempest, and Advanced Programs, Inc.

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

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We have certain registered trademarks, none of which we consider to be material to our current operations. We own numerous U.S. and foreign patents and have certain patents pending, but do not believe that the conduct of our business as a whole or any single business segment is materially dependent on any single patent, trademark or copyright.

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

Our trade secret protection for our technology in all segments is based in large part on confidentiality agreements that we enter into with our employees, consultants and other third parties. It is possible that these parties may breach these agreements. Since many agreements are made with companies much larger than us, we may not have adequate financial resources to adequately enforce our rights which could adversely impact our ability to protect our trade secrets and lead to a reduction of sales for our products. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the U.S., the U.K. or Canada.

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

A significant portion of our Secure Systems & Information Assurance (SSIA) business is derived from subcontracts with prime contractors of U.K. and Canadian government agencies. In instances where the Company is a sole-source provider, certain government agencies may reserve the right to review costs and impose various profit and cost controls. These government agencies also have the right to require its prime and subcontractors to comply with relevant laws and regulations. Non-compliance with these requirements could lead to contract termination. Our extensive experience in the defense industry has enabled us to handle the strict requirements that accompany these contracts.

Some of our activities, in the SSC and SSIA segments, require security clearances from the Defense Industrial Security Clearance Office, which is part of the Defense Security Service, an agency of the DoD, as well as comparable clearances in Canada and the U.K. A security clearance is a determination by the U.S. and international government agencies that a person or company is eligible for access to classified information. There are two types of clearances: Personnel Security Clearances and Facility Security Clearance. We have sufficient security clearances for our activities.

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

Spectrum’s purchase price for the acquired property included the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property had known environmental conditions that required remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene and trichloroethylene. As a condition to the purchase, Spectrum entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) Spectrum agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) Spectrum purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term commencing 2005 and an aggregate deductible of approximately $0.7 million, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten-year policy term.

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

International Operating and Export Sales

We currently sell several of our products internationally. The export of defense articles and data for military and satellite purposes from the U.S. is covered under International Traffic in Arms Regulations promulgated under the Arms Export Control Act.

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

Employees

As of November 30, 2015, we had approximately 1,863 full-time employees, including 1,342 in manufacturing, 186 in general and administrative, 177 in engineering and research and development, 68 in quality assurance, 68 in sales and marketing and 22 in contracts and customer service. With the exception of approximately 79 employees from our C-MAC acquisition, none of our employees are currently subject to a collective bargaining agreement.

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. We believe that our relations with our employees generally are satisfactory.

Executive Officers of the Registrant

The following table lists as of February 1, 2016, the name, age, and position of each of our executive officers.

Name	Age	Position Held	Term Commenced
Brian R. Kahn	42	Chairman and Director	2011
Robert E. Tavares	54	Chief Executive Officer and President	2015
Eric F. Seeton	43	Chief Financial Officer	2015

Set forth below is certain biographical information regarding each of our executive officers.

Brian R. Kahn

Brian Kahn became our Chairman of the Board and Chief Executive Officer on January 21, 2011. Mr. Kahn continued to serve as Chief Executive Officer until August 1, 2012 and he continues to serve as Chairman of the Board. Mr. Kahn founded and has served as the investment manager of Vintage Capital Management, LLC (“Vintage”), and its predecessor, Kahn Capital Management, LLC since 1998. Vintage focuses on public and private market investments in the consumer, manufacturing, and defense industries. Mr. Kahn also was the former Chairman of the Board of White Electronic Designs Corporation, where he served on the Governance, Compensation and Strategic Alternatives committees. Additionally, he recently served as a director of Integral Systems, Inc. where he served on the Nominating and Governance, Strategic Growth and Special Litigation committees. Currently, Mr. Kahn serves as a director of Aaron’s, Inc. (NYSE: AAN), where he is a member of the Nominating & Governance Committee and the Operational & Financial Advisory Committee. Mr. Kahn graduated cum laude and holds a Bachelor of Arts degree in Economics from Harvard University.

Robert E. Tavares

Robert Tavares became our President and Chief Executive Officer and joined the Board on March 2, 2015. Mr. Tavares has 30 years of experience in microelectronics and semiconductors for both commercial and defense applications. From March 2012 until joining API, Mr. Tavares was President of Crane Electronics Inc., a

provider of microelectronic-based solutions for power and microwave applications to the defense, commercial aerospace, and medical markets. Prior to Crane, Mr. Tavares served as President of e2v U.S. Operations, a leading supplier of technology solutions in RF power and semiconductors from July 2010 to March 2012. Mr. Tavares spent the majority of his career, from May 1985 to February 2010 at Tyco Electronics, M/A Com Division, where he began his tenure as a design and development engineer, moving through various management roles, and ultimately progressing to the role of Vice President, General Manager. It is in this role where he was responsible for setting the strategic direction, and driving the growth, and profitability of a $320 million RF and microwave, multi-site business. He holds a B.S in Engineering from the University of Massachusetts, Dartmouth.

Eric F. Seeton

Eric Seeton became our Chief Financial Officer on September 8, 2015 and has over 20 years of experience in the RF/Microwave and healthcare industries. Prior to joining API, Mr. Seeton served as Business Unit Finance Director for Analog Devices (NASDAQ: ADI), a $3 billion manufacturer of integrated circuits. He joined Analog Devices as part of its July 2014 acquisition of Hittite Microwave Corp., where Mr. Seeton served as Hittite’s Director of Finance for three years. From May 2006 until July 2010, he served various finance leadership roles at Johnson & Johnson and Procter & Gamble (formerly The Gillette Company), including as Manager of Financial Planning & Analysis and Operations Finance Manager. From July 2010 until July 2011, Mr. Seeton also served as the Co-Owner of Seeton Company, L.L.C., an online and retail consumer products company. Mr. Seeton holds an MBA from Cornell University and a B.S. in Accounting from Bentley University in Waltham, MA.

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

Risks Related to the Merger

Satisfying closing conditions may delay or prevent completion of the Merger

On February 28, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RF1 Holding Company (“Parent”) and RF Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with API surviving the Merger as a wholly owned subsidiary of Parent. Completion of the Merger is conditioned upon certain closing conditions, and if such closing conditions are not met, the Merger will not be consummated.

If the Merger is not completed, the price of API common stock and future business and operations could be harmed

There is no assurance that the Merger will be effected. If the Merger is not completed, we may be subject to the following material risks, among others:

•	we may not be able to find a party willing to pay an equivalent or more attractive merger consideration than the consideration offered by ;

•	the price of API common stock may decline to the extent that the current market price of API common stock reflects a higher price than it otherwise would have based on the assumption, among others, that the Merger will be completed;

•	certain of our costs related to the Merger, such as legal, accounting and certain financial advisory fees, must be paid even if the Merger is not completed;

•	we would not realize the benefits it expects from the Merger;

•	the diversion of management attention from our day-to-day business and the unavoidable disruption to its employees and its relationships with clients as a result of efforts and uncertainties relating to the Merger may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that we could be unable to regain if the Merger does not occur;

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may affect our ability to execute certain of our business strategies; and

•	we may not be able to continue our present level of operations, may need to scale back our business and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on our business and results of operation.

Shareholders may sell substantial amounts of API common stock in the public market, which is likely to depress the price of API common stock

A significant number of our shares of common stock may be sold at any time prior to the Merger. If our current shareholders sell API common stock in the public market prior to the Merger, it is likely that arbitrageurs will acquire such shares. These arbitrageurs would likely sell all such shares in the public market immediately following any announcement, or anticipated announcement, that the Merger failed, or will likely fail, to close, which in turn would likely cause the market price of API common stock to decline. In addition to the other negative effects on the Company, such sales of API common stock might make it more difficult for us to sell equity or equity-related securities in the future if the Merger is not completed.

We have incurred, and expect to continue to incur, substantial charges associated with the Merger; we cannot predict the exact timing or amounts of such charges

Other Merger related costs yet to be incurred, such as potential litigation costs related to the Merger and additional legal, accounting and certain investment banking fees, must be paid even if the Merger is not completed. Under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $3.5 million.

Risks Related to Our Business

We are highly reliant on defense spending

Our current orders from defense-related companies account for a material portion of our overall net sales and defense spending levels depend on factors that are outside of our control. For each of the fiscal years ended November 30, 2015 and 2014, U.S. defense revenue represented approximately 45% and 45%, respectively, of our total consolidated sales. Reductions or changes in defense spending, including as a result of new U.S. government budget reductions, could have a material adverse effect on our sales and profits. The loss or significant curtailment of government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government, changes or cancellations of federal government programs or requirements, and shutdowns or other delays in the government appropriations process. In addition, a difference in philosophy or the worsening economic climate of the country could reduce or change appropriations.

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

In particular, military spending may be negatively impacted by the Budget Control Act of 2011, or the Budget Control Act, which was passed in August 2011. The Budget Control Act established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years, and also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits were exceeded. The impact of sequestration was reduced with respect to the government’s 2014 and 2015 fiscal years, in exchange for extending sequestration into fiscal years 2022 and 2023, following the enactment of the Bipartisan Budget Act of 2013 in December 2013. The impact of sequestration was further reduced with respect to the government’s 2016 and 2017 fiscal years, following the enactment of the Bipartisan Budget Act of 2015 in November 2015. Sequestration is currently scheduled to resume in the government’s 2018 fiscal year. We are unable to predict the impact the cuts associated with Sequestration will ultimately have on funding for the military programs which we support. However, such cuts could result in reductions, delays or cancellations of these programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain approximately $200.0 million of debt and our failure to service such indebtedness may adversely affect our financial and operating activities

At February 1, 2016, we had approximately $200.0 million (November 30, 2015 – $200.0 million), in aggregate principal amount of outstanding debt, which was secured by substantially all of our assets.

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

Net sales could decline significantly if we lose a major customer or a major program

Historically, a large portion of our net sales have been derived from sales to a small number of our customers and we expect this trend to continue for the foreseeable future. The U.S., U.K. and Canadian governments’ Departments of Defense (directly and through subcontractors) account for approximately, 45%, 10% and 1%, respectively, of our revenues for the fiscal year ended November 30, 2015, and 45% and 9% and 2%, respectively, of our revenues for the fiscal year ended November 30, 2014. Two of our U.S. customers, one a defense prime contractor, represented approximately 15% of revenues for the fiscal year ended November 30, 2015 and 12% of revenues for the year ended November 30, 2014. A loss of a significant customer could materially adversely impact the future operations of our Company.

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

The possibility of goodwill impairment exists

As a result of our business acquisitions, including SenDEC, Spectrum, CMT, RTIE, C-MAC, Inmet and Weinschel, goodwill is a significant part of our total assets. At November 30, 2015, our total assets were approximately $345.0 million, which included approximately $149.2 million of goodwill. Goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill in accordance with current accounting standards. We wrote down goodwill by $107.5 million in fiscal 2012, primarily from our EMS segment.

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

We have a history of net losses, and may not be profitable in the future

Prior to the six-month transition period ended November 30, 2011, we incurred net losses for each of the five fiscal years preceding the transition period and incurred a loss in our past four fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common shares.

The integration of acquisitions may be difficult and may not yield the expected results

As part of our general business strategy, we have experienced significant growth due to acquisitions. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain product and service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations. Ultimately, acquisitions may not be as profitable as expected or profitable at all.

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

We may require additional financing which we may not be able to obtain; Our shareholders may suffer dilution

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

Patents of third parties may have an important bearing on our ability to offer certain of our products. Our major competitors as well as other third parties may obtain and may have obtained patents related to the types of products we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products. In addition, some patent applications in the U.S. are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products, to obtain licenses to develop and market the products from the holders of the patents or to redesign the products in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

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

Environmental liabilities could adversely impact our financial position

U.S., U.K., and Canadian laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor and other manufacturing processes or in our finished goods. Under environmental regulations, we are responsible for determining whether certain toxic metals or chemicals are present in any given components we purchase and in each product we sell. These environmental regulations have required us to expend a portion of our resources and capital on relevant compliance programs. In addition, under other laws and regulations, we could be held financially responsible for remedial measures if our current or former properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to additional common law claims if we release substances that damage or harm third parties. Further, future changes in environmental laws or regulations may require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to significant liabilities and could have material adverse effects on our operating results, cash flows and financial condition.

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

Over the years, the securities markets in the U.S. have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly smaller-capitalization companies like us, have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, our shares of common stock are subject to significant volatility resulting from purely market forces over which we will have no control. Further, the market for our common stock has been very thin. As a result, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares.

Shareholders may experience dilution if a significant proportion of our outstanding options are exercised

Because our success is highly dependent upon our employees, directors and consultants, we have and intend in the future to grant to some or all of our key employees, directors and consultants options to purchase shares of our Common Stock as non-cash incentives. We have adopted an equity incentive plan for this purpose. To the extent that significant numbers of such options may be exercised when the exercise price is below the then current market price for our common shares, the interests of the other shareholders of the company may be diluted. As of November 30, 2015, we have outstanding options to purchase 2,002,627 shares of Common Stock that were granted to directors, officers, employees and consultants that have a weighted average price of $3.62 and 278,381 restricted stock units.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from leased facilities in the following locations:

Location	Description and Segments that Use the Properties	Approximate Square Footage (excludes subleased space)
State College, Pennsylvania	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	275,000

Windber, Pennsylvania (Includes two facilities)	Engineering/Design, Sales and Manufacturing: - Electronic Manufacturing Services	123,800

Guong Dong Province, China	Manufacturing: - Systems, Subsystems & Components	70,000

Fairport, New York	Sales and Manufacturing: - Electronic Manufacturing Services	60,000

Juarez, Mexico	Manufacturing: - Systems, Subsystems & Components	50,000

Marlborough, Massachusetts	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	43,000

Hudson, New Hampshire	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	39,000

Milton Keynes, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	38,500

Frederick, Maryland	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	35,000

Kanata (Ottawa), Ontario	Engineering/Design, Sales, Administration and Manufacturing: - Secure Systems & Information Assurance - Systems, Subsystems & Components	17,800

Rancho Cordova, California	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	16,000

Melbourne, Florida	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	16,000

Ann Arbor, Michigan	Engineering/Design and Manufacturing: - Systems, Subsystems & Components	12,000

Girard, Pennsylvania	Storage: - Systems, Subsystems & Components	8,700

Columbia, Maryland	Engineering/Design and Sales: - Systems, Subsystems & Components	7,000

South Plainfield, New Jersey	Engineering/Design, Sales and Manufacturing: - Secure Systems & Information Assurance	4,300

Schwabach, Germany	Sales Office: - Systems, Subsystems & Components	3,000

Gloucester, United Kingdom	Storage: - Secure Systems & Information Assurance	1,300

We also operate from owned facilities in the following locations:

Location	Description	Approximate Square Footage	Principal Balance Outstanding at November 30, 2015 on Related Mortgage
Great Yarmouth, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	112,000	N/A

Fairview, Pennsylvania (includes two facilities)	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	53,000	N/A

Wesson, Mississippi	Manufacturing: - Systems, Subsystems & Components	50,000	N/A

Ann Arbor, Michigan	Engineering/Design, Sales, Administration and Manufacturing: - Systems, Subsystems & Components	39,000	N/A

Gloucester, United Kingdom	Engineering/Design, Sales, Administration and Manufacturing: - Secure Systems & Information Assurance	24,300	$956,000

Auburn, New York	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	21,000	N/A

Philadelphia, Pennsylvania	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	20,000	N/A

Delmar, Delaware	Engineering/Design, Sales and Manufacturing: - Systems, Subsystems & Components	15,000	N/A

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

Information with respect to legal proceedings can be found in Note 19 “Commitments and Contingencies” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, and such information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock trade on the NASDAQ Capital Market under the ticker symbol ANTY. None of the shares of our subsidiaries are publicly traded.

The following table lists the reported high and low common stock sales prices on the NASDAQ Capital Market.

	High	Low
Year ended November 30, 2015
Fourth Quarter (11/30/15)	$2.45	$1.82
Third Quarter (8/31/15)	$2.65	$2.01
Second Quarter (5/31/15)	$2.25	$1.77
First Quarter (2/28/15)	$2.19	$1.82

Year ended November 30, 2014
Fourth Quarter (11/30/14)	$2.69	$1.91
Third Quarter (8/31/14)	$2.85	$1.82
Second Quarter (5/31/14)	$3.15	$2.20
First Quarter (2/28/14)	$3.86	$2.75

Registered Holders of our Common Stock

As of February 16, 2016, we had approximately 92 common shareholders of record, although there are a larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities in fiscal 2015.

Recent Repurchases of our Shares

We did not repurchase any shares of our common stock during the three months ended November 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, the audited Consolidated Financial Statements and Notes thereto and the other financial information that appears elsewhere in this Annual Report to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

Recent Developments

On February 28, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RF1 Holding Company (“Parent”) and RF Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with API surviving the Merger as a wholly owned subsidiary of Parent.

In connection with transactions contemplated by the Merger Agreement, on February 28, 2016, we also entered into Amendment No. 4 (the “Amendment No. 4”) to the Term Loan Agreement (as defined below), by and among the Company, as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (the “Agent”).

Business Overview of API Technologies Corp.

We design, develop and manufacture high reliability RF microwave, millimeterwave, microelectronics, power, and security products and solutions to the defense, aerospace, industrial, satellite, and commercial end markets. In addition, we provide electronics manufacturing services to such markets. We own and operate several state-of-the-art manufacturing facilities in the U.S., the U.K., Canada, China and Mexico.

Operating through our three segments; Systems, Subsystems & Components (SSC), Electronic Manufacturing Services (EMS) and Secure Systems & Information Assurance (SSIA), we are positioned as a differentiated solution provider to U.S. and U.S. friendly governments, military, defense, aerospace and homeland security contractors, and leading industrial and commercial firms. With a focus on high-reliability products and solutions, our product portfolio spans RF/microwave and microelectronics, electromagnetics, power products, and security products. We also offer a wide range of electronic manufacturing services from prototyping to high volume production.

On June 8, 2015 we completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of approximately $80.0 million. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to our RF, microwave, and microelectronics product portfolio, extend our subsystems offering, and further our reach in key end markets, including defense, space, commercial aviation, and wireless. We financed the acquisition with an $85.0 million add-on to our existing term loan with the Agent through an Amendment No. 3 to Credit Agreement (the “Amendment No. 3”), by and among the Company, as borrower, the lenders party thereto and the Agent, as administrative agent. Amendment No. 3 permits the acquisitions of Inmet and Weinschel and amends the Credit Agreement, dated as of February 6, 2013, by and among the Company, as borrower, the lenders party thereto and Agent (as amended, supplemented or modified from time to time, the “Term Loan Agreement”) to provide for an incremental term loan facility in an aggregate principal amount equal to $85.0 million (the “Second Incremental Term Loan Facility”). The proceeds of the Second Incremental Term Loan Facility were used to fund the purchase price for the acquisition of Inmet and Weinschel and related fees and expenses, with the remainder available for general corporate purposes. We paid customary arrangement and commitment fees, as well as an amendment fee, in connection with the Second Incremental Term Loan Facility.

On March 21, 2014, we entered into Amendment No. 2 to Credit Agreement (the “Amendment No. 2”), by and among the Company, as borrower, the lenders party thereto and the Agent, as administrative agent. Amendment No. 2 amends the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $55.0 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165.0 million term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amends the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

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

Secure Systems & Information Assurance (SSIA) Revenue includes revenues derived from the manufacturing of TEMPEST and Emanation control products, ruggedized computers and peripherals, secure mobile devices, secure access and information assurance products. The principal market for these products are the defense industries of the U.K., the U.S., and Canada and other U.S. friendly governments, Fortune 500 companies and telecommunication service providers

Cost of Revenues

We conduct all of our design and manufacturing efforts in the U.S., U.K., Canada, Mexico and China. Cost of goods sold primarily consists of costs that were incurred to manufacture, test and ship the products and some design costs for customer funded research and development (“R&D”). These costs include raw materials, including freight, direct labor, subcontractor services, tooling required to design and build the parts, and the cost of testing (labor and equipment) the products throughout the manufacturing process and final testing before the parts are shipped to the customer. Other costs include provision for obsolete and slow moving inventory, and restructuring charges related to the consolidation of operations.

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

Backlog

Our sales backlog at November 30, 2015 was approximately $118.6 million compared to approximately $120.7 million at November 30, 2014. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $82.3 million of our backlog orders will be filled in fiscal 2016. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands) As at November 30
	2015	2014	% Change
Backlog by segments:
SSC	$97,308	$98,111	(0.8)%
EMS	15,577	19,077	(18.3)%
SSIA	5,759	3,481	65.5%

	$118,644	$120,669	(1.7)%

The backlog decrease at November 30, 2015 compared to November 30, 2014 primarily related to our EMS and SSC segments. The decreases in our EMS and SSC segments resulted from lower bookings in the year ended November 30, 2015, and were partially offset by increased SSIA bookings in the year ended November 30, 2015.

Results of Operations

Year Ended November 30, 2015 Compared to Year Ended 2014

The following discussion of results of operations is a comparison of our year ended November 30, 2015 and 2014.

Segment Operating Revenue and Adjusted EBITDA

Financial information for each of our segments is set forth in Part II- Item 8, Financial Statements and Supplementary Data, Note 21 “Segment Information and Geographical Data” to our audited consolidated financial statements included in this Annual Report on Form 10-K. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of revenue and adjusted EBITDA. Segment adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. Our reportable segment measure of adjusted EBITDA is not a recognized measure under GAAP and should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance derived in accordance with GAAP. Our segment adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment adjusted EBITDA in the same manner.

Our segment Adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items include stock-based compensation expense, non-cash inventory provisions, charges related to Inmet and Weinschel purchase accounting, franchise taxes, acquisition related charges, restructuring charges, financing and other adjustments, foreign exchange losses, contingency accruals, change in benefit liability and lease payments related to the Sale/Leaseback.

	(dollar amounts in thousands) Year ended November 30,
	2015	2014	% Change
Revenues by segments:
SSC	$170,828	$162,454	5.2%
EMS	42,260	42,404	(0.3)%
SSIA	19,192	21,999	(12.8)%

	$232,280	$226,857	2.4%

Consolidated revenues for the year ended November 30, 2015 increased 2.4% over the year ended November 30, 2014. The increase was due primarily to higher revenues in our SSC segment, partially offset by lower revenues in our SSIA segment. The SSC segment increased by more than 5.0% primarily due to approximately $21.4 million from the acquisition of Inmet and Weinschel, partially offset by the timing of certain key defense programs. The decrease in the SSIA segment is due primarily to purchasing delays by the Canadian government as a result of its federal election, but was partially offset by an increase in revenues at the SSIA U.K. location.

	(dollar amounts in thousands) Year ended November 30,
	2015	2014	% Change
Segment Adjusted EBITDA:
SSC	$21,526	$22,372	(3.8)%
EMS	1,558	(245)	736.6%
SSIA	4,098	3,614	13.4%

The SSC segment adjusted EBITDA for the year ended November 30, 2015 was lower than 2014, as a result of higher operating expenses, including higher health care costs and the acquisition of Inmet and Weinschel, partially offset by a product mix shift to sales with higher margins. During the year ended November 30, 2015, the increase in our EMS segment adjusted EBITDA was primarily due to improved efficiencies, including cost reductions in the year ended November 30, 2015 compared to the prior year. The SSIA segment has higher adjusted EBITDA, despite lower revenues, compared to the prior year as a result of a change in product mix in the year ended November 30, 2015, due primarily to the completion of a contract in the year ended November 30, 2014 with a low margin profile.

Operating Expenses

Cost of Revenues and Gross Margin

	Year ended November 30,
	2015	2014
Gross margin by segments:
SSC	27.5%	27.0%
EMS	6.3%	4.6%
SSIA	32.3%	28.5%
Overall	24.0%	23.0%

Our consolidated gross margin for the year ended November 30, 2015 increased 1.0 percentage points compared to the prior year. Gross profit margin varies from period to period and can be affected by a number of factors, including product mix, new product introduction, production efficiency, inventory obsolescence and restructuring activities. Overall cost of revenues as a percentage of sales decreased for the year ended November 30, 2015 to 76.0% compared to 77.0% for the same period in 2014. The SSC segment cost of revenues for fiscal 2015 decreased 0.5 percentage points compared to fiscal 2014, mainly as a result of a change in product mix in fiscal 2015, as we shipped products on certain programs with lower costs of revenues from the Inmet and Weinschel acquisition. The EMS segment cost of revenues in fiscal 2015 decreased by 1.7 percentage points compared to fiscal 2014 primarily as a result of cost reductions realized in fiscal 2015 compared to fiscal 2014. The cost of revenues for the SSIA segment decreased 3.8 percentage points in fiscal 2015 compared to fiscal 2014. The decrease is a result of an unfavorable product mix in the year ended November 30, 2014, due primarily to the completion of a contract with a lower margin profile. Consolidated restructuring costs recorded in cost of revenues in fiscal 2015 decreased to approximately $0.5 million from approximately $1.1 million for the year ended November 30, 2014.

General and Administrative Expenses

Consolidated general and administrative expenses increased to approximately $29.2 million for the year ended November 30, 2015 from $23.1 million for the year ended November 30, 2014. The increase is primarily a result of approximately $5.6 million from the acquisition of Inmet and Weinschel, including higher salaries, higher amortization of intangibles and higher stock based compensation for the full year of fiscal 2015. As a percentage of sales, general and administrative expenses were 12.6% for the year ended November 30, 2015, compared to 10.2% for the year ended November 30, 2014.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2015	% of sales	2014	% of sales
Depreciation and Amortization	$11,962	5.1%	$9,681	4.3%
Payroll expense—General and Administrative	$9,235	4.0%	$7,298	3.2%
Professional Services (including Audit and Legal)	$1,805	0.8%	$1,784	0.8%
Stock based compensation—general and administrative	$952	0.4%	$(16)	0.0%

Selling Expenses

Selling expenses increased to approximately $15.4 million for the year ended November 30, 2015 from approximately $14.5 million for the year ended November 30, 2014. The increase was largely due to sales subject to commissions and higher salaries following the acquisition of Inmet and Weinschel. As a percentage of sales, consolidated selling expenses were 6.6% for the year ended November 30, 2015, compared to 6.4% for the year ended November 30, 2014.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Year ended November 30,
	2015	% of sales	2014	% of sales
Payroll Expense—Sales	$8,341	3.6%	$8,142	3.6%
Commissions	$5,034	2.2%	$4,077	1.8%
Advertising	$848	0.4%	$1,118	0.5%

Research and Development Expenses

Research and development costs increased to approximately $9.6 million for the year ended November 30, 2015 compared to approximately $8.3 million for the year ended November 30, 2014. The increase was primarily due to the impact of the acquisition of Inmet and Weinschel on June 8, 2015. As a percentage of sales, research and development expenses were 4.1% for the year ended November 30, 2015, compared to 3.6% for the year ended November 30, 2014.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, and business valuation consultants related to business combinations or divestitures. For the year ended November 30, 2015, business acquisition charges of approximately $1.4 million, which related primarily to the acquisition of Inmet and Weinschel, compared to approximately $0.5 million for the year ended November 30, 2014.

Operating Income (Loss)

We recorded an operating loss for the year ended November 30, 2015 of approximately $2.8 million compared to operating income of approximately $4.6 million for the year ended November 30, 2014. The increase in operating loss of approximately $7.4 million is attributed to higher operating expense following the acquisition of Inmet and Weinschel and higher restructuring charges, partially offset by improved financial results in our SSC and EMS segments due largely to efficiencies and improved product mix in fiscal 2015, as we shipped products on certain programs with lower costs of revenues.

Other Expense (Income), net

Total other expense for the year ended November 30, 2015 was approximately $18.1 million, compared to other expense of $22.2 million for the year ended November 30, 2014.

The decrease in other expense is largely attributable to lower amortization of discounts and deferred financing costs of approximately $10.2 million following the March 21, 2014 debt extinguishment during the year ended November 30, 2014, partially offset by an increase in interest expense of approximately $4.0 million largely due to higher debt levels throughout the year ended November 30, 2015, compared to the prior year, and a contingency settlement of $2.5 million.

Income Taxes

Income taxes is a net expense of approximately $1.4 million for the year ended November 30, 2015, compared to income tax expense of approximately $1.3 million for the year ended November 30, 2014. The current provision is less than the statutory tax rate due to non-deductible expenses, as well as the recording of a valuation allowance against deferred tax assets due to a history of cumulative losses and the federal and state benefit of current losses from continuing operations.

Net loss

We recorded a net loss for the year ended November 30, 2015 of approximately $22.3 million, compared to a net loss of approximately $18.9 million for the year ended November 30, 2014. The increase in net loss is largely due to approximately $4.0 million higher interest expense and higher operating expenses following the acquisition of Inmet and Weinschel and higher restructuring charges, partially offset by the higher write-off of approximately $10.2 million of discounts and deferred financing costs in fiscal 2014, and higher overall financial results in our SSC and EMS segment in fiscal 2015 as a result of efficiencies and a change in product mix.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At November 30, 2015, we held cash and cash equivalents of approximately $7.2 million compared to $8.3 million at November 30, 2014. We believe that our available cash and cash equivalents and future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayments, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests.

On June 8, 2015, we entered into Amendment No. 3, which amends the Term Loan Agreement to provide for an incremental term loan facility in an aggregate principal amount equal to $85.0 million (the “Second Incremental Term Loan Facility”), increases the margins applicable to the outstanding term loans to 7.50% in the case of base rate loans and 8.50% in the case of LIBOR loans, beginning December 2015, amends the prepayment premiums that we are required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans, permits certain additional adjustments to our consolidated EBITDA for cost savings in connection with the acquisition Inmet and Weinschel, and reduces the minimum interest coverage ratio and increases the maximum leverage ratio for certain compliance periods. The proceeds of the Second Incremental Term Loan Facility were primarily used to fund the purchase price for the Inmet and Weinschel acquisition. As of November 30, 2015, we had borrowed $193.7 million under the Term Loan Agreement.

Amendment No. 4, among other items, adds additional mandatory prepayment events upon the occurrence of a change of control (as defined in the Term Loan Agreement) and/or receipt of any termination fees under the Merger Agreement and decreases the prepayment premiums that we are required to pay upon a voluntary or mandatory prepayment of any of the outstanding term loans. Upon consummation of the transactions contemplated by the Merger Agreement, we will be required to pay a prepayment premium in an amount equal to 1% of the amount of the term loans prepaid. Amendment No. 4 also amends the amortization schedule applicable to future term loan payments made by the Company by removing our obligation to make an amortization payment for the fiscal quarters ending February 29, 2016 and May 31, 2016 and requiring us to make an amortization payment in an amount equal to 5.0% of the original aggregate term loan amount on the earlier of (a) May 27, 2016 and (b) the date of termination of the Merger Agreement. Amendment No. 4 reduces the minimum interest coverage ratio for certain compliance periods, increases the maximum leverage ratio for certain compliance periods, and adds additional events of default upon either (a) the termination of the Merger Agreement or (b) our failure to consummate the transactions contemplated by the Merger Agreement on or prior to May 27, 2016.

Term Loan Agreement

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

Interest is due and payable in arrears monthly for Term Loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of Term Loans with interest periods greater than three months) in the case of Term Loans bearing interest at the adjusted LIBOR rate. Principal payments of the Term Loans are paid at the end of each of our fiscal quarters, with the balance of any outstanding Term Loans due and payable in full on February 6, 2018. The quarterly principal payments will amortize at 1.875% for the fiscal quarters through the end of our 2015 fiscal year, 0% for the quarters ending February 29, 2016 and May 31, 2016 and 2.50% for each of the fiscal quarters thereafter.

Under certain circumstances, we are required to prepay the Term Loans upon the receipt of cash proceeds from certain asset sales, cash proceeds of certain extraordinary receipts and cash proceeds of certain debt or equity financings, and based on a calculation of annual excess cash flow. Mandatory prepayments resulting from assets sales or certain debt financings may require the payment of certain prepayment premiums. Amendment No. 3 increases the prepayment premiums that we are required to pay upon voluntary prepayments or certain mandatory prepayments of any of the outstanding term loans and requires additional prepayment premiums for any prepayment of the Second Incremental Term Loan Facility made on or prior to December 8, 2015, as calculated in accordance with the Term Loan Agreement. Amendment No. 4 adds additional mandatory prepayments as described above.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. Amendment No. 3 and Amendment No. 4 reduce the minimum interest coverage ratio and increase the maximum leverage ratio for certain compliance periods. For the first fiscal quarter during the fiscal year ending November 30, 2015, the interest coverage ratio must not have been less than the ratio of 2.20:1.00, for the second and third fiscal quarters ending November 30, 2015, it must not have been less than the ratio of 1.90:1.00, and for the fourth fiscal quarter not less than 1.55:1.00. The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2015, the leverage ratio must not have been greater than 5.25:1.00, except for the second fiscal quarter during the fiscal year ending November 30, 2015 for which the leverage ratio must not have been greater than 5.50:1.00 and for the fourth fiscal quarter not greater than 6.50:100. Amendment No. 3 also permits certain adjustments to the Company’s consolidated EBITDA, which is used in calculating the financial covenants, to reflect cost savings in connection with the acquisition of Inmet and Weinschel.

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

Year Ended November 30, 2015 Compared to November 30, 2014

Cash generated by operating activities of approximately $12.1 million for the year ended November 30, 2015, increased by $6.8 million from cash generated by operating activity of approximately $5.3 million for the year ended November 30, 2014. The increase in cash generated by operating activities resulted primarily from the net cash generated by changes in operating assets and liabilities during fiscal 2015, primarily related to accounts payable and accounts receivable, partially offset by higher interest payments in fiscal 2015 compared to fiscal 2014.

Cash used in investing activities for the year ended November 30, 2015 was approximately $81.8 million, which is due primarily to the acquisition of Inmet and Weinschel and the purchase of fixed and intangible assets. Cash generated by investing activities for the year ended November 30, 2014 was approximately $15.3 million, which consisted primarily of the $15.1 million proceeds from the sale of the State College facility, $1.5 million related to the release of restricted cash from the sale of Sensors and $1.8 million of tax refunds related to the SenDEC acquisition, partially offset by the acquisition of fixed and intangible assets of $3.1 million.

Cash provided by financing activities for the year ended November 30, 2015 totaled approximately $68.6 million, and resulted from the June 8, 2015 refinancing, which generated net proceeds of $81.8 million, partially offset by the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement. Cash used by financing activities for the year ended November 30, 2014 totaled approximately $18.4 million, which resulted from $55.7 million of repayments of long-term debt, mainly related to term loans under the Term Loan Agreement, the repayment and termination of the Revolving Loan Agreement and the $27.6 million redemption of preferred shares, partially offset by $64.9 million of net proceeds associated with the Revolving Loan Agreement.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. On a quarterly basis, the Company evaluates inventories for potential write-down for identifiable obsolescence and slow moving items. The evaluation includes analysis of future demand, product mix and possible alternative uses. The Company records a provision that includes excess and obsolete inventory when write-downs or write-offs are identified. Any write-down of inventory at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. The Company periodically reviews and analyzes its inventory management systems, and conducts inventory impairment testing on a quarterly basis.

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

Fixed Assets Held for Sale

Certain fixed assets within our SSC segment were classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at November 30, 2014. There are no fixed assets held for sale at November 30, 2015.

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

The Company has three reporting units: (i) SSC, (ii) EMS, and (iii) SSIA. The goodwill in the consolidated financial statements relates to the acquisition of Inmet and Weinschel in June 2015, RTIE in March 2012, C-MAC in March 2012, Commercial Microwave Technology, Inc. (“CMT”) in November 2011, Spectrum in June 2011, and SenDEC Corp. (“SenDEC”) in January 2011. All of the goodwill relates to our SSC reporting unit, except for the goodwill associated with SenDEC, which relates to the EMS reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on an income approach and a market approach on September 1, 2015. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not at risk of impairment and no further testing was required for the year ending November 30, 2015.

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

The Company’s valuation allowance was recorded on the deferred tax assets to reduce deferred tax assets to the amount that we estimate are probable to be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) the reversal of existing temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback years where carryback is permitted; and (iv) prudent and feasible tax planning strategies.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. Open tax years include the tax years ended January 21, 2011 through November 30, 2015.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $328 and $325, in warranty liability as of November 30, 2015 and 2014, respectively, which has been included in accounts payable and accrued expenses.

Shipping and Handling

Shipping and handling costs are expensed as incurred and included in cost of revenues.

Sales Taxes

The Company records sales tax on the sale of its products as a liability, and does not include such amounts in revenue.

Research and Development

Research and development costs are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $849 and $1,118, for the years ended November 30, 2015, and 2014, respectively.

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

Foreign Currency Translation and Transactions

The Company’s functional currency is U.S. dollars and the consolidated financial statements are stated in U.S. dollars, “the reporting currency.” Integrated operations have been translated from various foreign currencies (British Pounds Sterling, Canadian dollars, Chinese Yuan, Euros, and Mexican Pesos) into U.S. dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

In the ordinary course of business, the Company carries out transactions in various foreign currencies (British Pounds Sterling, Canadian Dollars, Chinese Yuan, Euros, and Mexican Pesos) included in the Company’s cash, accounts receivable, accounts payable, bank indebtedness, as well as a mortgage loan. The translation adjustments related to these accounts have been reflected as a component of comprehensive income. Currently, the Company does not maintain a foreign currency hedging program.

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

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC), Canadian Deposit Insurance Corporation (CDIC) and Financial Services Compensation Scheme (FSCS in the U.K.). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

The U.S., U.K. and Canadian Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 45%, 10% and 1% of the Company’s revenues for the year ended November 30, 2015, and 45%, 9% and 2% of the Company’s revenues for the year ended November 30, 2014. Two of the U.S. customers, one a defense prime contractor, represented approximately 15% of revenues for the year ended November 30, 2015 (12% of revenues for the year ended November 30, 2014). The same customers represented 11% and 10% of accounts receivable as of November 30, 2015 and 2014, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

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

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued guidance which clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The former guidance required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this guidance may be applied either prospectively to adjustments to provisional amounts that occur after the effective date of this guidance or retrospectively to all periods presented, with earlier application permitted for financial statements that have not been issued. The Company has early adopted this guidance prospectively for the fiscal year ended November 30, 2015.

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The guidance will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has early adopted this guidance for the fiscal year ended November 30, 2015.

In May 2014, the FASB issued guidance which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The new guidance will supersede the existing revenue recognition requirements, and most industry-specific guidance. Following the announcement of a one year deferral in July 2015, for a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included in this Annual Report on Form 10-K immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2015.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30,

2015, based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14-A under the Exchange Act within 120 days from 2015 fiscal year end. Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business—Executive Officers of the Registrant.”

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

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2015 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2015 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2015 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 of Part III of Form 10-K is incorporated by reference to our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days from 2015 fiscal year end.

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

Exhibit Number	Exhibit Title

*2.1	Stock Purchase Agreement, dated as of April 23, 2015 between API Technologies Corp. and Aeroflex Microelectronics Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 28, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.4	Certificate of Designation of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012).

3.5	Certificate of Elimination of Series A Mandatorily Redeemable Preferred Stock of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of API Technologies Corp. filed November 7, 2011 (filed herewith).

3.7	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2009).

10.1	Support Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.2	Voting and Exchange Agreement dated November 6, 2006 among API Nanotronics Corp. k/n/a API Technologies Corp. and RVI Sub, Inc. k/n/a API Nanotronics Sub, Inc. and Equity Transfer & Trust Company (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

Exhibit Number	Exhibit Title

10.3	Share Capital and Other Provisions included in the Articles of Incorporation of API Nanotronics Sub, Inc. f/k/a RVI Sub, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on November 6, 2006).

10.4	Registration Rights Agreement dated January 21, 2011 by and between the Company and Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

**10.5	Management Bonus Plan dated January 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 27, 2011).

**10.6	Employment letter agreement with Bel Lazar (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on April 14, 2011).

**10.7	Amended and Restated API Technologies Corp. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s 10-K/T filed with the SEC on February 9, 2012).

**10.8	Form of Incentive Option Agreement (filed herewith).

**10.9	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC October 15, 2009.)

**10.10	Form of Restricted Stock Unit Award Agreement (filed herewith).

**10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2011).

10.12	Registration Rights Agreement dated as of March 18, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(l) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 21, 2011).

10.13	Registration Rights Agreement dated as of June 27, 2011 by and among the Company, the persons and entities listed on Exhibit A, and, with respect to Section 8(1) only, Vintage Albany Acquisition, LLC (incorporated by reference to Exhibit 10.31 to the Company’s 10-K filed with the SEC on August 26, 2011).

10.14	Credit Agreement, dated February 6, 2013, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.15	U.S. Guaranty and Security Agreement, dated February 6, 2013, by and among API Technologies Corp. and certain of its domestic subsidiaries, as grantors, the guarantors party thereto, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.16	Canadian Guarantee and Security Agreement, dated February 6, 2013, by and among certain Canadian subsidiaries of API Technologies Corp., as grantors and guarantors, and Guggenheim Corporate Funding, LLC, as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 8, 2013).

10.17	Amendment No. 1 to Credit Agreement, dated October 10, 2013, by and among API Technologies Corp. as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2013).

Exhibit Number	Exhibit Title

10.18	Consent Agreement, dated as of December 31, 2013, by and between API Technologies Corp., the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2014).

10.19	Amendment No. 2 to Credit Agreement, dated March 21, 2014, by and among API Technologies Corp. as borrower, the lenders from time to time party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014).

10.20	Amendment No. 3 to Credit Agreement, by and among API Technologies Corp. as borrower, the lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 12, 2015).

10.21	Commitment Letter, dated as of April 23, 2015 among API Technologies Corp., Guggenheim Corporate Funding, LLC and the other commitment parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 28, 2015).

10.22	Lease Agreement between Store SPE State College 2013-8, LLC and Spectrum Control, Inc. dated as of December 31, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 9, 2014).

**10.23	Employment letter agreement with Robert Tavares (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2015).

**10.24	Separation Agreement and Release between the Company and Bel Lazar (filed herewith).

**10.25	Employment Letter Agreement, dated August 12, 2015 and effective as of September 8, 2015, by and between API Technologies Corp. and Eric Seeton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 14, 2015).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request made by the Securities and Exchange Commission.
**	Management contracts, compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

/S/ ROBERT E. TAVARES
Robert E. Tavares,
President and Chief Executive Officer

Dated: March 2, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

/S/ ROBERT E. TAVARES Robert E. Tavares, President and Chief Executive Officer	March 2, 2016

Principal Financial and Accounting Officer

/S/ ERIC SEETON Eric Seeton Chief Financial Officer	March 2, 2016

/S/ BRIAN R. KAHN Brian R. Kahn, Chairman and Director	March 2, 2016

/S/ MATTHEW E. AVRIL Matthew E. Avril, Director	March 2, 2016

/S/ MELVIN L. KEATING Melvin L. Keating, Director	March 2, 2016

/S/ KENNETH J. KRIEG Kenneth J. Krieg, Director	March 2, 2016

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

API Technologies Corp.

We have audited the accompanying consolidated balance sheets of API Technologies Corp. as of November 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in redeemable preferred stock and shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of API Technologies Corp. at November 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 2, 2016

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(In thousands of dollars, except share data)

	November 30, 2015	November 30, 2014
Assets
Current
Cash and cash equivalents	$7,207	$8,258
Accounts receivable, less allowance for doubtful accounts of $756 and $716 at November 30, 2015 and 2014, respectively	41,684	38,657
Inventories, net (note 6)	65,243	54,718
Deferred income taxes	—	561
Prepaid expenses and other current assets	1,980	1,592

	116,114	103,786
Fixed assets, net (note 7)	30,246	30,424
Fixed assets held for sale (note 2)	—	150
Goodwill (note 8)	149,239	116,770
Intangible assets, net	46,928	29,848
Other non-current assets	2,498	1,862

Total assets	$345,025	$282,840

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$41,795	$27,907
Deferred revenue	3,694	2,279
Current portion of long-term debt (note 11)	21,816	10,097

	67,305	40,283
Deferred income taxes	4,373	4,575
Other long-term liabilities (note 12)	1,601	1,216
Long-term debt, net of current portion and discount of $2,480 and $0 at November 30, 2015 and 2014, respectively (note 11)	175,730	118,214
Deferred gain (note 11c)	7,193	7,788

	256,202	172,076

Commitments and contingencies (note 19)
Shareholders’ equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,850,736 and 55,397,320 shares issued and outstanding at November 30, 2015 and 2014, respectively)	56	55
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at November 30, 2015 and 2014, respectively)	—	—
Additional paid-in capital	331,144	327,846
Common stock subscribed but not issued	—	2,373
Accumulated deficit	(242,401)	(220,105)
Accumulated other comprehensive income	24	595

	88,823	110,764

Total Liabilities and Shareholders’ Equity	$345,025	$282,840

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of dollars, except share data)

	Year ended November 30, 2015	Year ended November 30, 2014
Revenue, net	$232,280	$226,857
Cost of revenues
Cost of revenues	176,048	173,697
Restructuring charges (note 20)	482	1,064

Total cost of revenues	176,530	174,761

Gross profit	55,750	52,096

Operating expenses
General and administrative	29,239	23,069
Selling expenses	15,435	14,541
Research and development	9,623	8,270
Business acquisition and related charges	1,438	479
Restructuring charges (note 20)	2,864	1,153

Total operating expenses	58,599	47,512

Operating income (loss)	(2,849)	4,584
Other expense (income), net
Interest expense, net	15,779	11,765
Amortization of note discounts and deferred financing costs	746	10,940
Other expense (income), net	1,527	(477)

	18,052	22,228

Loss before income taxes	(20,901)	(17,644)
Expense for income taxes	1,395	1,270

Net loss	$(22,296)	$(18,914)
Accretion on preferred stock	—	(393)

Net loss attributable to common shareholders	$(22,296)	$(19,307)

Net loss per share—Basic and diluted	$(0.40)	$(0.35)

Weighted average shares outstanding
Basic	55,541,364	55,448,862
Diluted	55,541,364	55,448,862
Comprehensive loss Unrealized foreign currency translation adjustment	$(571)	$(977)

Other comprehensive loss	(571)	(977)

Comprehensive loss	$(22,867)	$(19,891)

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Consolidated Statements of Changes in Redeemable Preferred Stock and Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Preferred Stock-number of shares	Preferred stock amount	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2013	26,000	$26,326	54,846,071	$55	$327,901	$2,373	$(200,798)	$1,572	$131,103
Stock issued as compensation	—	—	48,333	—	—	—	—	—	—
Stock withheld for taxes	—	—	(13,751)	—	(39)	—	—	—	(39)
Accretion on Redeemable Preferred Stock (Dividends see Note 13)	—	393	—	—	—	—	(393)	—	(393)
Accrued dividend in kind (effective) on Series A Mandatorily Redeemable Preferred Stock (see Note 13)	—	42	—	—	—	—	—	—	—
Redemption of Preferred Stock (see Note 13)	(26,000)	(26,761)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(16)	—	—	—	(16)
Stock exchanged for subsidiary exchangeable shares and stock subject to issuance in connection with plan of arrangement (see Note 15)	—	—	516,667	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	(18,914)	—	(18,914)
Other comprehensive loss	—	—	—	—	—	—	—	(977)	(977)

Balance at November 30, 2014	—	$—	55,397,320	$55	$327,846	$2,373	$(220,105)	$595	$110,764

The accompanying notes are an integral part of these consolidated financial statements.

API Technologies Corp.

Consolidated Statements of Changes in Shareholders’ Equity—continued

(In thousands of dollars, except share data)

	Common stock-number of shares	Common stock amount	Additional paid-in capital	Common stock subscribed but not issued	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance at November 30, 2014	55,397,320	$55	$327,846	$2,373	$(220,105)	$595	$110,764
Stock issued as compensation	43,334	—	—	—	—	—	—
Stock withheld for taxes	(13,668)	—	(27)	—	—	—	(27)
Stock-based compensation expense	—	—	952	—	—	—	952
Stock issued in connection with common stock subscribed (see Note 15)	423,750	1	2,373	(2,373)	—	—	1
Net loss for the period	—	—	—	—	(22,296)	—	(22,296)
Other comprehensive loss	—	—	—	—	—	(571)	(571)

Balance at November 30, 2015	55,850,736	$56	$331,144	$—	$(242,401)	$24	$88,823

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(In thousands of dollars, except share data)

	Year Ended Nov. 30, 2015	Year Ended Nov. 30, 2014
Cash flows from operating activities
Net loss	$(22,296)	$(18,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,333	15,965
Amortization of note discounts and deferred financing costs	746	728
Amortization of note discounts due to debt extinguishment	—	10,212
Stock based compensation, net	952	(16)
Gain on sale of fixed assets, net	(400)	(252)
Deferred income taxes	(292)	668
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	3,328	(915)
Inventories	1,436	2,996
Prepaid expenses and other current assets	(125)	829
Accounts payable and accrued expenses	8,929	(4,263)
Deferred revenue	1,465	(1,739)

Net cash provided by operating activities	12,076	5,299
Cash flows from investing activities
Purchase of fixed assets	(1,356)	(2,733)
Purchase of intangible assets	(560)	(381)
Proceeds from disposal of fixed assets	96	15,108
Business acquisitions net of cash acquired (note 4 and 17)	(80,000)	1,816
Restricted cash (note 17)	—	1,500

Net cash provided (used) by investing activities	(81,820)	15,310
Cash flows from financing activities
Redemption of preferred shares (Note 13)	—	(27,600)
Repayment of long-term debt	(13,268)	(55,716)
Net proceeds—long-term debt (note 11)	81,864	64,877

Net cash provided by (used by) financing activities	68,596	(18,439)
Effect of exchange rate on cash and cash equivalents	97	(263)

Net change in cash and cash equivalents	(1,051)	1,907
Cash and cash equivalents, beginning of period	8,258	6,351

Cash and cash equivalents, end of period	$7,207	$8,258

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

On June 8, 2015 API completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of approximately $80,000. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC (see Note 4 and Note 11a).

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. On a quarterly basis, the Company evaluates inventories for potential write-down for identifiable obsolescence and slow moving items. The evaluation includes analysis of future demand, product mix and possible alternative uses. The Company records a provision that includes excess and obsolete inventory when write-downs or write-offs are identified. Any write-down of inventory at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. The Company periodically reviews and analyzes its inventory management systems, and conducts inventory impairment testing on a quarterly basis.

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

Fixed Assets Held for Sale

Certain fixed assets within our SSC segment were classified as held for sale in the consolidated balance sheets. The Company estimated the fair value of the net assets to be sold at approximately $150 at November 30, 2014. There are no fixed assets held for sale at November 30, 2015.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company has three reporting units: (i) SSC, (ii) EMS, and (iii) SSIA. The goodwill in the consolidated financial statements relates to the acquisition of Inmet and Weinschel in June 2015, RTIE in March 2012, C-MAC in March 2012, Commercial Microwave Technology, Inc. (“CMT”) in November 2011, Spectrum in June 2011, and SenDEC Corp. (“SenDEC”) in January 2011. All of the goodwill relates to our SSC reporting unit, except for the goodwill associated with SenDEC, which relates to the EMS reporting unit. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed.

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

Following the required accounting guidance, the Company performed the first step of the two-step test method based on an income approach and a market approach on September 1, 2015. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not at risk of impairment and no further testing was required for the year ending November 30, 2015.

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

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company’s valuation allowance was recorded on the deferred tax assets to reduce deferred tax assets to the amounts that we estimate are probable to be realized. In determining the adequacy of the valuation allowance, the Company applied the authoritative guidance, and considered such factors as (i) the reversal of existing temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback years where carryback is permitted; and (iv) prudent and feasible tax planning strategies.

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

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. Open tax years include the tax years ended January 21, 2011 through November 30, 2015.

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

Warranty

The Company provides up to a one-year product defect warranty on various products from the date of sale. Historically, warranty costs have been nominal and have been within management’s expectations. The Company has accrued approximately $328 and $325, in warranty liability as of November 30, 2015 and 2014, respectively, which has been included in accounts payable and accrued expenses.

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

Advertising Costs

Advertising costs are expensed as incurred and were $849 and $1,118, for the years ended November 30, 2015, and 2014, respectively.

Stock-Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. The guidance requires that new, modified and unvested stock-based payment transactions with employees, such as grants of stock options, restricted stock units (“RSUs”) and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying shares and its expected volatility, expected dividends on the shares and the risk-free interest rate for the term of the option.

Foreign Currency Translation and Transactions

The Company’s functional currency is U.S. dollars and the consolidated financial statements are stated in U.S. dollars, “the reporting currency.” Integrated operations have been translated from various foreign currencies (British Pounds Sterling, Canadian dollars, Chinese Yuan, Euros, and Mexican Pesos) into U.S. dollars at the period-end exchange rate for monetary balance sheet items, the historical rate for fixed assets and shareholders’ equity, and the average exchange rate for the year for revenues, expenses, gains and losses. The gains or losses on translation are included as a component of other comprehensive income (loss) for the period.

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

In the ordinary course of business, the Company carries out transactions in various foreign currencies (British Pounds Sterling, Canadian Dollars, Chinese Yuan, Euros, and Mexican Pesos) included in the Company’s cash, accounts receivable, accounts payable, bank indebtedness, as well as a mortgage loan. The translation adjustments related to these accounts have been reflected as a component of comprehensive income. Currently, the Company does not maintain a foreign currency hedging program.

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

The U.S., U.K. and Canadian Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 45%, 10% and 1% of the Company’s revenues for the year ended November 30, 2015, and 45%, 9% and 2% of the Company’s revenues for the year ended November 30, 2014. Two of the U.S. customers, one a defense prime contractor, represented approximately 15% of revenues for the year ended November 30, 2015 (12% of revenues for the year ended November 30, 2014). The same customers represented 11% and 10% of accounts receivable as of November 30, 2015 and 2014, respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 18).

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

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued guidance which clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as noncurrent amounts. The former guidance required the valuation allowance for a particular tax jurisdiction be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this guidance may be applied either prospectively to adjustments to provisional amounts that occur after the effective date of this guidance or retrospectively to all periods presented, with earlier application permitted for financial statements that have not been issued. The Company has early adopted this guidance prospectively for the fiscal year ended November 30, 2015.

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The guidance will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has early adopted this guidance for the fiscal year ended November 30, 2015.

In May 2014, the FASB issued guidance which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The new guidance will supersede the existing revenue recognition requirements, and most industry-specific guidance. Following the announcement of a one year deferral in July 2015, for a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its condensed consolidated financial statements.

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

4. ACQUISITIONS

a) Inmet and Weinschel

On June 8, 2015 API completed the acquisition of Inmet and Weinschel for a total purchase price of $79,392, which included a payment of $80,000 partially offset by a working capital adjustment of $608. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC (see Note 11). The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that additional revenue opportunities will be generated through cross selling. These factors contributed to a purchase price resulting in the recognition of goodwill.

The Company has accounted for the acquisition using the purchase method of accounting in accordance with the guidance on business combinations. The Company also incurred legal costs, reorganization charges and professional fees in connection with the acquisition of approximately $1,129 as of November 30, 2015. These expenses have been accounted for as operating expenses. The results of operations of Inmet and Weinschel have been included in the Company’s results of operations beginning on June 8, 2015 in the Systems, Subsystems & Components (SSC) segment.

Accounting guidance requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed as follows:

(in thousands)
Accounts receivable and other current assets	$6,854
Inventory	12,655
Fixed assets	5,365
Customer, marketing and technology related intangible assets	28,179
Goodwill	32,469
Current liabilities	(6,130)

Total purchase consideration	$79,392

The purchase consideration for Inmet and Weinschel exceeded the underlying fair value of the net assets acquired, giving rise to the goodwill. The resulting goodwill will be deductible for tax purposes. Customer, marketing and technology related intangibles are amortized based on the pattern in which the economic benefits are expected to be realized, over estimated lives of four to twelve years. The purchase accounting is preliminary subject to the completion of the fair value assessment of the accounting for income taxes. Material adjustments, if any, to provisional amounts in subsequent periods, will be reflected as required.

Revenues and net loss of Inmet and Weinschel combined, for the period from the acquisition of June 8, 2015 to November 30, 2015 were approximately $21,421 and $1,062, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$385
Buildings and leasehold improvements	3,397
Computer equipment	15
Furniture and fixtures	207
Machinery and equipment	1,361

Total fixed assets acquired	$5,365

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The following unaudited pro forma summary presents the combined results of operations as if the Inmet and Weinschel acquisitions described above had occurred at the beginning of the years ended November 30, 2015 and 2014.

	Year ended November 30,	Year ended November 30,
	2015	2014
Revenues	$256,015	$273,263
Net loss	$(17,893)	$(16,922)
Net loss per share—basic and diluted	$(0.32)	$(0.31)

5. OTHER FAIR VALUE MEASUREMENTS

The following table summarizes assets, which have been accounted for at fair value, along with the basis for the determination of fair value.

	November 30, 2015			November 30, 2014
	2015 Total	Unobservable Measurement Criteria (Level 3)	Impairment	2014 Total	Unobservable Measurement Criteria (Level 3)	Impairment
Fixed assets held for sale	$—	$—	$—	$150	$150	$—

Total	$—	$—	$—	$150	$150	$—

The following is a summary of activity for the years ended November 30, 2015 and 2014 for assets and liabilities measured at fair value based on unobservable measure criteria:

Fixed Assets Held for Sale
Balance as at November 30, 2013	$150
Less: Fixed assets sold	—

Balance as at November 30, 2014	$150
Less: Fixed assets sold	(150)

Balance as at November 30, 2015	$—

The fair value of the fixed assets held for sale was determined using a market approach by using prices and other relevant information generated by market transactions involving comparable assets.

6. INVENTORIES

Inventories consisted of the following at November 30:

	2015	2014
Raw materials	$34,222	$30,509
Work in progress	19,355	16,130
Finished goods	11,666	8,079

Total	$65,243	$54,718

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

At November 30, 2015 and 2014, inventories are presented net of inventory reserves of $9,343 and $8,990, respectively.

7. FIXED ASSETS

Fixed assets consisted of the following:

	As of November 30, 2015
	Cost	Accumulated Depreciation	Net Book Value
Land	$2,874	$—	$2,874
Buildings and leasehold improvements	21,609	(5,490)	16,119
Computer equipment	4,920	(3,775)	1,145
Furniture and fixtures	2,447	(2,052)	395
Machinery and equipment	35,573	(25,869)	9,704
Vehicles	76	(67)	9

Fixed assets, net	$67,499	$(37,253)	$30,246

	As of November 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
Land	$2,489	$—	$2,489
Buildings and leasehold improvements	18,832	(3,706)	15,126
Computer equipment	4,643	(2,925)	1,718
Furniture and fixtures	1,166	(817)	349
Machinery and equipment	28,619	(17,896)	10,723
Vehicles	99	(80)	19

Fixed assets, net	$55,848	$(25,424)	$30,424

Buildings and leasehold improvements for November 30, 2015, includes assets from capital leases with cost of $5,225, accumulated depreciation of $(668) and net book value of $4,557 (November 30, 2014—$5,225, $(319) and $4,906, respectively). Machinery and equipment for November 30, 2015, includes assets from capital leases with cost of $558, accumulated depreciation of $(275) and net book value of $283 (November 30, 2014—$558, $(227) and $331, respectively).

Depreciation expense amounted to $6,674 for the year ended November 30, 2015, and $6,652 for the year ended November 30, 2014. Included in these amounts are $397 and $378 of amortization of assets under capital lease for the year ended November 30, 2015, November 30, 2014, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The goodwill in the consolidated financial statements relates to the acquisition of Inmet and Weinschel in June 2015, RTIE in March 2012, C-MAC in March 2012, CMT in November 2011, Spectrum in June 2011, and SenDEC in January 2011. All of the goodwill relates to our SSC and EMS reporting units.

Following the required accounting guidance, the Company performed the first step of the two-step test method based on discounted future cash flows on September 1, 2015. The respective reporting units’ future cash flows exceeded the carrying value of the underlying assets and therefore goodwill was not at risk of impairment and no further testing was required for the year ending November 30, 2015.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Goodwill and intangible assets consisted of the following at November 30:

	2015	2014
Goodwill not subject to amortization:
Beginning balance, net	$116,770	$116,770
Acquisition of Inmet and Weinschel (note 4)	32,469	—

Ending balance, net	$149,239	$116,770

Intangible assets consisted of the following:

		November 30, 2015
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(484)	$—
Customer contracts	10.1	54,535	(20,658)	33,877
Technology	6.8	24,783	(13,854)	10,929
Tradenames	3.5	8,641	(7,583)	1,058
Computer software	3.0	3,891	(2,975)	916
Patents		271	(123)	148

Intangible assets, net	8.3	$92,605	$(45,677)	$46,928

		November 30, 2014
	Weighted Average Useful Life (years)	Cost	Accumulated Amortization	Net Book Value
Non-compete agreements	2.0	$484	$(484)	$—
Customer contracts	8.6	33,548	(14,979)	18,569
Technology	7.6	19,027	(9,465)	9,562
Tradenames	3.3	7,376	(7,280)	96
Computer software	3.0	2,848	(1,397)	1,451
Patents		242	(72)	170

Intangible assets, net	7.3	$63,525	$(33,677)	$29,848

Changes in the carrying amount of Intangible assets were as follows:

	November 30, 2015	November 30, 2014
Intangible assets:
Beginning balance, net	$29,848	$38,780
Intangible assets from business acquisition (note 4)	28,179	—
Patents and Computer software purchased	560	381
Less: Amortization	(11,659)	(9,313)

Ending balance, net	$46,928	$29,848

Amortization expense amounted to $11,659 for the year ended November 30, 2015 and $9,313 for the year ended November 30, 2014. Amortization expense related to existing intangible assets is expected to be

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

approximately $11,384, $9,138, $8,321, $6,932 and $3,443 for the years ending November 30, 2016, 2017, 2018, 2019 and 2020, respectively. At November 30, 2015, computer software includes net capitalized computer software development costs of $517 ($1,164 at November 30, 2014).

9. SHORT-TERM DEBT

The Company has a credit facility in place for its U.K. subsidiaries for approximately $376 (250 GBP), which renews in July 2016. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of November 30, 2015 and 2014.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at November 30:

	2015	2014
Trade accounts payable	$22,493	$16,843
Accrued expenses	12,551	6,497
Wage and vacation accrual	6,751	4,567

Total	$41,795	$27,907

11. LONG-TERM DEBT

The Company was obligated under the following debt instruments at November 30:

	2015	2014
Term loans, due February 6, 2018, base rate plus 6.50% interest or LIBOR plus 7.50%, (a)	$193,690	$121,730
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	956	1,151
Capital leases payable (c)	5,380	5,430

	$200,026	$128,311
Less: Current portion of long-term debt	(21,816)	(10,097)
Discount and deferred financing charges on term loans	(2,480)	—

Long-term portion	$175,730	$118,214

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provided for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provided for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

In fiscal year 2013, the Company repaid approximately $73,699 of its term loans from the proceeds of sales of certain of its businesses. In addition, the Company repaid a portion of its term loans using the net proceeds of $739 from the March 14, 2013, sale of certain land and a building in Palm Bay, Florida.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

On December 31, 2013, the Company repaid $14,200 of its term loans from the proceeds of the Sale/Leaseback (see (c) below) of the Company’s facility located in State College, Pennsylvania.

On October 10, 2013, the Company entered into an Amendment No. 1 to the Term Loan Agreement (the “Amendment No. 1”) which, among other things, amends the Term Loan Agreement to reduce the minimum interest coverage ratio, increase the maximum leverage ratio, reduce the interest rate on the term loans and modify the terms of the prepayment premium, which the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans.

On March 21, 2014, the Company entered into Amendment No. 2 to the Term Loan Agreement (the “Amendment No. 2”), to provide for an incremental term loan facility in an aggregate principal amount equal to $55,000 (the “Incremental Term Loan Facility”), which Incremental Term Loan Facility is subject to substantially the same terms and conditions, including the applicable interest rate and the maturity date of February 6, 2018, as the $165,000 term loan facility provided upon the initial closing of the Term Loan Agreement. In addition, Amendment No. 2 amended the Term Loan Agreement to reduce the minimum interest coverage ratio and increase the maximum leverage ratio, among other things.

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

On June 8, 2015, the Company entered into Amendment No. 3 to the Term Loan Agreement (the “Amendment No. 3”), to provide for an incremental term loan facility in an aggregate principal amount equal to $85,000 (the “Second Incremental Term Loan Facility”), increased the margins applicable to the outstanding term loans to 7.50% in the case of base rate loans and 8.50% in the case of LIBOR loans, beginning December 2015, amended the prepayment premiums that the Company is required to pay upon voluntary prepayments or certain mandatory prepayments of the term loans, permitted certain additional adjustments to the Company’s consolidated EBITDA for cost savings in connection with the acquisition Inmet and Weinschel and reduced the minimum interest coverage ratio and increased the maximum leverage ratio for certain compliance periods. The proceeds of the Second Incremental Term Loan Facility were primarily used to fund the purchase price for the Inmet and Weinschel acquisition.

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

The Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders. The Term Loan Agreement has the financial covenants of a minimum interest coverage ratio and maximum leverage ratio. At November 30, 2015 the Company was not in compliance with these Term Loan Agreement financial covenants and has incurred recurring operating losses. To address these matters, management has undertaken certain actions including obtaining an amendment to the Term Loan Agreement. On February 28, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement (“Amendment No. 4”), refer to Note 24 to the consolidated financial statements. Amendment No. 4 reduces the minimum interest coverage ratio and increases the maximum leverage ratio for the November 30, 2015 compliance period and the fiscal year 2016 compliance periods. At November 30, 2015, the Company was in compliance with these amended financial covenants. Amendment No. 4 also amends the amortization schedule applicable to future term loan payments made by the Company by removing the Company’s obligation to make an amortization payment for the fiscal quarters ending February 29, 2016 and May 31, 2016. Additionally, as the Merger Agreement was being contemplated at the same time as discussed in Note 24 to the consolidated financial statements, as a condition of granting the amendment to the Term Loan Agreement, the Company delivered a fully executed Merger Agreement.

Pursuant to the Term Loan Agreement, the Company is required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit its annual capital expenditures to $4,000 per fiscal year (subject to carry-over rights).

Revolving Loan Agreement

On March 21, 2014, approximately $25,136 of the proceeds of the Incremental Term Loan Facility was used to pay in full and terminate the Company’s Revolving Loan Agreement.

b)	A subsidiary of the Company in the United Kingdom entered into a 20 year term mortgage agreement in 2007, under which interest is charged at a margin of 1.35% over Barclays Fixed Base Rate of 0.5% at November 30, 2015. The mortgage is secured by the subsidiary’s assets.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

c)	On December 31, 2013, the Company completed the sale and leaseback (the “Sale/Leaseback”) of the Company’s facility located in State College, Pennsylvania. The Company sold the facility to an unaffiliated third party for a gross purchase price of approximately $15,500 and will lease the property from the buyer for approximately $1,279 per year, subject to annual adjustments. As a result of this transaction the Company initially recorded a capital lease obligation of $5,225. The gain on the sale has been deferred and is being recognized over the 15 year lease term.

The Company is also the lessee of equipment under various capital leases with monthly payments of $9 and $9 for November 30, 2015 and 2014, respectively, including interest ranging from approximately 6 to 8%, secured by the leased assets that expire by May 2016. The assets and liabilities under the capital leases are recorded at the fair value of the asset. The assets are amortized over the lower of their related lease terms or its estimated productive life.

At November 30, 2015 and 2014, $4,840 and $5,237 of assets from capital leases were included in fixed assets, net.

Future principal payments of long-term debt and capital leases for the next five years are as follows:

Year	Long-term debt	Capital leases	Total
2016	$21,768	$1,362	$23,130
2017	21,771	1,338	23,109
2018	150,553	1,365	151,918
2019	139	1,392	1,531
2020	142	1,420	1,562
Thereafter	273	12,569	12,842

	$194,646	$19,446	$214,092
Less: imputed interest	—	(14,066)	(14,066)

	$194,646	$5,380	$200,026

12. OTHER LONG-TERM LIABILITIES

At November 30, 2015, Other long-term liabilities consist of $1,107 asset retirement obligations ($1,154 at November 30, 2014) and $494 deferred rent liabilities ($62 at November 30, 2014).

Asset retirement obligations, relating to leasehold improvements associated with land and a building at one of the Company’s facilities in the United Kingdom under lease until December 2021. As a result of the acquisition of C-MAC (a U.K. subsidiary), the Company initially recorded an asset retirement obligation of approximately $967. During the years ended November 30, 2015 and 2014, the Company recorded accretion expense of approximately $69 and $66.

Deferred rent liabilities of $494 ($62 at November 30, 2014), relate to land and a building at one of the Company’s facilities in the United States under lease until November 2024.

13. REDEEMABLE PREFERRED STOCK

The Company, as of March 21, 2014, redeemed all 26,000 shares of its outstanding Series A Preferred Stock. The Company paid the holder of the Series A Preferred Stock an aggregate of $27,600 to effect the redemption. This resulted in a gain of $549, which is recorded in Other expenses (income) on the Consolidated

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Statement of Operations for the year ended November 30, 2014. Following the redemption, all shares of Series A Preferred Stock were cancelled and such shares were returned to authorized but undesignated shares of the Company’s preferred stock.

14. INCOME TAXES

The geographical sources of loss before income taxes for the years ended November 30, 2015 and 2014 were as follows:

	Year ended November 30, 2015	Year ended November 30, 2014
Income (loss) before income taxes:
United States	$(21,079)	$(19,065)
Non-United States	178	1,421

Total	$(20,901)	$(17,644)

The income tax expense (benefit) is summarized as follows:

	Year ended November 30, 2015	Year ended November 30, 2014
Current:
United States	$397	$295
Non-United States	1,290	307

	1,687	602

Deferred:
United States	721	319
Non-United States	(1,013)	349

	(292)	668

Income tax expense	$1,395	$1,270

The consolidated effective tax benefit/(expense) rate (as a percentage of income (loss) before income taxes is reconciled to the U.S. federal statutory tax rate as follows:

	Year ended Nov. 30, 2015	Year ended Nov. 30, 2014
U.S. federal statutory tax rate	34.0%	34.0%
Non-deductible expenses	(1.6)	(1.7)
Effect of foreign tax rates	0.3	0.5
State income taxes, net of federal tax effect	8.2	8.0
Change in valuation allowance	(42.6)	(44.2)
Change in tax rates	(0.5)	1.0
Share based compensation	—	(3.7)
Repatriation of foreign earnings	(2.4)	(3.0)
Return to provision adjustments	(1.9)	2.8
Other	(0.2)	(0.9)

Effective tax rate benefit/(expense)	(6.7)%	(7.2)%

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The components of deferred taxes are as follows as at November 30:

	2015	2014
Deferred income tax assets
Loss carryforwards	$21,379	$15,879
Deferred Gain	2,683	2,896
Share based compensation	926	918
Inventory	3,006	2,397
Intangible assets	664	—
Accruals	959	959
Tax credits	1,458	1,424
Valuation Allowance	(29,566)	(20,657)

	1,509	3,816

Deferred income tax liabilities
Capital assets	(904)	(2,577)
Intangible assets	—	(1,518)
Deferred tax on unremitted earnings	(967)	(521)
Deferred tax on export sales	(3,101)	(2,944)

	(4,972)	(7,560)

	$(3,463)	$(3,744)

	2014	2014
Balance sheet presentation
Deferred income tax assets—current	$—	$561
Deferred income tax assets—long-term (in Other non-current assets)	910	270
Deferred income tax liability—current	—	—
Deferred tax liabilities—long-term	(4,373)	(4,575)

Net deferred tax liabilities	$(3,463)	$(3,744)

The valuation allowance as of November 30, 2015 and 2014 totaled approximately $29,566 and $20,657, respectively, which consisted principally of established reserves for deferred tax assets on carry forward losses from our entities in the United States of America and of foreign entities.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward. The total change in valuation allowance for the year ended November 30, 2015 was approximately $8,910, which primarily relates to the increase in deferred tax assets, partially offset by a utilization of loss carryforwards.

The Company and its subsidiaries have U.S. federal net operating loss carryforwards of approximately $34,608, to apply against future taxable income. These losses will expire in various amounts in years 2024 through 2035. Due to recent acquisitions, these loss carryforwards, and other tax credits, may be subject to certain limitations.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company and its subsidiaries have state net operating loss carryforwards of approximately $138,533 to apply against future state taxable income. These losses will expire in various amounts in years 2024 through 2035.

The Company and its subsidiaries have foreign net operating loss carryforwards of approximately $3,979 to apply against future taxable income. These losses will expire in various amounts in years 2028 through 2035.

With the exception of a deferred tax liability of $967 recorded on its German and certain Canadian operations, the Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries in fiscal 2015 because of management’s intent to indefinitely reinvest such earnings. At November 30, 2015 the aggregate undistributed earnings of the foreign subsidiaries amounted to $26,264. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

The Company has foreign investment credits of approximately $54 as of November 30, 2015 which expire in 2018.

The Company and its subsidiaries have research and development credits of approximately $663 as of November 30, 2015, which expire in 2031 through 2034.

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

For the year ended November 30, 2015, a reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at November 30, 2014	$224
Increases in tax positions taken during a prior period	25
Decreases related to settlement with taxing authorities	(101)

Balance at November 30, 2015	$148

The Company’s unrecognized tax benefits relate to certain U.S. tax credits and state income tax matters, as well as Chinese transfer pricing on intercompany sales of goods. As of November 30, 2015, the Company’s unrecognized tax benefits of approximately $148 would affect the Company’s effective tax rate if recognized.

The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2011-2015 remain open to examination by tax jurisdictions to which the Company is subject.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

15. SHAREHOLDERS’ EQUITY

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, an additional 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company has issued 126,250 shares in escrow from the originally deferred 550,000 shares. The unissued shares were initially accounted for as common shares subscribed but not issued. Following the Kuchera settlement in October 2015 (see Note 19), the Company issued the remaining 423,750 shares. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expired on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of November 30, 2015, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of November 30, 2015. Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 980,881, 245,000 and 15,000 options and RSUs during the years ended November 30, 2015, 2014 and November 30, 2013, respectively (Note 16).

16. STOCK-BASED COMPENSATION

On October 26, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved at the 2007 Annual Meeting of Stockholders of the Company. All the prior options issued by API were carried over to this plan under the provisions of the Plan of Arrangement. On October 22, 2009, the Company amended the Equity Incentive Plan to increase the number of shares of common stock under the plan from 1,250,000 to 2,125,000. On January 21, 2011, the Company amended the Equity Incentive Plan to further increase the number of shares of common stock under the plan from 2,125,000 to 5,875,000, and on June 3, 2011 amended the plan to permit the issuance of RSUs, which amendments were approved by the shareholders of the Company on November 4, 2011. Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,805,359

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

shares are available for issuance pursuant to options, RSUs, or stock as of November 30, 2015. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of November 30, 2015 there was $446 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. For options with certain milestones necessary for vesting, the fair value is not calculated until the conditions become probable. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2015 to 2018.

During the years ended November 30, 2015 and 2014, $952 and ($16), respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

	Year ended November 30, 2015	Year ended November 30, 2014
Expected volatility	72.8%	70.2%
Expected dividends	0%	0%
Expected term	9.3 years	6 years
Risk-free rate	1.48%	1.58%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Shares	Weighted Average Exercise Price
Share Options outstanding—November 30, 2013	1,848,485	$4.98
Less forfeited	(765,175)	$4.90
Exercised	—	$—
Issued	245,000	$2.23

Share Options outstanding—November 30, 2014	1,328,310	$4.52
Less forfeited	(33,183)	$4.60
Exercised	—	$—
Issued	707,500	$1.98

Share Options outstanding—November 30, 2015	2,002,627	$3.62

Share Options exercisable—November 30, 2015	1,265,127	$4.57

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—November 30, 2013	81,667	$3.72
Issued	15,000	$2.37
Vested -Stock issued	(48,333)	$3.72

RSUs outstanding—November 30, 2014	48,334	$3.30
Issued	273,381	$1.96
Vested -Stock issued	(43,334)	$3.72

RSUs outstanding—November 30, 2015	278,381	$1.96

RSUs vested—November 30, 2015	5,000	$2.37

RSUs and Options Outstanding					RSUs and Options Exercisable
Range of Exercise Price	Number of Outstanding at November 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number Exercisable at November 30, 2015	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – $3.55	1,615,881	$2.05	6.97	$594	605,000	$3.04	$—
$3.56 – $4.99	27,084	$3.56	4.90	$—	27,084	$3.56	$—
$5.00 – $6.99	632,209	$5.96	4.84	$—	632,209	$5.96	$—
$7.00 – $20.00	5,834	$14.07	1.49	$—	5,834	$14.07	$—

	2,281,008		6.34	$594	1,270,127		$—

The intrinsic value is calculated as the excess of the market value as of November 30, 2015 over the exercise price of the shares. The market value as of November 30, 2015 was $1.97 per share as reported by the NASDAQ Stock Market.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the period ended:

	Year ended Nov. 30, 2015	Year ended Nov. 30, 2014
Supplemental Cash Flow Information
Cash paid for income taxes	$1,439	$835
Cash paid for interest	$14,973	$9,093
Deferred gain on Sale/Leaseback (note 11c)	$—	$8,383
Capital lease obligation (note 11c)	$—	$5,225

In February and May 2014, the Company received $1,414 and $402, respectively, related to tax refunds from the acquisition of one of its subsidiaries, SenDEC Corporation. In April 2014, $1,500 was removed from escrow related to the sale of the Sensors companies.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

18. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Year ended November 30,	Year ended November 30,
	2015	2014
Weighted average shares-basic	55,541,364	55,448,862
Effect of dilutive securities	*	*

Weighted average shares—diluted	55,541,364	55,448,862

Basic EPS and diluted EPS for the years ended November 30, 2015 and 2014 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	All outstanding options and RSUs aggregating 2,281,008 at November 30, 2015 (1,376,644—2014) incremental shares, and 892,862 warrants at November 30, 2014, have been excluded from the November 30, 2015 and 2014 computations of diluted EPS, as they are anti-dilutive due to the losses generated in each respective year.

19. COMMITMENTS AND CONTINGENCIES

(a)	Rent

The following is a schedule by years of approximate future minimum rental payments under operating leases that have remaining non-cancelable lease terms in excess of one year as of November 30, 2015.

2016	$4,915
2017	4,473
2018	4,470
2019	4,127
2020	3,213
Thereafter	17,346

Total	$38,544

The preceding data reflects existing leases at November 30, 2015, and does not include replacement upon the expiration. In the normal course of business, operating leases are normally renewed or replaced by other leases. Rent expense amounted to $4,150 and $3,919 for the years ended November 30, 2015 and 2014, respectively.

b)

On September 15, 2011, Currency, Inc., KII Inc., Kuchera Industries, LLC, William Kuchera and Ronald Kuchera (the “Plaintiffs”) filed a lawsuit against API and three API subsidiaries (the “API Pennsylvania Subsidiaries”) in the Court of Chancery of the State of Delaware in relation to the Asset Purchase Agreement by and among API, the API Pennsylvania Subsidiaries, the KGC Companies, William Kuchera, and Ronald Kuchera dated January 20, 2010. Plaintiffs’ complaint alleges claims for breach of contract and unjust enrichment based on their contention that API and the API Pennsylvania Subsidiaries violated the Agreement by failing to issue certain shares of stock to Plaintiffs and by

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

failing to cooperate with Plaintiffs in the filing of a final general and administrative overhead rate with the Defense Contracting Audit Agency. API and the API Pennsylvania Subsidiaries filed an answer to the complaint denying all liability and a counterclaim for breach of contract against Plaintiffs. Of the 550,000 shares that had not been delivered under the Asset Purchase Agreement, 126,250 were placed in escrow and the remaining 423,750 shares were previously accounted for as common shares subscribed but not issued with a value of $2,373.

In October 2015, the Company settled the Kuchera litigation described above for a $2,500 note payable to the plaintiffs and the delivery of the remaining 550,000 shares under the Asset Purchase Agreement to the plaintiffs. If the net proceeds resulting from the sale of the 550,000 shares do not, in the aggregate, yield at least $1,000, API will issue additional shares of common stock until the net proceeds of all such shares is $1,000. To the extent net proceeds from the sale of the 550,000 shares exceed $1,000, such excess will be credited against amounts due under the note. As of November 30, 2015 the shares have been issued and delivered, but have not been sold. The closing price of the Company’s stock as of November 30, 2015 was $1.97 per share, as reported by the NASDAQ Stock Market. The note (recorded in Accounts payable and accrued expenses) will bear interest at the rate of 12% until April 1, 2016 and 18% thereafter. Monthly payments of interest only are required until April 1, 2016, and thereafter equal monthly payments of interest and principal will be amortized and payable over a 48 month period. All amounts due under the note will accelerate and become due and payable if the Term Loan Agreement is refinanced. There is no prepayment penalty.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of November 30, 2015 (November 30, 2014—$0). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

20. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the years ended November 30, 2015 and 2014 the Company has reflected within the consolidated statement of operations restructuring charges of $3,346 and $2,217, respectively. These restructuring charges

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

included costs related to the change in the Company’s Chief Executive Officer and Chief Financial Officer and legal charges, and workforce reductions and other expenses related to consolidating certain operations, including Ottawa, Ontario, Canada business to its State College, P.A. facility and consolidating certain parts of its U.K. operations. The actions taken as part of these restructuring activities are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of November 30, 2015.

For the years ended November 30, 2015 and 2014, the following table represents the details of restructuring charges:

	Year ended Nov. 30, 2015	Year ended Nov. 30, 2014
Opening balance	$230	$—
Restructuring charges	3,346	2,217

Accumulated restructuring charges	3,576	2,217
Cash payments	(3,312)	(1,987)

Ending Balance	$264	$230

As of November 30, 2015, the Company has also recorded a lease impairment accrual of approximately $1,671 related to one of the facilities of its EMS business.

21. SEGMENT INFORMATION AND GEOGRAPHICAL DATA

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

Year ended November 30, 2015	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$170,828	$19,192	$42,260	$—	$—	$232,280

Adjusted EBITDA:	21,526	4,098	1,558	—	—	27,182
Acquisition related charges						1,438
Restructuring						3,346
Depreciation and amortization						18,333
Interest expense, net						15,779
Amortization of note discounts and deferred financing costs						746
Other adjustments *						8,441

Loss from continuing operations before income taxes						$(20,901)

Segment assets—as at November 30, 2015	$305,267	$11,089	$21,024	$7,645	$—	$345,025
Goodwill included in assets—as at November 30, 2015	$146,770	$—	$2,469	$—	$—	$149,239
Purchase of fixed assets, to November 30, 2015	$1,139	$31	$186	$—	$—	$1,356

*	Other adjustments primarily include non-cash inventory provisions and charges related to Inmet and Weinschel purchase accounting, contingency accruals, stock based compensation expense, franchise taxes, financing and other adjustments, lease payments for the State College, Pennsylvania facility and foreign exchange losses.

Year ended November 30, 2014	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$162,454	$21,999	$42,404	$—	$—	$226,857

Adjusted EBITDA:	22,372	3,614	(245)	—	—	25,741
Acquisition related charges						479
Restructuring						2,217
Depreciation and amortization						15,965
Interest expense, net						11,765
Amortization of note discounts and deferred financing costs						10,940
Other adjustments *						2,019

Loss from continuing operations before income taxes						$(17,644)

Segment assets—as at November 30, 2014	$241,246	$13,183	$24,235	$4,176	$—	$282,840
Goodwill included in assets—as at November 30, 2014	$114,301	$—	$2,469	$—	$—	$116,770
Purchase of fixed assets, to November 30, 2014	$2,126	$285	$306	$16	$—	$2,733

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

*	Other adjustments primarily include non-cash inventory provisions, stock based compensation expense, franchise taxes, financing and other adjustments, lease payments for the State College, Pennsylvania facility, foreign exchange losses and a change in benefit liability.

The Company has operations in the United States, United Kingdom, Canada, Mexico, China and Germany. Revenues are attributed to geographic regions based upon the location of the customer. The geographic distribution of sales is as follows:

	Year ended November 30, 2015	Year ended November 30, 2014
Revenues
United States	$166,915	$155,476
United Kingdom	23,177	25,229
Canada	7,164	9,772
China	3,558	5,833
Germany	4,056	4,367
All other countries	27,410	26,180

Total	$232,280	$226,857

The geographic distribution of long-lived assets is as follows at November 30:

	2015	2014
Long-lived assets
United States	$22,410	$20,880
United Kingdom	6,923	8,300
Canada	461	901
Mexico	35	30
China	411	453
Germany	6	10

Total	$30,246	$30,574

22. 401(K) PLAN

The Company has adopted a 401(k) deferred compensation arrangement. Under the provision of the plan, the Company was required to match 50% of the first 5% deferred contributions for certain employee contributions. The employer match was suspended effective March 11, 2013 and was reinstated effective April 2014.

Employees may contribute up to a maximum of 100% of eligible compensation. During the years ended November 30, 2015 and 2014, the Company incurred $420 and $189, respectively, as its obligation under the terms of the plan, charged to general and administrative expense.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

23. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the Company’s selected quarterly financial data for the years ended November 30, 2015 and 2014:

	Three months ended				Year ended Nov. 30, 2015
	Feb. 28, 2015	May 31, 2015	* Aug. 31, 2015	Nov. 30, 2015
Revenues	$50,850	$52,281	$67,993	$61,156	$232,280
Operating expenses	11,826	12,307	16,211	18,255	58,599

Operating income (loss)	1,123	(1,345)	1,816	(4,443)	(2,849)

Net income (loss)	$(2,179)	$(4,292)	$(6,296)	$(9,529)	$(22,296)

Basic earnings (loss) per share	$(0.04)	$(0.08)	$(0.11)	$(0.17)	$(0.40)

Diluted earnings (loss) per share	$(0.04)	$(0.08)	$(0.11)	$(0.17)	$(0.40)

*	On June 8, 2015 API completed the acquisition of Inmet and Weinschel

	Three months ended				Year ended Nov. 30, 2014
	Feb. 28, 2014	May 31, 2014	Aug. 31, 2014	Nov. 30, 2014
Revenues	$58,918	$53,169	$56,924	$57,846	$226,857
Operating expenses	11,778	12,340	12,076	11,318	47,512

Operating income (loss)	1,567	(1,930)	2,733	2,214	4,584

Net income (loss)	$(2,124)	$(14,984)	$(634)	$(1,172)	$(18,914)

Basic earnings (loss) per share	$(0.05)	$(0.27)	$(0.01)	$(0.02)	$(0.35)

Diluted earnings (loss) per share	$(0.05)	$(0.27)	$(0.01)	$(0.02)	$(0.35)

24. SUBSEQUENT EVENT

On February 28, 2016, API entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RF1 Holding Company (“Parent”) and RF Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with API surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of API (the “Company Common Stock”) issued and outstanding as of immediately prior to the effective time, other than certain excluded shares, will be cancelled and automatically converted into the right to receive $2.00 cash, without interest (the “Per Share Price”). Company RSUs and Company options will be cancelled and converted into the right to receive the Per Share Price, less, with respect to Company options, the exercise price per share underlying such Company options, if any.

Consummation of the Merger is subject to certain conditions, including, without limitation, (i) the receipt of the necessary approval of the Merger from the Company’s stockholders, which was obtained by written consent on February 29, 2016; (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (iii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under applicable antitrust and competition laws.

API Technologies Corp.

Notes to Consolidated Financial Statements

Dollar Amounts in Thousands, Except Per Share Data

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company prior to the consummation of the Merger.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances (principally in connection with terminating the Merger Agreement to accept a superior proposal, as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $3.5 million.

Upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of $5 million. This reverse termination fee is payable if the Merger Agreement is terminated by the Company if Parent and Merger Sub fail to consummate the Merger under certain circumstances or if Parent or Merger Sub have willfully breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period. A private equity fund affiliated with J.F. Lehman & Company has provided the Company with a limited guaranty guaranteeing the payment of the reverse termination fee and certain other monetary obligations that may be owed by Parent pursuant to the Merger Agreement. The Merger Agreement also provides that either party may, under certain circumstances, specifically enforce the other party’s obligations under the Merger Agreement.

In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by May 27, 2016.

On February 29, 2016, Vintage Albany Acquisition, LLC (“Vintage”), the record and beneficial owner of 22,000,000 shares of API common stock, and Steel Excel Inc. (“Steel”), the record and beneficial owner of 11,377,192 shares of API common stock, approved the Merger and adopted the Merger Agreement by written consent. Together, Vintage and Steel hold over a majority of the outstanding shares of API common stock. The approval by Vintage and Steel constitutes the required approval of the Merger and adoption of the Merger Agreement by the Company’s stockholders under Delaware General Corporation Law and the charter.

On February 28, 2016, in connection with transactions contemplated by the Merger Agreement, the Company entered into Amendment No. 4 to Credit Agreement ( “Amendment No. 4”), by and among the Company, the lenders party thereto and the Agent. Amendment No. 4 amends the Term Loan Agreement to add additional mandatory prepayment events upon the occurrence of a change of control (as defined in the Term Loan Agreement) and/or receipt of any termination fees under the Merger Agreement and decreases the prepayment premiums that the Company is required to pay upon a voluntary or mandatory prepayment of any of the outstanding term loans. Upon consummation of the transactions contemplated by the Merger Agreement, the Company will be required to pay a prepayment premium in an amount equal to 1% of the amount of the term loans prepaid. Amendment No. 4 also amends the amortization schedule applicable to future term loan payments made by the Company by removing the Company’s obligation to make an amortization payment for the fiscal quarters ending February 29, 2016 and May 31, 2016 and requiring the Company to make an amortization payment in an amount equal to 5.0% of the original aggregate term loan amount on the earlier of (a) May 27, 2016 and (b) the date of termination of the Merger Agreement.

Amendment No. 4 reduces the minimum interest coverage ratio and increases the maximum leverage ratio for certain compliance periods, and adds additional events of default upon either (a) the termination of the Merger Agreement or (b) the Company’s failure to consummate the transactions contemplated by the Merger Agreement on or prior to May 27, 2016.