Form 10-K/A
period 2015-11-30
API Technologies Corp.
filed 2016-03-24
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 23, 2016, the Company had 55,850,800 shares of common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

API Technologies Corp. (“API,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended November 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2016 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

API TECHNOLOGIES CORP.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

Amendment No. 1

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Amendment. The words “may,” “will,” “anticipate,” “continue,” “could,” “projected,” “expects,” “believes,” “intends,” and “assumes,” the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Amendment No. 1 with the SEC and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of the Original 10-K Filing. The following table shows information as of March 23, 2016 with respect to each of the Company’s directors. Each of Mr. Kahn, Mr. Avril, Mr. Keating and Mr. Krieg has been serving as a director since 2011. Mr. Tavares was appointed to our Board of Directors (the “Board”) in connection with his appointment as President and Chief Executive Officer of the Company effective March 2, 2015.

Name	Age	Position

Brian R. Kahn	42	Chairman

Matthew E. Avril (1),(2),(3)	55	Director

Melvin L. Keating (1),(2),(3)	69	Director

Kenneth J. Krieg (1),(2),(3)	55	Director

Robert E. Tavares	54	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Brian R. Kahn

Brian R. Kahn became our Chairman of the Board and Chief Executive Officer on January 21, 2011. Mr. Kahn continued to serve as Chief Executive Officer until August 1, 2012 and he continues to serve as Chairman of the Board. Mr. Kahn founded and has served as the investment manager of Vintage Capital Management, LLC (“Vintage”), and its predecessor, Kahn Capital Management, LLC (“KCM”) since 1998. Vintage focuses on public and private market investments in the consumer, manufacturing, and defense industries. Mr. Kahn also was the former Chairman of the Board of White Electronic Designs Corporation, where he served on the Governance, Compensation, and Strategic Alternatives committees. Additionally, he served as a director of Integral Systems, Inc., where he served on the Nominating and Governance, Strategic Growth, and Special Litigation committees. Until recently, Mr. Kahn served as a director of Aaron’s, Inc. (NYSE: AAN) where he was a member of the Nominating & Governance Committee and the Operational & Financial Advisory Committee. Mr. Kahn graduated cum laude and holds a Bachelor of Arts degree in Economics from Harvard University.

As founder of Vintage and KCM, Mr. Kahn brings to the Board business leadership experience and significant investment banking and management skills, including in the defense and electronics industries. He also has corporate governance experience, as former Chairman of the Board of White Electronic Designs Corporation and board member of Integral Systems, Inc. and Aarons Inc. In addition, as our former Chief Executive Officer, he is able to provide the Board with valuable insight on the day-to-day operations of the Company and any current issues it may face.

Matthew E. Avril

Matthew E. Avril has served as a director since February 8, 2011 when he was elected by the Board. He has also been Chair of the Company’s Compensation Committee since February 8, 2011, a member of the Company’s Audit Committee since February 8, 2011, and a member of the Nominating and Governance Committee since its formation in June 2011. Mr. Avril retired from Starwood Hotels & Resorts Worldwide, Inc. on December 31, 2012, where he had served as President, Hotel Group since September 2008. Mr. Avril was responsible for hotel operations worldwide for Starwood’s nine hotel brands, consisting of approximately 1,100 properties in more than 97 countries. Mr. Avril also oversaw Starwood’s global sales organization. Mr. Avril has over 20 years’ experience in the hospitality and vacation ownership industry, serving as President and Managing Director of Operations for Starwood Vacation Ownership (SVO), a division of Starwood Hotels & Resorts Worldwide from 2002 to 2008.

There, he oversaw Sales & Marketing, Resort Operations, Finance, Legal Affairs, Homeowner Association Management, and Human Resources functions. In connection with a spin-off of SVO announced in February 2015, Mr. Avril returned to SVO to serve as Chief Executive Officer following completion of the spin-off. In July of 2014, Mr. Avril joined the board of directors of Aaron’s, Inc. (NYSE: AAN) where he serves on the Audit Committee and the Compensation Committee. Mr. Avril graduated in 1982 with honors from the University of Miami and is a Certified Public Accountant.

Mr. Avril brings valuable and extensive operational and finance experience to the Board.

Melvin L. Keating

Melvin L. Keating has served as a director since January 21, 2011 when he was elected by the Board. He has also been Chair of the Company’s Audit Committee and a member of the Company’s Compensation Committee since January 21, 2011, and a member of the Nominating and Governance Committee since its formation. Mr. Keating served as the President and Chief Executive Officer of Alliance Semiconductor Corp., a worldwide manufacturer and seller of semiconductors, from December 2005 to September 2008 and a Special Consultant to Alliance from October 2005 to December 2005. He is currently a director of Red Lion Hotels Corp., currently serving as a director and member of both the audit and nominating and governance committees, formerly serving as its Chairman of the Board. He is also a director of and was formerly Chairman of the Board of Modern Systems (previously known as BluePhoenix Solutions Ltd.). He is a director, chairman of the compensation committee and a member of the nominating and governance committee of Agilysys Inc. He recently served as a director of the following public companies: Crown Crafts, Inc., (member of the compensation committee, strategic committees and Chair of the capital committee); Pageflex, Inc. (formerly known as Bitstream Inc.), Integral Systems, Inc. (Chair of audit committee and member of compensation committee and strategic growth committee); Aspect Medical Systems, Inc. (member of compensation committee and special committee for acquisitions/divestitures); White Electronic Designs Corporation (member of audit committee, strategic committee and operations committee); Price Legacy Corp. (Chair of audit committee); LCC International Inc. (member of audit committee); Infologix Corp. (Chair of audit committee and member of special committee); Integrated Silicon Solutions Inc. (Chair of audit committee); Tower Semiconductor (member of audit committee); Plymouth Rubber Company (Chair of audit committee and member of compensation committee); and Kitty Hawk, Inc. Mr. Keating holds a B.A. degree in History of Art from Rutgers University, and both an M.S. in Accounting and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania.

Mr. Keating brings extensive business leadership skills and experience to the Board, having served as President and Chief Executive Officer of a worldwide manufacturer and seller of semiconductors and in various other business leadership positions. Mr. Keating also has considerable corporate governance experience from serving on the board of directors, audit committee and compensation committee of numerous companies. This experience provides Mr. Keating with insight into board operations, including emerging trends and best practices. Mr. Keating also has audit and finance experience as a result of his degrees in accounting and finance, experience working as a chief financial officer and service on other public company audit committees.

Kenneth J. Krieg

The Honorable Kenneth J. Krieg has served as a director since February 8, 2011 when he was elected by the Board. He has also been a member of the Company’s Audit and Compensation Committees since February 8, 2011 and has been Chair of the Nominating and Governance Committee since its formation. Mr. Krieg joined the Board of Directors of Chart Acquisition Corp. in January 2014 and serves on the Compensation Committee. Mr. Krieg heads McLean, VA-based Samford Global Strategies, a consulting practice focused on helping clients lead and manage through periods of strategic change. He also serves on the board of directors of several private companies, is an Executive in Residence at Renaissance Strategic Advisors, and is a Fellow at the Center for Naval Analyses. Previously, he served as the Undersecretary of Defense for Acquisition, Technology and Logistics (“USD (AT&L)”) from 2005 to 2007, with overall responsibility for the Department of Defense’s (the “DoD”) procurement, research and development, and other major functions. Prior to his appointment as USD (AT&L), he served as Special Assistant to the Secretary of Defense and Director of Program Analysis & Evaluation, leading an organization that advises the Secretary of Defense on defense systems, programs, and investment alternatives. Before joining the DoD, he was Vice President and General Manager of the Office and Consumer Papers Division of International Paper Company. Mr. Krieg also served as a director of White Electronic Designs Corporation. Mr. Krieg holds a Bachelor of Arts degree in history from Davidson College and a Master’s degree in Public Policy from the Kennedy School of Government at Harvard University.

Mr. Krieg’s extensive experience with defense systems and the DoD along with his strategic planning experience is valuable to the Board.

Robert E. Tavares

Mr. Tavares joined our Board March 2, 2015, at the time he was appointed our President and Chief Executive Officer. Mr. Tavares has 30 years of experience in microelectronics and semiconductors for both commercial and defense applications. From March 2012 until joining the Company, Mr. Tavares served as the President of Crane Electronics Inc. which serves the defense, commercial aerospace and medical markets with microelectronic based solutions for power and microwave applications. Prior experience includes serving as the President of e2v US Operations, a supplier of technology solutions in RF power, semiconductors, including lifecycle management as well as high performance imaging semiconductors for space instrumentation from July 2010 to March 2012. Mr. Tavares also served as a Director of Hunter Technologies, a privately held PCB and EMS provider in Santa Clara CA from June 2010 to April of 2012. Mr. Tavares spent most of his career, from May 1985 to February 2010, at Tyco Electronics, M/A Com Division where he started his career as a design and development engineer and progressively advanced to become the Vice President, General Manager, where he was responsible for setting the strategic direction, growth and profitability of a $320 million RF and microwave multi-site business making a diverse set of highly custom and application specific technology solutions. Mr. Tavares holds a B.S. in Engineering from the University of Massachusetts, Dartmouth.

Mr. Tavares brings extensive knowledge and experience in the industry to the Board. As President and Chief Executive Officer, he will also be able to provide valuable insight on the day-to-day operations of the Company.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons beneficially owning more than 10 percent of a class of our equity securities to file certain reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on our review of Section 16(a) reports and any written representations made to us, the Company believes that all such required filings for the fiscal year ended November 30, 2015 were made in a timely manner, except a grant by the Board to Mr. Seeton on September 8, 2015, of 31,381 restricted stock units (“RSUs”) and 100,000 stock options was reported on a Form 4 as required, but such filing was not made timely.

Code of Ethics

The Company has a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. This Code of Ethics is applicable to all of our directors, officers, employees, and agents. The Code of Ethics covers the areas of conflicts of interest, corporate opportunities, gifts, confidential information, insider trading, and other areas of ethical concern to the Company. The Code of Ethics is posted on our website at www.apitech.com on the Investors, Corporate Governance section. We will post on our website any amendments to or waivers of the Code of Ethics for executive officers or directors in accordance with applicable laws and regulations.

Director Nomination Process

In lieu of a nominating committee charter, the Board adopted a Director Nomination Policy on November 17, 2010. A copy of the Director Nomination Policy can be found on our website www.apitech.com on the Investor Relations, Corporate Governance section.

We also have adopted a policy with respect to director candidates recommended by stockholders. Stockholders wishing to recommend a candidate for inclusion in the proxy materials should submit the recommendation to our Secretary at our principal executive offices not less than 90 days prior to the first anniversary of the date of the previous year’s annual meeting of stockholders; provided, however, that if no annual meeting of stockholders was held in the previous year or if the date the annual meeting is advanced by more than 30 days prior to, or delayed by more than 30 days after, such anniversary date, notice by the stockholder to be timely must be so delivered, or mailed and received, not later than the close of business on the 10th day following the day on which the date of such meeting has been first “publicly disclosed,” meaning disclosure in a press release or in a document publicly filed by us with the SEC.

At the time the stockholder submits the recommendation for a director candidate, the stockholder must provide the following:

•	Certification from the candidate that he or she meets the requirements to be independent under applicable NASDAQ and Exchange Act rules.

•	Consent of the candidate to serve on the Board, if nominated and elected.

•	Agreement of the candidate to complete, upon request, questionnaire(s) customary for directors of the Company.

•	All information relating to such candidate that is required to be disclosed in solicitations of proxies for the election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act.

•	As to the stockholder giving notice, (i) the name and address, as they appear on the Company’s stock ledger, of such stockholder, (ii) the class and number of shares of the Company which are beneficially owned by such stockholder, and (iii) if the stockholder intends, directly or indirectly, to solicit proxies in support of such stockholder’s nominee for election or reelection as a director, the stockholder’s notice shall set forth, as to the stockholder and any other participants in the solicitation of proxies, all information relating thereto that is required pursuant to Regulation 14A under the Exchange Act.

The Nominating and Governance Committee will evaluate candidates recommended by stockholders on the same basis as candidates recommended by other sources, including evaluating the candidate against the standards and qualifications set out in our Director Nomination Policy as well as any other criteria approved by the Board from time to time. The Nominating and Governance Committee will determine whether to interview any candidate.

When evaluating a person for nomination for election to the Board, the qualifications and skills considered by the Board and Nominating and Governance Committee include:

•	whether or not the person will qualify as a director who is “independent” under applicable laws and regulations, including applicable NASDAQ rules, and whether the person is qualified under applicable laws and regulations to serve as a director of the Company;

•	whether or not the person is willing to serve as a director, and willing to commit the time necessary for the performance of the duties of a director;

•	the contribution that the person can make to the Board, with consideration being given to the person’s business experience, education, and such other factors as the Board may consider relevant;

•	whether a candidate contributes to the Board’s overall diversity, with diversity being broadly construed to mean a variety of personal and professional experiences and education;

•	opinions, perspectives, and backgrounds; and

•	the character and integrity of the person.

In addition, the Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the boardroom, contributing to the Board’s ability to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process for identifying nominees will reflect the Company’s practice of re-nominating incumbent directors who continue to satisfy the criteria for membership on the Board, who the Board believes continue to make important contributions to the Board, and who consent to continue their service on the Board.

Audit Committee

The Company has a separately designated Audit Committee, as defined in Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates pursuant to a written charter, which the Board adopted in its current form on November 17, 2010, and can be found on our website www.apitech.com on the Investor Relations, Corporate Governance section. The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the integrity of the financial statements of the Company and the Company’s compliance with legal and regulatory requirements by overseeing and reviewing: the financial reports and other financial information, such as earnings press releases; the Company’s system of internal accounting and financial controls; the engagement and services of the Company’s independent registered public accounting firm; and the annual independent audit of the Company’s financial statements. The Audit Committee also evaluates transactions where the potential for a conflict of interest exists.

The members of the Audit Committee during the fiscal year ended November 30, 2015 were Messrs. Avril, Keating, and Krieg. Mr. Keating became a member of the Audit Committee and its Chairman on January 21, 2011 and Messrs. Avril and Krieg became members of the Audit Committee on February 8, 2011. The Board has determined that each of the members of the Audit Committee is independent under NASDAQ listing standards. The Board also has determined that each of Mr. Keating and Mr. Avril is an audit committee financial expert as defined in Section (d)(5) of Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for the fiscal year ended November 30, 2015, and the fiscal year ended November 30, 2014.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Brian R. Kahn Chairman	2015	23,600		—		26,086	(1)	49,686
	2014	26,000		—		29,324		52,924

Robert E. Tavares (2) President and Chief Executive Officer	2015	390,000		2,232,375	(3)	76,552	(4)	2,698,927
	2014	—		—		—		—

Eric F. Seeton (5) Chief Financial Officer	2015	51,058		407,891	(6)	6,038	(7)	464,987
	—	—		—		—		—

Bel Lazar (8) Former President and Chief Executive Officer	2015	161,539		—		282,707	(9)	444,246
	2014	500,000		—		37,204		537,204

Claudio Mannarino (10) Former Senior Vice President and Chief Financial Officer	2015	175,782	(11)	—		299,086	(11),(12)	474,869
	2014	205,230	(11)	278,594	(13)	19,758	(11)	503,582

(1)	Represents $274 of insurance premiums and $25,812 for health plans.
(2)	Mr. Tavares was appointed as our President and Chief Executive Officer effective March 2, 2015.
(3)	Represents (i) $360,000 paid as a signing bonus in connection with Mr. Tavares’ hiring, (ii) 227,000 RSUs granted on March 2, 2015 as a signing bonus in connection with Mr. Tavares’ hiring, (iii) 567,500 options granted on March 2, 2015 as a signing bonus in connection with Mr. Tavares’ hiring, (iv) $100,000 paid as a cash incentive award under Mr. Tavares’ employment letter agreement with the Company, (v) 162,500 RSUs granted on January 26, 2016 as a bonus for Mr. Tavares’ service during the year ended November 30, 2015, and (vi) 406,250 options granted on January 26, 2016 as a bonus for Mr. Tavares’ service during the year ended November 30, 2015.
(4)	Represents $2,015 of insurance premiums, $6,722 for health plans, $64,565 for relocation expenses, and $3,250 for 401(k) contributions.
(5)	Mr. Seeton was appointed as our Chief Financial Officer effective September 8, 2015.
(6)	Represents (i) 31,381 RSUs granted on September 8, 2015 as a signing bonus in connection with Mr. Seeton’s hiring, (ii) 100,000 options granted on September 8, 2015 as a signing bonus in connection with Mr. Seeton’s hiring, (iii) $30,000 paid as a cash incentive award under Mr. Seeton’s employment letter agreement with the Company, (iv) 35,000 RSUs granted on January 26, 2016 as a bonus for Mr. Seeton’s service during the year ended November 30, 2015, and (v) 100,000 options granted on January 26, 2016 as a bonus for Mr. Seeton’s service during the year ended November 30, 2015.
(7)	Represents $594 of insurance premiums and $5,444 for health plans.
(8)	Mr. Lazar resigned as our President and Chief Executive Officer effective March 1, 2015.
(9)	Represents $250,000 of severance paid to Mr. Lazar in connection with Mr. Lazar’s resignation, $3,000 for car allowance, $672 of insurance premiums and $29,035 for health plans.
(10)	Mr. Mannarino resigned as our Senior Vice President and Chief Financial Officer effective September 8, 2015.

(11)	Amounts shown in the “Salary” and “All Other Compensation” columns for Mr. Mannarino have been converted from Canadian Dollars to U.S. Dollars using the average currency conversion for fiscal 2015 of 0.79 and for fiscal 2014 of 0.91.
(12)	Represents $284,654 of severance paid to Mr. Mannarino in connection with Mr. Mannarino’s resignation, including $81,180 of accrued vacation pay payable to Mr. Mannarino at the time of Mr. Mannarino’s resignation, $8,728 for car allowance, $939 of insurance premiums, and $4,765 for health plans.
(13)	Represents options for 200,000 shares of common stock granted on July 28, 2014 as a bonus in connection with Mr. Mannarino’s promotion to Chief Financial Officer that began vesting in three equal annual installments on July 28, 2015.

Compensation Policies and Procedures

The following is a narrative overview of the Company’s executive compensation policies and procedures.

Overview of Compensation Program

The Compensation Committee oversees our compensation programs, with particular attention to the compensation for our President and Chief Executive Officer, Chief Financial Officer, and the other executive officers. It is the responsibility of the Compensation Committee to review and approve or, as the case may be, recommend to the Board for approval, changes to our compensation policies and benefits programs, to recommend and approve stock-based awards to named executive officers, and to otherwise ensure that the Company’s compensation philosophy is consistent with the best interests of the Company and its stockholders and is properly implemented and monitored. We have not used compensation consultants in determining or recommending the amount or form of executive or director compensation. Because the Compensation Committee did not retain a compensation consultant to assist in determining or recommending director or executive officer compensation for fiscal 2015, it did not need to evaluate the independence, including any potential conflicts of interest or how to address any such conflicts pursuant to SEC and NASDAQ rules.

The day-to-day administration of savings plans, health, welfare, and paid time-off plans and policies applicable to salaried employees in general are handled by our human resources and finance department employees. The responsibility for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies belongs to the Compensation Committee.

Compensation Policies and Procedures

The principal objective of our compensation program is to attract, motivate, and retain and reward highly qualified persons who are committed to the achievement of solid financial performance and excellence in the management of the Company’s assets. The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of annual, long-term, and strategic goals by the Company and to align named executive officers’ interests with those of the Company’s stockholders. The Compensation Committee accomplishes this by providing competitive compensation designed to link executive compensation to the Company’s financial and operational performance, as well as rewarding overall high performance of its named executive officers, with the ultimate objective of increasing stockholder value. The Compensation Committee evaluates compensation against individual performance and external market factors to ensure that we maintain our ability to attract and retain key executive talent. To that end, total compensation is comprised of a base salary plus short-term and long-term incentive compensation, including performance-based bonuses and stock or RSU grants, based on the Company’s objective financial performance as well as subjective factors including achievement of individual goals to promote long-term alignment of executive interests with stockholder interests. The subjective component of the performance bonus provides executives the opportunity to receive additional compensation based on the executive’s ability to function as an effective member of the management team in achieving Company profitability. The subjective component also provides the Compensation Committee flexibility in awarding compensation and permits the Company to integrate non-financial business priorities into the compensation scheme. Individual non-performance bonuses are also part of overall compensation from time to time based on an individual’s special efforts.

We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price. Management and the Compensation Committee are aware of the impact current economic conditions have had on our stock price. The Compensation Committee intends to continue to reward management performance, based on its belief that over time strong operating performance will be reflected through stock price appreciation.

Compensation Philosophy

The goal of our executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time attracting, motivating, and retaining key employees. To achieve this goal, the Company’s named executive officers are offered compensation opportunities that are linked to the Company’s financial performance and to individual performance and contributions to the Company’s success.

To achieve this goal, the Compensation Committee focuses on the following considerations:

•	An emphasis on rewarding our named executive officers with total compensation (including cash, stock options, and RSUs) at competitive market levels, based on each executive’s experience, skills, and individual performance; and

•	An appropriate mix of short-term (salary and cash bonuses) and long-term compensation (stock options and RSUs), which facilitates retention of talented executives and balances short-term and long-term financial goals and behaviors within the Company.

The primary components of the Company’s executive compensation program for its named executive officers have been: base salaries, incentive bonuses, and discretionary bonuses. Bonuses may be paid in cash or with long-term incentive opportunities in the form of options or RSUs. Commensurate with our long-term incentive objectives, the Company paid a signing bonus of options and RSUs to our Chief Executive Officer and a signing bonus of options and RSUs to our Chief Financial Officer in fiscal 2015. The Company’s primary form of short-term compensation has been an executive’s base salary. The Company may also utilize cash bonuses from time to time as part of the short-term component of an executive’s compensation. The Compensation Committee has generally determined that bonuses are to be paid in long-term compensation, such as options and RSUs.

Setting Executive Compensation

The Compensation Committee evaluates the performance of the Chief Executive Officer and the other named executive officers and, based on such evaluation, reviews and approves the annual salary, long-term stock-based compensation, and other material benefits, direct and indirect, of the Chief Executive Officer and other named executive officers. In determining appropriate base salary levels, consideration is given to the named executive officer’s impact level, scope of responsibility, past accomplishments, and other similar factors.

Our former Chief Executive Officer was subject to an employment letter agreement, which set out base salary and target and minimum guaranteed bonus amounts. Our current Chief Executive Officer is also subject to an employment letter agreement, which sets out base salary and target bonus amounts in addition to other benefits generally granted to other executives with commensurate experience and qualifications. See “Agreements with Named Executive Officers” below. In determining the Chief Executive Officer’s base amount of compensation and targets for bonuses, the Compensation Committee considers the status of the Chief Executive Officer as the Company’s most senior officer and the important role he has in establishing our corporate strategy and achieving overall corporate goals. The Chief Executive Officer’s overall compensation therefore reflects this greater degree of policy and decision-making authority, and the higher level of responsibility with respect to our strategic direction and financial and operational results.

Our current Chief Financial Officer is also subject to an employment letter agreement, which sets out base salary and target bonus amounts in addition to other benefits generally granted to other executives with commensurate experience and qualifications. See “Agreements with Named Executive Officers” below. In determining the Chief Financial Officer’s base amount of compensation and targets for bonuses, the Compensation Committee considers the important role the Chief Financial Officer has in achieving overall corporate goals. The Chief Financial Officer’s overall compensation therefore reflects this greater degree of policy and decision-making authority, and the higher level of responsibility with respect to our strategic direction and financial and operational results.

Under his employment letter agreement with the Company, Mr. Tavares is entitled to receive an annual target equity incentive award of 75% of his base salary, based on the achievement of performance goals established by the Compensation Committee. In January 2016 the Compensation Committee awarded to Mr. Tavares a bonus of 162,500 RSUs, which provide for annual equal vesting over three years beginning January 26, 2017, and 406,250 options, which provide for annual equal vesting over three years beginning January 26, 2017. This bonus was paid in consideration of Mr. Tavares’ critical performance in the integration of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) into the Company following their acquisition in June 2015, and general leadership in considering and implementing our strategic plan alternatives. As a result of these acquisitions and strategic planning activities, Mr. Tavares’ responsibilities have increased accordingly, and the Compensation Committee decided Mr. Tavares should be awarded such bonus.

In January 2016 the Compensation Committee also awarded to Mr. Seeton, as a bonus, 35,000 RSUs, which provide for annual equal vesting over three years beginning January 26, 2017, and 100,000 options, which provide for annual equal vesting over three years beginning January 26, 2017. This bonus was paid in consideration of Mr. Seeton’s critical performance in considering and implementing our strategic plan alternatives and the resulting assumption of increased responsibilities by Mr. Seeton.

Role of Executive Officers in Compensation Decisions

Based on the foregoing objectives, the Compensation Committee structures the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate the named executive officers to achieve the business goals set by the Company and to reward the named executive officers for achieving such goals. The Compensation Committee from time to time will rely upon recommendations made by the Company’s management, and in particular, the Chief Executive Officer, regarding compensation for named executive officers other than the Chief Executive Officer. Our former President and Chief Executive Officer, Bel Lazar, did not participate in the determination of his compensation. Our current President and Chief Executive Officer, Bob Tavares, likewise does not and will not participate in the determination of his compensation. Mr. Tavares, however, brings a wealth of industry knowledge and experience, which will aid the Compensation Committee in evaluating the compensation of our other named executive officers. The Compensation Committee will review and approve, or, if the situation warrants, will recommend to the full Board for approval, all new executive compensation programs, including those for the named executive officers. The Chief Executive Officer and such other executives as the Chief Executive Officer deems appropriate will review the performance of each of the named executive officers of the Company (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual performance awards, are presented to the Compensation Committee. The Compensation Committee exercises its discretion in modifying any recommended adjustments or awards to named executive officers.

Agreements with Named Executive Officers

Mr. Tavares became our President and Chief Executive Officer effective March 2, 2015. Under his employment letter agreement with the Company, he is entitled to a base salary of $520,000 and an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee. For the fiscal year ended November 30, 2015, Mr. Tavares was entitled to a minimum $100,000 cash incentive bonus. His target for the incentive payment is 70% of his base salary, with a maximum target opportunity of 100%. Mr. Tavares is also eligible to receive an annual target equity incentive award of 75% of his base salary, based on the achievement of performance goals established by the Compensation Committee. Any such equity incentive award will be determined at the discretion of the Compensation Committee. Mr. Tavares also was granted a cash signing bonus of $360,000 and equity incentive signing bonus of 277,000 RSUs and options to purchase 567,500 shares of the Company’s common stock. Mr. Tavares’ employment is at-will, and either party may terminate the employment at any time and the Company is entitled to modify his job title, salary, and benefits. Although his employment is at-will, Mr. Tavares is entitled to certain severance benefits in the event of termination.

Mr. Lazar, our former President and Chief Executive Officer, had an employment letter agreement with the Company, which entitled him to a base salary of $500,000 and an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee. His target for the incentive payment was 70% of his base salary, with a maximum target opportunity of 100%. Mr. Lazar resigned from the Company effective March 1, 2015, at which time he entered into a separation agreement and release with the Company.

On September 8, 2015, Eric Seeton was appointed as our Chief Financial Officer. Mr. Seeton replaced Claudio Mannarino. Under his employment letter agreement with the Company, Mr. Seeton is entitled to a base salary of $225,000 and an annual cash incentive payable for the achievement of performance goals to be established by the Compensation Committee. His target for the incentive payment is 40% of his base salary, and is to be based on achievement of performance goals as established by the Compensation Committee. For the fiscal year ended November 30, 2015, Mr. Seeton was entitled to a minimum $30,000 cash incentive bonus. Mr. Seeton also was granted an equity incentive signing bonus of 31,381 RSUs and options to purchase 100,000 shares of the Company’s common stock. Mr. Seeton’s employment is at-will, and either party may terminate the employment at any time and the Company is entitled to modify his job title, salary, and benefits. Although his employment is at-will, Mr. Seeton is entitled to certain severance benefits in the event of termination.

Mr. Kahn became our Chairman and Chief Executive officer on January 21, 2011 in connection with the SenDEC acquisition and resigned as Chief Executive Officer effective August 1, 2012. Commencing in Fiscal 2012, he began receiving reduced compensation in comparison to our other non-employee directors, which he continues to receive. He does not receive bonuses or other incentive compensation, although he does receive certain perquisites. The Company has no written employment agreement with Mr. Kahn.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information regarding unexercised stock options and unvested stock awards for each named executive officer as of the end of fiscal 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Brian Kahn	—	—		—	—	—	—	—	—		—
Robert E. Tavares	—	567,500	(2)	—	1.89	3/2/2025	—	—	227,000	(3)	447,190
Eric F. Seeton	—	100,000	(4)	—	2.39	9/8/2025	—	—	31,381	(5)	61,821
Bel Lazar	—	—		—	—	—	—	—	—		—
Claudio Mannarino	200,000 6,250 50,000 120,000	—		—	2.19 6.03 5.72 3.54	2/3/2016 2/3/2016 2/3/2016 2/3/2016	—	—	—		—

(1)	Computed by multiplying the closing market price of the Company’s stock on November 30, 2015 by the number of shares held.
(2)	Represents shares underlying unvested options from an option for 567,500 shares granted on March 2, 2015, which vested on March 2, 2016.
(3)	Represents unvested RSUs from a grant of 227,000 RSUs on March 2, 2015, that vested on March 2, 2016.
(4)	Represents shares underlying unvested options from an option for 100,000 shares granted on September 8, 2015, which provide for annual equal vesting over three years, or the earlier of (i) the date the Company terminates Mr. Seeton other than for cause, or (ii) the date on which Mr. Seeton resigns for good reason.
(5)	Represents unvested RSUs from a grant of 31,381 RSUs on September 8, 2015, which provide for annual equal vesting over three years, or the earlier of (i) the date the Company terminates Mr. Seeton other than for cause, or (ii) the date on which Mr. Seeton resigns for good reason.

Potential Payments Upon Termination, Retirement, or Change of Control

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Upon death or disability of a named executive officer, the named executive officer will receive benefits under the disability or life insurance policies maintained for such officer, as appropriate.

Chief Executive Officer

We are a party to an employment letter agreement with Mr. Tavares dated January 28, 2015. Pursuant to this agreement, if Mr. Tavares’ employment is terminated by the Company without cause or by Mr. Tavares for good reason and the termination occurs in anticipation of or within twenty-four (24) months after a change of control of the Company, he will receive, subject to the terms and conditions of such employment agreement, (1) continued payments of his base salary for a period of 12 months following termination; (2) a lump-sum payment equal to his annual cash incentive award, pro-rated for the period of service during the performance period and payable based on actual performance at the time the bonus would otherwise be paid; and (3) all Mr. Tavares’s outstanding equity awards will immediately vest and be settled in full and such grants shall be exercisable for a period of one year following termination. The receipt of severance benefits described above is subject to Mr. Tavares signing and not revoking a general release of claims in favor of the Company in a form reasonably acceptable to the Company.

In addition, if Mr. Tavares’ employment is terminated by the Company without cause, or terminated as a result of his resignation for good reason, other than in anticipation of or within 24 months after a change in control, then he will receive, subject to the terms and conditions of such employment agreement continued payments of his base salary for a period of 12 months. The receipt of such severance benefits is subject to Mr. Tavares signing and not revoking a general release of claims in favor of the Company in a form reasonably acceptable to the Company.

In connection with Mr. Lazar’s resignation, the Company and Mr. Lazar entered into a separation agreement and release, dated March 2, 2015, effective March 1, 2015 (the “Lazar Separation Date”), which provided for immediate vesting of Mr. Lazar’s unvested RSUs and a severance payment of $250,000 paid bi-weekly for a period that ends on the earlier of: (i) 13 bi-weekly pay periods, commencing with the Separation Date; or (ii) Mr. Lazar accepting a position of full- or part-time employment and beginning work. The Company further agreed to pay Mr. Lazar and his dependent’s Comprehensive Omnibus Budget Reconciliation Act (“COBRA”) monthly premium payments for group medical, dental, and executive supplemental health plans for a period of 12 months following the Lazar Separation Date.

Chief Financial Officer

We are a party to an employment letter agreement with Mr. Seeton dated August 12, 2015. Pursuant to the agreement, if Mr. Seeton’s employment is terminated by the Company without cause or by Mr. Tavares for good reason and the termination occurs in anticipation of or within 24 months after a change of control of the Company, he will receive, subject to the terms and conditions of such employment agreement, (1) continued payments of his base salary for a period of six months following termination; and (2) a lump-sum payment equal to his annual cash incentive award, pro-rated for the period of service during the performance period and payable based on actual performance at the time the bonus would otherwise be paid. The receipt of severance benefits is subject to Mr. Seeton signing and not revoking a general release of claims in favor of the Company in a form reasonably acceptable to the Company.

In addition, if Mr. Seeton’s employment is terminated by the Company without cause, or terminated as a result of his resignation for good reason, other than in anticipation of or within 24 months after a change in control, then he will receive, subject to the terms and conditions of such employment agreement continued payments of his base salary for a period of six months. The receipt of such severance benefits is subject to Mr. Seeton signing and not revoking a general release of claims in favor of the Company in a form reasonably acceptable to the Company.

The term “cause” in Mr. Tavares’ and Mr. Seeton’s employment agreements generally means (1) a material act of dishonesty committed in connection with the executive’s responsibilities as an employee of the Company; (2) conviction of, or plea of nolo contendere to, a misdemeanor involving an act of moral turpitude or a felony; (3) any gross or willful misconduct (including action or failures to act) that causes material harm to the business or reputation of the Company; (4) loss of any security or other clearance required to be maintained due to the Company’s contracting with government agencies; or (5) a material failure to discharge employment duties or material breach of the employment, after demand for performance by the board of directors and failure to cure such breach.

The term “good reason” in Mr. Tavares’ and Mr. Seeton’s employment agreements generally means resignation following expiration of a cure period following any of the following conditions, occurring without executive’s consent: (1) a material diminution of authority, duties, or responsibilities; (2) material change in work location (i.e., relocation of more than fifty (50) miles from current work location); (3) the failure of the Company to obtain assumption of the employment agreement by a successor; (4) any material breach by the Company of any provision of the employment agreement, this letter; (5) a material reduction in current base salary or other compensation, other than a reduction that is also applicable in a substantially similar manner to the other senior executives. For Mr. Tavares’ agreement only “good reason” also includes failure of the Company to appoint him to the board of directors.

In connection with Mr. Mannarino’s termination with the Company in November 2015, the Company and Mr. Mannarino entered into a Release, dated November 30, 2015, effective November 3, 2015 (the “Mannarino Separation Date”), which provides for immediate vesting of Mr. Mannarino’s unvested options and a severance payment of certain legal fees and severance of 17 months’ base salary, less the pay in lieu of notice and severance pay which will have been provided under statutory requirements. The Company further agreed to pay Mr. Mannarino’s COBRA monthly premium payments for group medical, dental, and executive supplemental health plans for a period of three months following the Mannarino Separation Date.

There are currently no other required payments upon termination, retirement, or change of control for any of our named executive officers.

Risk Considerations in our Compensation Program

As discussed above, we structure the compensation of management, other than our current Chairman, who receives minimal compensation for his services, to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income so executives do not feel pressured to focus exclusively on short term gains, or annual stock price performance which may be to the detriment of long term appreciation and other business metrics. The variable (any cash bonus or equity awards) portion of compensation is designed to reward both individual performance and overall corporate performance. We believe that the variable components of compensation are sufficient to motivate executives to produce superior short and long terms corporate results, while the fixed element is also sufficient that executives are not encouraged to take unnecessary or excessive risks in doing so.

Director Compensation for Fiscal 2015

The following table provides information with respect to the compensation earned during the fiscal year ended November 30, 2015 for directors who are not named executive officers and who served as a director at any time during the fiscal year ended November 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1),(2) ($)	Total ($)

Matthew E. Avril	47,500	10,050	57,550

Melvin L. Keating	50,000	10,050	60,050

Kenneth J. Krieg	47,500	10,050	57,550

(1)	Represents the aggregate grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. The grant date fair value of each RSU is measured based on the closing price of our common stock on the date of grant.
(2)	The listed directors had the following options and RSUs outstanding at the end of the fiscal year ended November 30, 2015: Mr. Avril: 5,000 unvested RSUs; Mr. Keating: 5,000 unvested RSUs; and Mr. Krieg: 5,000 unvested RSUs.

The Board determined in June 2011 that in order to attract and retain qualified non-employee members of the Board, that independent directors would receive director compensation in both cash and RSUs. Independent directors, therefore, currently receive an annual cash retainer of $40,000, the chair of the Audit Committee receives an additional annual cash retainer of $10,000, and the chairs of the Compensation Committee and the Nominating and Governance Committee each receive an additional cash retainer of $7,500, with all such amounts payable quarterly.

Any person who newly becomes a non-employee independent director will be entitled to 10,000 RSUs, with one-third immediately exercisable and the remaining two-thirds vesting in two equal installments on the first and second anniversary date of the grant subject to the continued service of the recipient as a member of the Board through such date. Also, an award of 5,000 RSUs is to be granted automatically to each non-employee independent director on the day of each annual meeting, with such award vesting on the day prior to the annual meeting following the annual meeting at which such award is granted, subject to the continued service of the recipient as a Board member through such date. Messrs. Avril, Keating, and Krieg, therefore, received 5,000 RSUs on April 21, 2015, the date of our 2015 annual stockholder meeting. As our Chairman and Chief Executive Officer, Mr. Kahn and Mr. Tavares, respectively, are not non-employee independent directors and are not eligible for this award of RSUs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of November 30, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders (2)	2,278,924	$3.17	2,805,359
Equity compensation plans not approved by security holders (3)	2,084	$12.00	—
Total	2,281,008	$3.18	2,805,359

(1)	The weighted average exercise price does not take into account the shares subject to outstanding RSUs, which have no exercise price.
(2)	The Company’s 2006 Equity Incentive Plan was approved by stockholders on October 19, 2007. 15,000 RSUs and 245,000 options were awarded to plan participants for the fiscal year ended November 30, 2015.
(3)	Represents 2,084 options under stock grant awarded to a former director.

Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2016, we had 55,850,800 shares of our common stock outstanding and 22,617 exchangeable shares outstanding. The following table sets forth as at March 23, 2016, the name and address and the number of shares of our common stock (assuming for such purposes that the exchangeable shares constitute outstanding shares of our common stock) beneficially owned by (1) each person known by us to be the beneficial owner of more than 5% of our common stock, (2) each director and each named executive officer, and (3) all officers and directors as a group. Unless otherwise indicated, the address for the executive officers and directors is the executive office of the Company.

Name and Address of Beneficial Owner	Number of Our Shares of Common Stock Beneficially Owned (1)	Percentage of Our Shares of Common Stock Beneficially Owned (2)
Brian R. Kahn (3)	22,000,000	39.4%
Robert E. Tavares (4)	794,500	1.4%
Eric F. Seeton	—	*	%
Matthew E. Avril (5)	80,300	*	%
Melvin L. Keating (5)	37,400	*	%
Kenneth J. Krieg (5)	32,000	*	%
Bel Lazar (6)	—	*	%
Claudio Mannarino (7)	8,333	*	%
All Officers and Directors as a group (8 persons)	22,952,533	40.7%

5% stockholders
Vintage Albany Acquisition, LLC (3)	22,000,000	39.4%
4705 S. Apopka Vineland Rd. Suite 210 Orlando, FL 32819

Steel Excel, Inc. (8) 1133 Westchester Avenue Suite N222 White Plains, NY 10604	11,434,278	20.5%

*	Less than 1%.
(1)	All shares are owned directly and beneficially by the stockholder indicated and such stockholder has sole voting and investment power, unless otherwise indicated. Includes our common stock and exchangeable shares of API Nanotronics Sub convertible into our common stock. Does not include exchangeable shares owned by us or our subsidiaries.
(2)	Computed by dividing the number of shares beneficially held by each stockholder, including common stock such stockholder has the right to acquire through the exercise of any option, or right within 60 days, by the sum of (i) the total number of issued and outstanding shares of our common stock, plus (ii) the total number of issued and outstanding exchangeable shares (other than exchangeable shares owned by us and our subsidiaries), plus (iii) shares of common stock such stockholder has the right to acquire through the exercise of any option or right within 60 days. Excluded are API Electronics Group, Inc. common shares convertible into our common stock or exchangeable shares pursuant to the Plan of Arrangement that we entered into with API Electronics Group, Inc. in connection with a business combination in November 2006.

(3)	Vintage Albany Acquisition, LLC, Vintage Albany Partners LP, Vintage Albany Partners GP LLC, Vintage Capital Management, LLC, Kahn Capital Management, LLC, Brian R. Kahn, Andrew M. Laurence, and Jeremy R. Nowak have shared voting power and shared investment power with respect to all 22 million shares.
(4)	Includes 567,500 shares underlying options, all of which vested on March 2, 2016.
(5)	Does not include 5000 RSUs that will vest on the earlier of the completion of the Merger (as defined below) and the day before the next annual meeting.
(6)	Mr. Lazar resigned as our President and Chief Executive Officer effective March 1, 2015.
(7)	Mr. Mannarino no longer served as our Senior Vice President and Chief Financial Officer effective September 8, 2015.
(8)	Reflects beneficial ownership derived solely from information reported in a Schedule 13D/A filed May 13, 2014 and a Form 4 filed June 24, 2014. The Schedule 13D/A indicates that each of Steel Excel Inc., Steel Partners Holdings L.P., SPH Group LLC, SPH Group Holdings LLC, and Steel Partners Holdings GP Inc. is deemed to have shared power to vote and dispose of the shares.

Changes in Control

On February 28, 2016, we entered into an Agreement and Plan of Merger with RF1 Holding Company (“Parent”) and RF Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with API surviving the Merger as a wholly owned subsidiary of Parent. Completion of the Merger is conditioned upon certain closing conditions, and if such closing conditions are not met, the Merger will not be consummated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since December 1, 2013, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the years ended November 30, 2015 and 2014 and in which any current director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Director Independence

The Board has affirmatively determined that each of Matthew E. Avril, Kenneth J. Krieg and Melvin L. Keating qualify as independent in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board of Directors has established three standing committees: Audit Committee, Compensation Committee, and a Nominating and Governance Committee. Each member of these committees meets the independence standards set forth under the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for services provided by EY relating to the fiscal year ended November 30, 2015, and the fiscal year ended November 30, 2014.

	Fiscal Year 2015	Fiscal Year 2014
	E&Y	E&Y
Audit Fees	$1,718,600	$1,111,155
Audit-Related Fees	$12,000	$—
Tax Fees	$5,000	$3,200
All Other Fees	$—	$—
Total	$1,735,600	$1,117,372

The following is a description of the nature of the services comprising the fees disclosed in the table above for each of the four categories of services. The Audit Committee has considered whether providing non-audit services is compatible with maintaining EY’s independence.

Audit Fees

These are fees for professional services for the audit of our annual consolidated financial statements, the review of financial statements included in Quarterly Reports on Form 10-Q and services that are normally rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

These are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements that are not included as audit fees. The services for fiscal 2015 relate to due diligence for the Merger.

Tax Fees

These are fees for professional services rendered with respect to tax compliance, tax advice, and tax planning. The services for fiscal year 2015 relate to tax services for the Inmet and Weinschel transactions and for fiscal 2014 related to tax advice with respect to Mexico transfer pricing.

All Other Fees

These are fees for services that do not meet the above category descriptions.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for pre-approving all audit services and permitted non-audit services (including the fees and retention terms) to be performed for the Company by its auditors prior to their engagement for such services. The Audit Committee has delegated to each of its members the authority to grant pre-approvals, such approvals to be presented to the full Committee at the next scheduled meeting. None of the fees paid under the categories Audit-Related Fees, Tax Fees, and All Other Fees, if any, were approved by the Audit Committee after the services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits filed herewith are listed on the Index to Exhibits.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API Technologies Corp.

Date: March 24, 2016	By:	/s/ Robert E. Tavares
Robert E. Tavares President and Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2016	By:	/s/ Eric F. Seeton
Eric F. Seeton Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.