Form 10-Q
period 2016-02-29
API Technologies Corp.
filed 2016-04-13
CIK 1081078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

55,855,800 shares of common stock with a par value of $0.001 per share at April 1, 2016.

API TECHNOLOGIES CORP. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended February 29, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

API TECHNOLOGIES CORP.

Consolidated Balance Sheets

(unaudited) (Dollar Amounts in Thousands)

	February 29, 2016	November 30, 2015
Assets
Current
Cash and cash equivalents	$4,519	$7,207
Accounts receivable, less allowance for doubtful accounts of $739 and $756 at February 29, 2016 and November 30, 2015, respectively	40,428	41,684
Inventories, net (note 5)	63,985	65,243
Prepaid expenses and other current assets	2,247	1,980

	111,179	116,114
Fixed assets, net	29,324	30,246
Goodwill	149,239	149,239
Intangible assets, net	43,968	46,928
Other non-current assets	1,102	2,498

Total assets	$334,812	$345,025

Liabilities and Shareholders’ Equity
Current
Accounts payable and accrued expenses	$37,744	$41,795
Deferred revenue	4,323	3,694
Current portion of long-term debt (note 8)	27,200	21,816

	69,267	67,305
Deferred income taxes	4,683	4,373
Other long-term liabilities	1,640	1,601
Long-term debt, net of current portion and discount of $2,161 and $2,480 at February 29, 2016 and November 30, 2015, respectively (note 8)	170,554	175,730
Deferred gain (note 8c)	7,044	7,193

	253,188	256,202

Commitments and contingencies (note 13)
Shareholders’ Equity
Common shares ($0.001 par value, 250,000,000 authorized shares, 55,850,736 and 55,850,736 shares issued and outstanding at February 29, 2016 and November 30, 2015, respectively)	56	56
Special voting stock ($0.01 par value, 1 share authorized, issued and outstanding at February 28, 2016 and November 30, 2015, respectively)	—	—
Additional paid-in capital	331,492	331,144
Accumulated deficit	(248,827)	(242,401)
Accumulated other comprehensive income (loss)	(1,097)	24

	81,624	88,823

Total Liabilities and Shareholders’ Equity	$334,812	$345,025

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited) (Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended Feb. 29, 2016	For the Three Months Ended Feb. 28, 2015
Revenue, net	$54,427	$50,850
Cost of revenues
Cost of revenues	40,063	37,859
Restructuring charges	527	42

Total cost of revenues	40,590	37,901

Gross profit	13,837	12,949

Operating expenses
General and administrative	8,430	5,279
Selling expenses	3,896	3,655
Research and development	871	2,000
Business acquisition and related charges	183	62
Restructuring charges	69	830

Total operating expenses	13,449	11,826

Operating income	388	1,123
Other expense (income), net
Interest expense, net	5,326	3,127
Amortization of note discounts and deferred financing costs	343	23
Other expense (income), net	456	(120)

	6,125	3,030

Loss before income taxes	(5,737)	(1,907)
Expense for income taxes	689	272

Net loss	$(6,426)	$(2,179)

Net loss per share—Basic and diluted	$(0.11)	$(0.04)

Weighted average shares outstanding
Basic	55,914,633	55,461,217
Diluted	55,914,633	55,461,217
Comprehensive loss
Unrealized foreign currency translation adjustment	(1,121)	(428)

Other comprehensive loss	(1,121)	(428)

Comprehensive loss	$(7,547)	$(2,607)

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(In thousands of dollars, except share data)

	Common stock- number of shares	Common stock amount	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at November 30, 2015	55,850,736	$56	$331,144	$(242,401)	$24	$88,823
Stock-based compensation expense	—	—	348	—	—	348
Net loss for the period	—	—	—	(6,426)	—	(6,426)
Other comprehensive loss	—	—	—	—	(1,121)	(1,121)

Balance at February 29, 2016	55,850,736	$56	$331,492	$(248,827)	$(1,097)	$81,624

The accompanying notes are an integral part of these consolidated financial statements.

API TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(Unaudited) (Dollar Amounts in Thousands)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Cash flows from operating activities
Net loss	$(6,426)	$(2,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,322	3,459
Amortization of note discounts and deferred financing costs	343	23
Stock based compensation	348	79
Gain on sale of fixed assets	(149)	(149)
Deferred income taxes	311	98
Changes in operating asset and liabilities, net of business acquisitions
Accounts receivable	674	2,410
Inventories	438	(3,830)
Prepaid expenses and other current assets	(309)	39
Accounts payable and accrued expenses	(2,379)	560
Deferred revenue	857	153

Net cash (used for) provided by operating activities	(1,970)	663
Cash flows from investing activities
Purchase of fixed assets	(271)	(159)
Purchase of intangible assets	(61)	(107)

Net cash used by investing activities	(332)	(266)
Cash flows from financing activities
Repayments of long-term debt (note 8)	(41)	(2,500)

Net cash used by financing activities	(41)	(2,500)
Effect of exchange rate on cash and cash equivalents	(345)	44

Net decrease in cash and cash equivalents	(2,688)	(2,059)
Cash and cash equivalents, beginning of period	7,207	8,258

Cash and cash equivalents, end of period	$4,519	$6,199

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

On February 28, 2016, API entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RF1 Holding Company (“Parent”) and RF Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with API surviving the Merger as a wholly owned subsidiary of Parent (see Note17).

On June 8, 2015 API completed the acquisition of Aeroflex / Inmet, Inc. (“Inmet”) and Aeroflex / Weinschel, Inc. (“Weinschel”) from Cobham plc for a total purchase price of approximately $80,000. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC (see Note 4 and Note 8a).

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

Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of February 29, 2016 and the results of its operations and cash flows for the three month period ended February 29, 2016. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended November 30, 2015 included in the Company’s Form 10-K filed with the SEC on March 2, 2016.

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

In the ordinary course of business, the Company carries out transactions in various foreign currencies (British Pounds Sterling, Canadian Dollars, Chinese Yuan, Euros, and Mexican Pesos) included in the Company’s cash, accounts receivable, accounts payable, bank indebtedness, as well as a mortgage loan. The translation adjustments related to these accounts have been reflected as a component of comprehensive loss. Currently, the Company does not maintain a foreign currency hedging program.

Debt Issuance Costs and Long-term Debt Discounts

Fees paid to obtain debt financing or amendments under such debt financing are treated as debt issuance costs and are capitalized and amortized over the life of the debt using the effective interest method. These payments are shown as a financing activity on the consolidated statement of cash flows and are shown as net against long-term debt in the consolidated balance sheets.

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

The U.S., U.K. and Canadian Governments’ Departments of Defense (directly and through subcontractors) accounts for approximately 41%, 12% and 3% of the Company’s revenues for the three months ended February 29, 2016 (41%, 11% and 1% for the three months ended February 28, 2015), respectively. A loss of a significant customer could adversely impact the future operations of the Company.

Earnings (Loss) per Share of Common Stock

Basic earnings per share of common stock is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock gives effect to all dilutive potential shares of common stock outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings per share (Note 12).

Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, is shown in the Consolidated Statement of Operations and Comprehensive Income (Loss).

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The new guidance will supersede the existing revenue recognition requirements, and most industry-specific guidance. Following the announcement of a one year deferral in July 2015, for a public entity, the amendments in this guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued guidance, which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt in fiscal 2020 and is currently evaluating the impact of the guidance on its consolidated financial statements.

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value when the FIFO or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. Earlier adoption is permitted. The Company is currently assessing the impact the adoption of the amended guidance will have on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

4. ACQUISITIONS

Inmet and Weinschel

On June 8, 2015 API completed the acquisition of Inmet and Weinschel for a total purchase price of $79,392, which included a payment of $80,000 partially offset by a working capital adjustment of $608. Inmet and Weinschel have each been in business for more than 40 years, and each manufactures and sells RF and microwave products for defense, space, avionics, wireless, and test and measurement applications. The acquisitions of Inmet and Weinschel add breadth to API’s RF, microwave, and microelectronics product portfolio, extend the Company’s subsystems offering, and further API’s reach in key end markets, including defense, space, commercial aviation, and wireless. API financed the acquisition with an $85,000 add-on to its existing term loan with Guggenheim Corporate Funding LLC (see Note 8). The acquisition expands the Company’s RF and Microwave capabilities and the Company believes that additional revenue opportunities will be generated through cross selling. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

Revenues and net loss of Inmet and Weinschel combined, for the three month period ended February 29, 2016 were approximately $10,583 and $632, respectively.

Fixed assets acquired in this transaction consist of the following:

(in thousands)
Land	$385
Buildings and leasehold improvements	3,397
Computer equipment	15
Furniture and fixtures	207
Machinery and equipment	1,361

Total fixed assets acquired	$5,365

The following unaudited pro forma summary presents the combined results of operations as if the Inmet and Weinschel acquisitions described above had occurred at the beginning of the three month period ended February 28, 2015.

Three months ended February 28,
2015
Revenues	$62,045
Net loss	$130
Net loss per share—basic and diluted	$0.00

5. INVENTORIES

Inventories consisted of the following:

	(in thousands)
	February 29, 2016	November 30, 2015
Raw materials	$34,624	$34,222
Work in progress	19,257	19,355
Finished goods	10,104	11,666

Total	$63,985	$65,243

At February 29, 2016 and November 30, 2015, inventories are presented net of inventory reserves of $8,169 and $9,343, respectively.

6. SHORT-TERM DEBT

The Company has a credit facility in place for certain of its U.K. subsidiaries for approximately $347 (250 GBP), which renews in July 2016. This line of credit is tied to the prime rate in the United Kingdom and is secured by the subsidiaries’ assets. This facility was undrawn as of February 29, 2016 and November 30, 2015.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	February 29, 2016	November 30, 2015
Trade accounts payable	$19,843	$22,493
Accrued expenses	13,204	12,551
Wage and vacation accrual	4,697	6,751

Total	$37,744	$41,795

8. LONG-TERM DEBT

The Company had the following long-term debt obligations:

	(in thousands)
	February 29, 2016	November 30, 2015
Term loans, due February 6, 2018, base rate plus 7.50% interest or LIBOR plus 8.50%, (a)	$193,690	$193,690
Mortgage loan, due 2027, 1.35% above Barclays fixed bank rate (b)	864	956
Capital leases payable (c)	5,361	5,380

	$199,915	$200,026
Less: Current portion of long-term debt	(27,200)	(21,816)
Discount and deferred financing charges on term loans	(2,161)	(2,480)

Long-term portion	$170,554	$175,730

a)	On February 6, 2013, the Company refinanced its credit facilities and entered into (i) a credit agreement (the “Term Loan Agreement”) with various lenders and Guggenheim Corporate Funding, LLC, as agent (the “Agent”) that provided for a $165,000 term loan facility and (ii) a credit agreement with various lenders and Wells Fargo Bank, National Association (the “Revolving Loan Agreement”) that provided for a $50,000 asset-based revolving borrowing base credit facility, with a $10,000 subfacility (or the Sterling equivalent) for certain of our United Kingdom subsidiaries, a $10,000 subfacility for letters of credit and a $5,000 subfacility for swingline loans.

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

On February 28, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement ( “Amendment No. 4”), by and among the Company, the lenders party thereto and the Agent.

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

Interest is due and payable in arrears monthly for term loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of term loans with interest periods greater than three months) in the case of term loans bearing interest at the adjusted LIBOR rate. Principal payments of the term loans are paid at the end of each of the Company’s fiscal quarters, with the balance of any outstanding term loans due and payable in full on February 6, 2018. The quarterly principal payments amortized at 1.25% for the fiscal quarters through the end of the Company’s 2014 fiscal year, at 1.875% for the fiscal quarters through the end of the Company’s 2015 fiscal year and will amortize at 2.50% for each of the fiscal quarters thereafter.

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

The Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, dispose of assets and pay dividends or make distributions to stockholders. The Term Loan Agreement has the financial covenants of a minimum interest coverage ratio and maximum leverage ratio. On February 28, 2016, in connection with transactions contemplated by the Merger Agreement (see Note 17), the Company entered into Amendment No. 4. Amendment No. 4 amends the Term Loan Agreement to add additional mandatory prepayment events upon the occurrence of a change of control (as defined in the Term Loan Agreement) and/or receipt of any termination fees under the Merger Agreement and decreases the prepayment premiums that the Company is required to pay upon a voluntary or mandatory prepayment of any of the outstanding term loans. Upon consummation of the transactions contemplated by the Merger Agreement, the Company will be required to pay a prepayment premium in an amount equal to 1% of the amount of the term loans prepaid. Amendment No. 4 also amends the amortization schedule applicable to future term loan payments made by the Company by removing the Company’s obligation to make an amortization payment for the fiscal quarters ending February 29, 2016 and May 31, 2016 and requiring the Company to make an amortization payment in an amount equal to 5.0% of the original aggregate term loan amount on the earlier of (a) May 27, 2016 and (b) the date of termination of the Merger Agreement.

Amendment No. 4 reduces the minimum interest coverage ratio and increases the maximum leverage ratio for the November 30, 2015 compliance period and the fiscal 2016 compliance periods, and adds additional events of default upon either (a) the termination of the Merger Agreement or (b) the Company’s failure to consummate the transactions contemplated by the Merger Agreement on or prior to May 27, 2016. At February 29, 2016, the Company was in compliance with these amended financial covenants.

Pursuant to the Term Loan Agreement, the Company is also required to limit its annual capital expenditures to $4,000 per fiscal year (subject to carry-over rights).

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

9. SHAREHOLDERS’ EQUITY

On January 20, 2010 the Company agreed to issue 800,000 shares of API common stock payable as part of the compensation to Kuchera Defense Systems, Inc. (“KDS”), KII, Inc. (“KII”) and Kuchera Industries, LLC (“KI Industries” and collectively with KDS and KII, the “KGC Companies”) or their designees. 250,000 shares were issued and delivered at closing, an additional 250,000 shares were to be issued and delivered on the first anniversary of the closing and 300,000 shares were to be issued and delivered on the second anniversary of the closing. The Company issued 126,250 shares in escrow from the originally deferred 550,000 shares. The unissued shares were initially accounted for as common shares subscribed but not issued. Following the Kuchera settlement in October 2015, the Company issued the remaining 423,750 shares. In addition, on January 20, 2010 and January 22, 2010, we issued warrants to purchase an aggregate of 892,862 shares of common stock with an exercise price of $5.60 per share, which expired on January 20, 2015 and January 22, 2015.

In connection with the Plan of Arrangement that occurred on November 6, 2006, the Company was obligated to issue 2,354,505 shares of either API common stock or exchangeable shares of API Nanotronics Sub, Inc. in exchange for the API Electronics Group Corp. common shares previously outstanding. As of February 29, 2016, API is obligated to issue a remaining approximately 63,886 shares of its common stock under the Plan of Arrangement either directly for API common shares or in exchange for API Nanotronics Sub, Inc. exchangeable shares not held by API or its affiliates. There are 22,617 exchangeable shares outstanding (excluding exchangeable shares held by the Company) as of February 29, 2016. Exchangeable shares are substantially equivalent to our common shares.

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

The Company issued 661,250 options and 217,500 RSUs during the three months ended February 29, 2016 (no options or RSUs during three months ended February 28, 2015) (Note 10). The Company values its option grants using the Black-Scholes option-pricing model.

10. STOCK-BASED COMPENSATION

Of the 5,875,000 shares authorized under the Equity Incentive Plan, 2,341,534 shares are available for issuance pursuant to options, RSUs, or stock as of February 29, 2016. Under the Company’s Equity Incentive Plan, incentive options and non-statutory options may have a term of up to ten years from the date of grant. The stock option exercise prices are equal to at least 100 percent of the fair market value of the underlying shares on the date the options are granted.

As of February 29, 2016 there was $641 of total unrecognized compensation related to non-vested stock options, which are not contingent upon attainment of certain milestones. The cost is expected to be recognized over the remaining periods of the options, which are expected to vest from 2015 to 2019.

During the three months ended February 29, 2016 and February 28, 2015, $348 and $79, respectively, has been recognized as stock-based compensation expense in general and administrative expense.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions detailed below:

Year ended February 29, 2016
Expected volatility	70.8%
Expected dividends	0%
Expected term	9.3 years
Risk-free rate	1.7%

The summary of the common stock options granted, cancelled, exchanged or exercised under the Plan:

	Options	Weighted Average Exercise Price
Stock Options outstanding—November 30, 2014	1,328,310	$4.52
Less forfeited	(33,183)	$4.60
Issued	707,500	$1.98

Stock Options outstanding—November 30, 2015	2,002,627	$3.62
Less forfeited	(414,925)	$3.21
Issued	661,250	$1.15

Stock Options outstanding—February 29, 2016	2,248,952	$2.97

Stock Options exercisable—February 29, 2016	850,202	$5.24

Restricted stock unit activity under the 2006 Equity Compensation Plan is presented below:

	Units	Weighted Average Grant Date Fair Value
RSUs outstanding—November 30, 2014	48,334	$3.30
Issued	273,381	$1.96
Vested—Stock issued	(43,334)	$3.72

RSUs outstanding—November 30, 2015	278,381	$1.96
Issued	217,500	$1.15

RSUs outstanding—February 29, 2016	495,881	$1.61

RSUs vested—February 29, 2016	5,000	$2.37

	RSUs and Options Outstanding				RSUs Vested and Options Exercisable
Range of Exercise Price	Number of Outstanding at Feb. 29, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Vested or Exercisable at Feb. 29, 2016	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.00 – $3.55	2,149,631	$1.45	7.92	$1,530	260,000	$3.41	$10
$3.56 – $4.99	17,084	$3.56	4.65	$—	17,084	$3.56	$—
$5.00 – $6.99	572,284	$5.98	4.73	$—	572,284	$5.98	$—
$7.00 – $20.00	5,834	$14.07	1.24	$—	5,834	$14.07	$—

	2,744,833		7.22	$1,530	855,202		$10

The price of the RSUs for purposes of Weighted Average Exercise Price is zero. The intrinsic value is calculated as the excess of the market value as of February 29, 2016 over the exercise price of the options and over an amount of zero with respect to the RSUs. The market value as of February 29, 2016 was $1.95 as reported by the NASDAQ Stock Market.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information:

	(in thousands) Three months ended
	February 29, 2016	February 28, 2015
Supplemental Cash Flow Information
Cash paid for income taxes	$636	$220
Cash paid for interest	$4,627	$2,792

12. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share (EPS):

	Three months ended February 29 and February 28
	2016	2015
Weighted average shares-basic	55,914,633	55,461,217
Effect of dilutive securities	*	*

Weighted average shares—diluted	55,914,633	55,461,217

Basic EPS and diluted EPS for the three months ended February 29, 2016 and February 28, 2015 have been computed by dividing the net income (loss) by the weighted average shares outstanding. The weighted average numbers of shares of common stock outstanding includes exchangeable shares and shares to be issued under the Plan of Arrangement.

*	Outstanding options and RSUs aggregating 2,744,833 – February 29, 2016 (1,363,961 – February 28, 2015) incremental shares have been excluded from the February 29, 2016 and February 28, 2015 computation of diluted EPS as they are anti-dilutive due to the losses generated in each respective period.

13. COMMITMENTS AND CONTINGENCIES

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

In October 2015, the Company settled the Kuchera litigation described above for a $2,500 note payable to the plaintiffs and the delivery of the remaining 550,000 shares under the Asset Purchase Agreement to the plaintiffs. If the net proceeds resulting from the sale of the 550,000 shares do not, in the aggregate, yield at least $1,000, API will issue additional shares of common stock until the net proceeds of all such shares is $1,000. To the extent net proceeds from the sale of the 550,000 shares exceed $1,000, such excess will be credited against amounts due under the note. As of February 29, 2016 the shares have been issued and delivered, but have not been sold. The closing price of the Company’s stock as of February 29, 2016 was $1.95 per share, as reported by the NASDAQ Stock Market. The note (recorded in Accounts payable and accrued expenses) will bear interest at the rate of 12% until April 1, 2016 and 18% thereafter. Monthly payments of interest only are required until April 1, 2016, and thereafter equal monthly payments of interest and principal will be amortized and payable over a 48 month period. All amounts due under the note will accelerate and become due and payable if the Term Loan Agreement is refinanced. There is no prepayment penalty.

In connection with the Merger, three purported class action complaints have been filed on behalf of the stockholders against the Company, members of the board of directors, J.F. Lehman & Company, Parent and Merger Sub in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida. The three complaints are captioned as follows: Smith v. API Technologies Corp. et. al., 2016-CA-001988-O (Cir. Ct. Fl.); Marcus v. API Technologies Corp. et. al., 2016-CA-002257-O (Cir. Ct. Fl.); Strougo v. API Technologies Corp. et. al., 2016-CA-002629-O (Cir. Ct. Fl.) (actions filed March 2, 2016, March 14, 2016, and March 24, 2016, respectively). The complaints generally allege, among other things, that the board of directors of the Company breached its fiduciary duties to the stockholders by failing to ensure that Company stockholders received adequate and fair value for their shares. The complaints also generally assert that the Company, J.F. Lehman & Company and Parent aided and abetted the board of directors’ breach of its fiduciary duties. The lawsuits seek, among other things, to enjoin the consummation of the Merger, rescission of the Merger Agreement (to the extent the Merger has already been consummated), damages, and attorneys’ fees and costs. The parties have engaged in discovery and litigation activities in advance of the finalization of the Merger. All three actions are currently pending, a motion to consolidate the three actions is also pending, and the Merger has not yet been finalized.

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

In accordance with required guidance, the Company accrues for litigation matters when losses become probable and reasonably estimable. The Company has no recorded accrual relating to its outstanding legal matters as of February 29, 2016 (November 30, 2015—$0). As of the end of each applicable reporting period, or more frequently, as necessary, the Company reviews each outstanding matter and, where it is probable that a liability has been incurred, it accrues for all probable and reasonably estimable losses. Where the Company is able to reasonably estimate a range of losses with respect to such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it will use the amount that is the low end of such range. Because of the uncertainty, the complexity and the many variables involved in litigation, the actual costs to the Company with respect to its legal matters may differ from our estimates, could result in a significant difference and could have a material adverse effect on the Company’s financial position, liquidity, or results of operations. If we determine that an additional loss in excess of our accrual is probable but not estimable, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

Upon closing the contemplated Merger as referenced in Note 17, the Company is liable to pay fees and expenses to its investment banking firm in the amount of approximately $4,300. Other Merger related costs yet to be incurred, such as additional legal, accounting and certain investment banking fees, must be paid even if the Merger is not completed. Under certain circumstances specified in the Merger Agreement, the Company may be required to pay Parent a termination fee of approximately $3,500.

14. INCOME TAXES

For the three month periods ended February 29, 2016 and February 28, 2015, the Company’s effective income tax rates were (12.0)% and (14.3)% for continuing operations, respectively compared to an applicable U.S. federal statutory income tax rate of 34%. The difference between the effective tax rate and U.S. statutory tax as of February 29, 2016 and February 28, 2015 is primarily due to the existence of a valuation allowance recorded against deferred tax assets including net operating losses, as well as, the income of foreign subsidiaries being taxed at rates lower than the U.S. statutory rate. For the three months ended February 29, 2016, the Company recorded valuation allowances on deferred tax assets relating to current year losses. The Company also recorded non-cash deferred tax expense in connection with the tax amortization of indefinite-lived intangible assets, which cannot be used as a source of future taxable income in calculating the current year valuation allowance.

As of February 29, 2016, the Company had no significant unrecognized tax benefits.

The Company records interest and penalties related to tax matters within general and administrative expenses on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2011-2015 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2011-2015 remain open to examination by Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

15. RESTRUCTURING CHARGES RELATED TO CONSOLIDATION OF OPERATIONS

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification.

During the three months ended February 29, 2016 and February 28, 2015 the Company has reflected within the consolidated statement of operations restructuring charges of $596 and $872, respectively. These restructuring charges included lease impairment and legal charges, workforce reductions and other expenses related to consolidating certain operations, and costs related to the change in the Company’s Chief Executive Officer. The actions taken as part of these restructuring activities are intended to realize synergies from our combined SSC operations, contain costs and streamline our operations. Management continues to evaluate whether other related assets have been impaired, and has concluded that there should be no additional impairment charges as of February 29, 2016.

As of February 29, 2016, the Company has also recorded a lease impairment accrual of approximately $1,516 related to one of the facilities of its EMS business and $241 related to one of the facilities of its SSC business.

16. SEGMENT INFORMATION

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

Three months ended February 29, 2016 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$42,701	$5,261	$6,465	$—	$—	$54,427

Adjusted EBITDA:	5,142	1,528	(475)	—	—	6,195
Acquisition related charges						183
Restructuring						596
Depreciation and amortization						4,322
Interest expense, net						5,326
Amortization of note discounts and deferred financing costs						343
Other adjustments *						1,162

Loss before income taxes						$(5,737)

Segment assets—as at February 29, 2016	$296,168	$12,017	$20,793	$5,834	$—	$334,812
Goodwill included in assets—as at Feb. 29, 2016	$146,770	$—	$2,469	$—	$—	$149,239
Purchase of fixed assets, to February 29, 2016	$255	$1	$15	$—	$—	$271

Three months ended February 28, 2015 (in thousands)	SSC	SSIA	EMS	Corporate	Inter Segment Eliminations	Total
Revenue from external customers	$38,386	$4,258	$8,206	$—	$—	$50,850

Adjusted EBITDA:	5,242	755	50	—	—	6,047
Acquisition related charges						62
Restructuring						872
Depreciation and amortization						3,459
Interest expense, net						3,127
Amortization of note discounts and deferred financing costs						23
Other adjustments *						411

Loss before income taxes						$(1,907)

Segment assets—as at November 30, 2015	$305,267	$11,089	$21,024	$7,645	$—	$345,025
Goodwill included in assets—as at Nov. 30, 2015	$146,770	$—	$2,469	$—	$—	$149,239
Purchase of fixed assets, to February 28, 2015	$144	$12	$3	$—	$—	$159

*	Other adjustments primarily include non-cash inventory provisions, stock based compensation, franchise taxes, financing and other adjustments, lease payments for the State College, Pennsylvania facility, and foreign exchange losses.

17. AGREEMENT AND PLAN OF MERGER

On February 28, 2016, API entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into API, with API surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of API (the “API Common Stock”) issued and outstanding as of immediately prior to the effective time, other than certain excluded shares, will be cancelled and automatically converted into the right to receive $2.00 cash, without interest (the “Per Share Price”). API RSUs and API options will be cancelled and converted into the right to receive the Per Share Price, less, with respect to API options, the exercise price per share underlying such API options, if any.

Consummation of the Merger is subject to certain conditions, including, without limitation, (i) the receipt of the necessary approval of the Merger from API’s stockholders, which was obtained by written consent on February 29, 2016; (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (iii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under applicable antitrust and competition laws.

API has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of API prior to the consummation of the Merger.

The Merger Agreement contains certain termination rights for API and Parent. Upon termination of the Merger Agreement under specified circumstances (principally in connection with terminating the Merger Agreement to accept a superior proposal, as defined in the Merger Agreement), API will be required to pay Parent a termination fee of $3,500.

Upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay API a termination fee of $5,000. This reverse termination fee is payable if the Merger Agreement is terminated by API if Parent and Merger Sub fail to consummate the Merger under certain circumstances or if Parent or Merger Sub have willfully breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period. A private equity fund affiliated with J.F. Lehman & Company has provided API with a limited guaranty guaranteeing the payment of the reverse termination fee and certain other monetary obligations that may be owed by Parent pursuant to the Merger Agreement. The Merger Agreement also provides that either party may, under certain circumstances, specifically enforce the other party’s obligations under the Merger Agreement.

In addition to the foregoing termination rights, and subject to certain limitations, API or Parent may terminate the Merger Agreement if the Merger is not consummated by May 27, 2016.

On February 29, 2016, Vintage Albany Acquisition, LLC (“Vintage”), the record and beneficial owner of 22,000,000 shares of API Common Stock, and Steel Excel Inc. (“Steel”), the record and beneficial owner of 11,377,192 shares of API Common Stock, approved the Merger and adopted the Merger Agreement by written consent. Together, Vintage and Steel hold over a majority of the outstanding shares of API Common Stock. The approval by Vintage and Steel constitutes the required approval of the Merger and adoption of the Merger Agreement by API’s stockholders under Delaware General Corporation Law and the charter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section is provided as a supplement to, and should be read in conjunction with, our unaudited Consolidated Financial Statements and accompanying Notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended November 30, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

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

Merger Agreement

On February 28, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RF1 Holding Company (“Parent”) and RF Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with API surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock, par value $0.001 per share, of API (the “API Common Stock”) issued and outstanding as of immediately prior to the effective time, other than certain excluded shares, will be cancelled and automatically converted into the right to receive $2.00 cash, without interest (the “Per Share Price”). API RSUs and API options will be cancelled and converted into the right to receive the Per Share Price, less, with respect to API options, the exercise price per share underlying such API options, if any.

The Merger Agreement contains certain termination rights for API and Parent. Upon termination of the Merger Agreement under specified circumstances (principally in connection with terminating the Merger Agreement to accept a superior proposal, as defined in the Merger Agreement), API will be required to pay Parent a termination fee of $3.5 million.

Upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay API a termination fee of $5 million. This reverse termination fee is payable if the Merger Agreement is terminated by API if Parent and Merger Sub fail to consummate the Merger under certain circumstances or if Parent or Merger Sub have willfully breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period. A private equity fund affiliated with J.F. Lehman & Company has provided API with a limited guaranty guaranteeing the payment of the reverse termination fee and certain other monetary obligations that may be owed by Parent pursuant to the Merger Agreement. The Merger Agreement also provides that either party may, under certain circumstances, specifically enforce the other party’s obligations under the Merger Agreement.

In addition to the foregoing termination rights, and subject to certain limitations, API or Parent may terminate the Merger Agreement if the Merger is not consummated by May 27, 2016.

On February 29, 2016, Vintage Albany Acquisition, LLC (“Vintage”), the record and beneficial owner of 22,000,000 shares of API Common Stock, and Steel Excel Inc. (“Steel”), the record and beneficial owner of 11,377,192 shares of API Common Stock, approved the Merger and adopted the Merger Agreement by written consent. Together, Vintage and Steel hold over a majority of the outstanding shares of API Common Stock. The approval by Vintage and Steel constitutes the required approval of the Merger and adoption of the Merger Agreement by API’s stockholders under Delaware General Corporation Law and the charter.

The foregoing summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 1, 2016.

Inmet and Weinschel

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

Backlog

Our sales backlog at February 29, 2016 was approximately $128.0 million compared to approximately $118.6 million at November 30, 2015. Our backlog figures represent confirmed customer purchase orders that we had not shipped at the time the figures were calculated. We anticipate that approximately $99.6 million of our backlog orders will be filled by February 28, 2017. We lack control over the timing of new purchase orders, as such, the backlog can increase or decrease significantly based on timing of customer purchase orders.

	(dollar amounts in thousands)
	February 29, 2016	November 30, 2015	% Change
Backlog by segments:
SSC	$101,940	$97,308	4.8%
EMS	25,314	15,577	62.5%
SSIA	6,046	5,759	5.0%

	$133,300	$118,644	12.4%

The increase at February 29, 2016 compared to November 30, 2015 was primarily related to higher bookings in all segments due to program timing in the quarter ended February 29, 2016, partially offset by a reduction in the UK foreign exchange rate, which affected the SSC and SSIA segments.

Results of Operations for the Three Months Ended February 29, 2016 and February 28, 2015

The following discussion of results of operations is a comparison of our three months ended February 29, 2016 and February 28, 2015.

Segment Operating Revenue and Adjusted EBITDA

Financial information for each of our segments is set forth in Note 16 “Segment Information” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. In deciding how to allocate resources and assess performance, our chief operating decision maker regularly evaluates the performance of our reportable segments on the basis of revenue and adjusted EBITDA. Segment adjusted EBITDA assists us in comparing our segment performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance. Our reportable segment measure of adjusted EBITDA is not a recognized measure under GAAP and should not be considered an alternative to, or more meaningful than, net income (loss) or other measures of financial performance derived in accordance with GAAP. Our segment adjusted EBITDA may not be comparable to similarly titled measures of other companies because other entities may not calculate segment adjusted EBITDA in the same manner.

Our segment Adjusted EBITDA is defined as income from continuing operations before income taxes, interest, depreciation and amortization, and excluding other items. Such items include stock-based compensation expense, non-cash inventory provisions, franchise taxes, acquisition related charges, restructuring charges, financing and other adjustments, foreign exchange losses and lease payments related to the Sale/Leaseback.

	(dollar amounts in thousands) Three months ended
	February 29, 2016	February 28, 2015	% Change
Revenues by segments:
SSC	$42,701	$38,386	11.2%
EMS	6,465	8,206	(21.2)%
SSIA	5,261	4,258	23.6%

	$54,427	$50,850	7.0%

We recorded a 7.0% increase in overall revenues for the three months ended February 29, 2016 over the same period in 2015. The increase was due to higher revenues in our SSC and SSIA segments, compared to the three months ended February 28, 2015. During the three months ended February 29, 2016, the increase in our SSC segment revenues was primarily due to $10.6 million from the acquisition of Inmet and Weinschel, partially offset by the timing of certain programs and approximately $0.4 million due to the devaluation of the Pound Sterling to the US dollar during the quarter ended February 29, 2016, compared to the same period in the prior year. Revenues for the EMS segment were negatively impacted by the timing of certain programs and the fact that its opening backlog, as at November 30, 2015, was much lower than the prior year. The increase in the SSIA segment revenue was primarily due to higher revenues in Canada, following the completion of elections and in the U.K., partially offset by approximately $0.2 million, each due to the devaluation of the Canadian dollar and Pound Sterling compared to the US dollar during the quarter ended February 29, 2016, compared to the same period in the prior year.

	(dollar amounts in thousands) Three months ended
	February 29, 2016	February 28, 2015	% Change
Segment Adjusted EBITDA:
SSC	$5,142	$5,242	(1.9)%
EMS	(475)	50	(1058.6)%
SSIA	1,528	755	102.5%

The SSC segment adjusted EBITDA for the three months ended February 29, 2016 was lower than the comparable period in 2015 primarily due to a change in product mix, as we shipped products on certain programs with higher costs of revenues. During the three months ended February 29, 2016, the decrease in our EMS segment adjusted EBITDA was primarily due to the impact of lower revenues. The SSIA segment adjusted EBITDA for the three months ended February 29, 2016 was higher than the comparable period in 2015, primarily due to higher revenues and an improved product mix.

Operating Expenses

Cost of Revenue and Gross Margin

	Three months ended
	February 29, 2016	February 28, 2015
Gross margin by segments:
SSC	27.1%	29.1%
EMS	3.3%	6.5%
SSIA	38.9%	29.6%
Overall	25.4%	25.5%

Our combined gross margin for the three months ended February 29, 2016 decreased by approximately 0.1 percentage points compared to the three months ended February 28, 2015. Gross margin varies from period to period and can be affected by a number of factors, including product mix, production efficiency, and restructuring activities. Overall cost of revenues from continuing operations as a percentage of sales increased in the three months ended February 29, 2016 from 74.5% to 74.6% compared to the same period last year. The SSC segment cost of revenues percentage for the three months ended February 29, 2016 increased by 2.0 percentage points compared to the same period in 2015, primarily due to a change in product mix in the quarter ended February 29, 2016 compared to the same period last year, as we shipped products on certain programs with higher costs of revenues. The EMS segment cost of revenues percentage for the three months ended February 29, 2016 increased by 3.2 percentage points compared to the same period in 2015, primarily due to the impact of lower revenues and therefore lower coverage of our fixed costs. The SSIA segment realized a decrease in cost of revenues of 9.3 percentage points primarily due to the impact of higher revenues and therefore higher coverage of our fixed costs. Combined restructuring costs recorded in the three months ended February 29, 2016 were approximately $0.5 million compared to approximately $0.1 million in the comparable period of 2015.

General and Administrative Expenses

General and administrative expenses increased to approximately $8.4 million for the three months ended February 29, 2016 from $5.3 million for the three months ended February 28, 2015. The increase is primarily a result of the Inmet and Weinschel acquisition and an increase in stock based compensation, partially offset by lower depreciation and amortization as other intangible assets became fully amortized. As a percentage of sales, general and administrative expenses were 15.5% for the three months ended February 29, 2016, compared to 10.4% for the three months ended February 28, 2015.

The major components of general and administrative expenses are as follows:

	(dollar amounts in thousands) Three months ended
	Feb. 29, 2016	% of sales	Feb. 28, 2015	% of sales
Depreciation and Amortization	$3,106	5.7%	$2,026	4.0%
Accounting and Administration	$3,285	6.0%	$1,989	3.9%
Stock based compensation	$348	0.6%	$79	0.2%
Professional Services	$416	0.8%	$402	0.8%

Selling Expenses

Selling expenses increased to approximately $3.9 million for the three months ended February 29, 2016 compared to approximately $3.7 million for the three months ended February 28, 2015. As a percentage of sales, selling expenses were 7.2% for the three months ended February 29, 2016, compared to 7.2% for the three months ended February 28, 2015.

The major components of selling expenses are as follows:

	(dollar amounts in thousands) Three months ended February 28,
	Feb. 29, 2016	% of sales	Feb. 28, 2015	% of sales
Payroll Expense – Sales	$2,073	3.8%	$2,000	3.9%
Commissions	$1,275	2.3%	$1,101	2.2%
Advertising	$214	0.4%	$300	0.6%

Research and Development Expenses

Research and development costs decreased to approximately $0.9 million for the three months ended February 29, 2016 compared to approximately $2.0 million for the three months ended February 28, 2015. The decrease is primarily a result of cost reduction initiatives and a shift during the three months ended February 29, 2016, as more engineering time was spent on continuous improvement of manufacturing processes, compared to research and development initiatives in the comparable period of last year. As a percentage of sales, research and development expenses were 1.6% for the three months ended February 29, 2016, compared to 3.9% for the three months ended February 28, 2015.

Business acquisition and related charges

Business acquisition charges primarily represent costs of engaging outside legal, accounting, due diligence, and business valuation consultants related to business combinations or divestitures. For the three months ended February 29, 2016, business acquisition charges of approximately $0.2 million of costs primarily related to the Merger Agreement compared to approximately $0.1 million for the three months ended February 28, 2015.

Operating Income

We posted operating income for the three months ended February 29, 2016 of approximately $0.4 million compared to operating income of approximately $1.1 million for the three months ended February 28, 2015. The decrease in operating income of approximately $0.7 million is primarily attributed to higher operating costs primarily associated with costs related to the acquisition of Inmet and Weinschel, partially offset by higher revenues in the quarter.

Other Expenses (Income)

Total other expense for the three months ended February 29, 2016 is approximately $6.1 million, compared to other expense of $3.0 million for the three months ended February 28, 2015.

The increase in other expense in the three month period ended February 29, 2016, compared to the comparable period in 2015 is largely attributable to higher interest expense, approximately $0.8 million of finance related costs related to Amendment No. 4 to the Credit Agreement and higher amortization of note discounts and deferred financing costs as a result of the refinancing and extinguishment of our previous term loans in June 2015.

Income Taxes

Income taxes from continuing operations amounted to a net expense of approximately $0.7 million for the three months ended February 29, 2016 compared to a net expense of $0.3 million in the three months ended February 28, 2015. The expense during the three months ended February 29, 2016, is primarily due to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period. The current provision is less than the statutory tax rate due to valuation allowances placed upon the deferred tax assets. The prior year expense related to the tax amortization of indefinite lived intangibles, and foreign and state taxes incurred during the period.

Net loss

We recorded a net loss for the three months ended February 29, 2016 of approximately $6.4 million, compared to the net loss of approximately $2.2 million for the three months ended February 28, 2015. The net loss in the three month period ended February 29, 2016 is higher than the comparable period in 2015, primarily attributed to higher interest expense and finance related costs, higher income taxes, and higher operating costs primarily associated with costs related to the acquisition of Inmet and Weinschel, partially offset by higher revenues in the quarter.

Liquidity and Capital Resources

Overview and Summary

Our principal sources of liquidity include cash flows from operations, funds from borrowings and existing cash on hand.

At February 29, 2016, we held cash and cash equivalents of approximately $4.5 million compared to $7.2 million at November 30, 2015. We believe that our available cash and cash equivalents and future cash flows from operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including scheduled debt repayment, lease commitments, planned capital expenditures, and research and development expenses. There can be no assurance, however, that unplanned capital replacements or other future events, will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us, if at all. Any issuance of additional equity could dilute our current stockholders’ ownership interests. In addition, see below regarding a discussion of the consequences if there is an event of default under the Term Loan Agreement.

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

Amendment No. 4, among other items, adds additional mandatory prepayment events upon the occurrence of a change of control (as defined in the Term Loan Agreement) and/or receipt of any termination fees under the Merger Agreement and decreases the prepayment premiums that we are required to pay upon a voluntary or mandatory prepayment of any of the outstanding term loans. Upon consummation of the transactions contemplated by the Merger Agreement, we will be required to pay a prepayment premium in an amount equal to 1% of the amount of the term loans prepaid. Amendment No. 4 also amends the amortization schedule applicable to future term loan payments made by the Company by removing our obligation to make an amortization payment for the fiscal quarters ending February 29, 2016 and May 31, 2016 and requiring us to make an amortization payment in an amount equal to 5.0% of the original aggregate term loan amount on the earlier of (a) May 27, 2016 and (b) the date of termination of the Merger Agreement. Amendment No. 4 reduces the minimum interest coverage ratio for certain compliance periods, increases the maximum leverage ratio for certain compliance periods, and adds additional events of default upon either (a) the termination of the Merger Agreement or (b) our failure to consummate the transactions contemplated by the Merger Agreement on or prior to May 27, 2016. As of February 29, 2016, we had borrowed $193.7 million under the Term Loan Agreement.

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

Pursuant to the Term Loan Agreement, we are required to maintain compliance with an interest coverage ratio and a leverage ratio and to limit our annual capital expenditures to $4.0 million per fiscal year (subject to carry-over rights). The interest coverage ratio is defined as the ratio of Consolidated EBITDA to cash Interest Expense (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. Amendment No. 3 and Amendment No. 4 reduce the minimum interest coverage ratio and increase the maximum leverage ratio for the November 30, 2015 compliance period and the fiscal 2016 compliance periods. For the first fiscal quarter during the fiscal year ending November 30, 2015, the interest coverage ratio must not have been less than the ratio of 2.20:1.00, for the second and third fiscal quarters ending November 30, 2015, it must not have been less than the ratio of 1.90:1.00, and for the fourth fiscal quarter not less than 1.55:1.00. For the fiscal 2016 periods, the interest coverage ratio must not be less than the ratio of 1.56:1.00 for the first quarter, 1.66:1.00 for the second quarter, 1.63:1.00 for the third quarter, and 1.82:1.00 for the fourth quarter. The leverage ratio is defined as the ratio of Funded Debt to Consolidated EBITDA (as each term as defined in the Term Loan Agreement), as at the end of each fiscal quarter. For each of the fiscal quarters during the fiscal year ending November 30, 2015, the leverage ratio must not have been greater than 5.25:1.00, except for the second fiscal quarter during the fiscal year ending November 30, 2015 for which the leverage ratio must not have been greater than 5.50:1.00 and for the fourth fiscal quarter not greater than 6.50:100. For the fiscal 2016 periods, the leverage ratio must not be greater than 6.64:1.00 for the first quarter, 6.13:1.00 for the second quarter, 6.03:1.00 for the third quarter, and 5.18:1.00 for the fourth quarter. Amendment No. 3 also permits certain adjustments to the Company’s consolidated EBITDA, which is used in calculating the financial covenants, to reflect cost savings in connection with the acquisition of Inmet and Weinschel.

As at February 29, 2016, we were in compliance with our financial covenants under the Term Loan Agreement.

The Term Loan Agreement includes customary events of default including, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, non-compliance with ERISA laws and regulations, defaults under the security documents or guaranties, material judgment defaults, and a change of control default, in each case subject to certain exceptions for a term loan of this type. In addition, it is an event of default upon either (a) the termination of the Merger Agreement or (b) the Company’s failure to consummate the transactions contemplated by the Merger Agreement on or prior to May 27, 2016. The occurrence of an event of default could result in an increased interest rate equal to 2.0% above the applicable interest rate for loans, the acceleration of our obligations pursuant to the Term Loan Agreement and an obligation of the subsidiary guarantors to repay the full amount of our borrowings under the Term Loan Agreement. If we were unable to obtain a waiver for a breach of covenant and the lenders accelerated the payment of any outstanding amounts, such acceleration may cause our cash position to deteriorate or, if cash on hand were insufficient to satisfy the payment due, may require us to obtain alternate financing to satisfy the accelerated payment. If our cash is utilized to repay any outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Quarter Ended February 29, 2016 Compared to February 28, 2015

Cash used by operating activities of approximately $2.0 million for the three months ended February 29, 2016 (“Q1 FY2016”) was lower than cash provided by operating activities of approximately $0.7 million for the three months ended February 28, 2015 (“Q1 FY2015”). The increase in cash used by operating activities resulted primarily from higher interest payments and changes in operating assets and liabilities in Q1 FY2016 compared to Q1 FY2015.

Cash used in investing activities for the three months ended February 29, 2016 was approximately $0.3 million, which consisted of the acquisition of fixed and intangible assets. Cash used in investing activities for the three months ended February 28, 2015 was approximately $0.3 million, which consisted of the acquisition of fixed and intangible assets.

Cash used by financing activities for the three months ended February 29, 2016 totaled approximately $0.1 million, and resulted from the repayment of long-term debt, mainly related to the UK mortgage and capital lease obligations. During the three months ended February 28, 2015 cash used by financing totaled approximately $2.5 million, and resulted from the repayment of long-term debt, mainly related to the term loans under the Term Loan Agreement.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 to the unaudited consolidated financial statements in Item 1 of this Report and the effects of any recently adopted accounting pronouncements in Note 3 to the unaudited consolidated financial statements in Item 1 of this Report. There were no significant changes in our accounting policies or critical accounting estimates that are discussed in our Annual Report on Form 10-K for the year ended November 30, 2015.

Off-Balance Sheet Arrangements

During the year ended November 30, 2015 and the three months ended February 29, 2016, the Company did not have any off-balance sheet arrangements.

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

Management wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2015 and in our other filings with the SEC. These uncertainties and other risk factors include, but are not limited to: general economic and business conditions, including without limitation, reductions in government defense spending; governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions; our ability to integrate and consolidate our operations; our ability to expand our operations in both new and existing markets; the ability of our review of strategic alternatives to maximize stockholder value; the effect of growth on our infrastructure; our ability to maintain compliance with our financial covenants; and continued access to capital markets.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2016.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended February 29, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A–“Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of February 28, 2016, by and among API Technologies Corp, RF1 Holding Company, and RF Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 1, 2016)

3.1	Amended and Restated Bylaws of API Technologies Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 1, 2016)

10.1	Amendment No. 4 to Credit Agreement, dated as of February 28, 2016, by and among API Technologies Corp., the lenders party thereto and Guggenheim Corporate Funding, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 1, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

API TECHNOLOGIES CORP.

Date: April 13, 2016	By:	/S/ ERIC F. SEETON
Eric F. Seeton
Chief Financial Officer (Duly Authorized Officer)